Form 10-Q
period 1997-03-31
TRAVELCENTERS OF AMERICA INC
filed 1997-05-15
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                           --------------------------

                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                           --------------------------

                         TRAVELCENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                              36-3856519
  (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                            Identification No.)


                       24601 Center Ridge Road, Suite 300
                            Westlake, OH  44145-5634
          (Address of principal executive offices, including zip code)

                               (216) 808-9100
                   (Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes         No / X /

                         TRAVELCENTERS OF AMERICA, INC.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO DIFFER FROM FUTURE PERFORMANCE SUGGESTED HEREIN. IN THE CONTEXT OF FORWARD-LOOKING INFORMATION PROVIDED IN THIS FORM 10-Q AND IN OTHER REPORTS, PLEASE REFER TO
THE DISCUSSION OF RISK FACTORS DETAILED IN, AS WELL AS THE OTHER INFORMATION CONTAINED IN, THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                 INDEX                                              PAGE NO.
                 -----                                              --------
     PART I.     FINANCIAL INFORMATION

       Item 1.   Consolidated Balance Sheet as of March 31, 1997
                 and December 31, 1996                                     3

                 Consolidated Statement of Income
                 and Retained Earnings for the three months
                 ended March 31, 1997 and 1996                             4

                 Consolidated Statement of Cash Flows
                 for the three months ended March 31, 1997
                 and 1996                                                  5

                 Notes to Consolidated Financial Statements                6

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            24

     PART II.    OTHER INFORMATION

       Item 1.   Legal Proceedings                                        31

       Item 4.   Submission of Matters to a Vote of
                 Securityholders                                          33

       Item 6.   Exhibits and Reports on Form 8-K                         34

SIGNATURE

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            TRAVELCENTERS OF AMERICA, INC.
                             CONSOLIDATED BALANCE SHEET

                                                      MARCH 31,
                                                        1997        DECEMBER 31,
                                                     (UNAUDITED)       1996
                                                     -----------    ------------
                                                      (IN THOUSANDS OF DOLLARS)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                $ 74,910       $ 23,779
   Accounts receivable (less allowance for doubtful
     accounts of $3,851 for 1997 and $3,502 for 1996)    56,291         54,371
   Inventories                                           29,821         29,082
   Deferred income taxes                                  3,877          3,877
   Other current assets                                  10,895         10,530
                                                    -----------    ------------
     Total current assets                               175,794        121,639

   Notes receivable, net                                  1,920          1,835
   Property and equipment, net                          267,618        269,366
   Intangible assets                                     19,449         19,657
   Deferred financing costs                              11,624          8,379
   Other assets                                           3,426          5,013
                                                     -----------    ------------
     TOTAL ASSETS                                      $479,831       $425,889
                                                     -----------    ------------
                                                     -----------    ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving loans                                     $    ---       $ 14,000
   Current maturities of long-term debt                     500         17,250
   Accounts payable                                      35,564         37,201
   Other accrued liabilities                             26,416         29,422
                                                     -----------    ------------
      Total current liabilities                          62,480         97,873

COMMITMENTS AND CONTINGENCIES (NOTE 8)
   Long-term debt (net of unamortized discount)         290,000        193,185
   Deferred income taxes                                  9,452          9,452
   Other long-term liabilities                            5,338          5,914
                                                     -----------    ------------
      TOTAL LIABILITIES                                 367,270        306,424

   Mandatorily redeemable senior convertible
     participating preferred stock                       52,295         51,075

   Other preferred stock, common stock and
     other shareholders' equity                          49,499         50,743
   Retained earnings                                     10,767         17,647
                                                     -----------    ------------
     Total shareholders' equity                          60,266         68,390
                                                     -----------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $479,831       $425,889
                                                     -----------    ------------
                                                     -----------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                   UNAUDITED

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1997           1996
                                                          ----           ----
                                                       (IN THOUSANDS OF DOLLARS)
REVENUES:
   Fuel                                                 $194,151       $108,907
   Rent                                                    9,720         10,950
   Nonfuel revenues                                       61,242         11,552
                                                        --------       --------
     TOTAL REVENUES                                      265,113        131,409

   Cost of revenues (excluding depreciation)             205,878        110,896
                                                        --------       --------
     GROSS PROFIT (EXCLUDING DEPRECIATION)                59,235         20,513


   Operating expenses                                     34,083          3,683
   Selling, general and administrative expenses           11,733          9,055
   Refinancing, transition and development costs           1,618             25
   Depreciation and amortization                           6,944          3,214
   Other (income) expense, net                               (74)           (27)
   Income of subsidiary held for disposition                 ---           (143)
                                                        --------       --------
     INCOME FROM OPERATIONS                                4,931          4,706

   Interest (expense), net                                (5,105)        (3,208)
                                                        --------       --------
     (LOSS) INCOME BEFORE INCOME TAXES
        AND EXTRAORDINARY ITEM                              (174)         1,498

   (Benefit) provision for income taxes                      (68)           582
                                                        --------       --------
     (Loss) income before extraordinary item                (106)           916

   Extraordinary item
     (less applicable income taxes of $3,608)             (5,554)           ---
                                                        --------       --------
     NET (LOSS) INCOME                                    (5,660)           916
     Less:  preferred dividends                           (1,220)        (1,220)

   Retained earnings - beginning of the period            17,647         16,994
                                                        --------       --------
                                                        --------       --------
   Retained earnings - end of the period                $ 10,767       $ 16,690
                                                        --------       --------
                                                        --------       --------
   Loss before extraordinary item per common share
     and common share equivalent                        $  (0.15)      $  (0.03)

   Extraordinary item                                      (0.63)           ---
                                                        --------       --------
   Net loss per common share and common share
     equivalent (Note 2)                                $  (0.78)      $  (0.03)
                                                        --------       --------
                                                        --------       --------
   Weighted average number of shares and common
   share equivalents (in thousands)                        8,873          8,947
                                                        --------       --------
                                                        --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1997           1996
                                                          ----           ----
                                                       (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                   $  (5,660)     $     916
  Adjustments to reconcile net (loss) income to
    net cash provided by operating activities:
    Net income of subsidiary held for disposition           ---             86
    Extraordinary item                                    5,554            ---
    Depreciation and amortization                         6,944          3,214
    Provision for doubtful accounts                         376            467
    Gain on sale of property andequipment                   (40)           ---
    Changes in assets and liabilities, adjusted for
      the effects of acquisitions of network assets
      Accounts receivable                                (3,185)        (6,139)
      Inventories                                         1,361           (124)
      Other current assets                                1,248            852
      Accounts payable                                   (1,782)         8,745
      Other current liabilities                            (264)         3,286
      Other, net                                            312            ---
                                                       --------       --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES           4,864         11,303
                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of network assets                     (4,254)        (3,063)
      Proceeds from sales of property and equipment          77           ---
      Capital expenditures                               (1,388)        (3,433)
                                                       --------       --------
        NET CASH USED IN INVESTING ACTIVITIES            (5,565)        (6,496)
                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Revolving loan borrowings                           3,750         10,000
      Revolving loan repayments                         (17,750)           ---
      Long-term debt borrowings                         290,500            ---
      Long-term debt repayments                        (211,800)        (2,000)
      Repurchase of common stock                         (1,244)           ---
      Debt issuance costs                               (11,624)           ---
                                                       --------       --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES        51,832          8,000
                                                       --------       --------
          Net increase in cash                           51,131         12,807

Cash at the beginning of the period                      23,779          3,191
                                                       --------       --------
Cash at the end of the period                         $  74,910      $  15,998
                                                       --------       --------
                                                       --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

                          TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


1.   BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

     TravelCenters of America, Inc., formerly National Auto/Truckstops
     Holdings Corporation (collectively with its subsidiaries, as the context may require, the "Company"), was incorporated on December 2, 1992, to raise equity and to function as the holding company of its wholly-owned operating subsidiary, National Auto/Truckstops, Inc. ("National"). National was incorporated to acquire the travel center network ("the National Network") of Unocal Corporation ("Unocal") ("the National Acquisition"). On December 10, 1993, the Company capitalized a second wholly-owned subsidiary, TA Holdings Corporation ("TAHC"), which in turn capitalized a wholly-owned subsidiary, TA Operating Corporation ("TA").
     TA was incorporated to acquire the travel center network ("the TA Network") of BP Exploration and Oil Company ("BP") (the "TA Acquisition"), and had a wholly-owned subsidiary, TA Franchise Systems Inc. ("TAFSI"), which holds all of the TA franchise agreements. The National Acquisition was consummated on April 13, 1993 and the TA Acquisition was consummated on December 10, 1993.

     The TA Acquisition required the consent of the operators and independent franchisees who were holders of the Company's former Class A Common Stock (the "Operator Shareholders"). The Operator Shareholders consented to the TA Acquisition and, in connection therewith, the Company was granted an option to repurchase, for cash and its stock in TAHC, all of its equity securities, including its mandatorily redeemable preferred stock, and warrants not held by the Operator Shareholders and senior management of National. Accordingly, the financial statements presented the net assets of TAHC as held for disposition. The results of operations of TAHC were reported as a single amount through September 30, 1996. Effective September 30, 1996, a decision was made to retain TAHC and, subsequently, the Company chose to pursue the combination of the operations of the TA and National Networks. Accordingly, at that date, the carrying value of the Company's investment in TAHC of $44,637,000 was allocated to the identifiable assets and liabilities based on the current fair values as of that date. In addition, the results of operations and cash flows of TAHC are included in the consolidated results of operations and cash flows of the Company from October 1, 1996. TAHC had net income of $86,000 for the three months ended March 31, 1996.

     On January 21, 1997, the Company's Board of Directors approved a plan to combine the operations of its National and TA Networks under the existing TA Network management. This plan provides for the divesting of certain National Network locations, terminating of certain franchise relationships, transfer of operations of all National Network company-operated locations to the TA Network and rebranding of certain National Network locations to TA.

     As of March 6, 1997, the Company's certificate of incorporation and by-laws were amended: (i) to eliminate the supermajority voting requirements that were applicable to certain actions, (ii) to eliminate all designations of classes of common stock, the convertibility of one class of common stock into another and all class votes of holders of common stock, (iii) to change the names of the Class A

                            TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     Common Stock and the Class B Common Stock to Common Stock, (iv) to provide that all of the outstanding shares of preferred stock of the Company be convertible into shares of common stock on the same basis as they previously had been convertible into Class B Common Stock, (v) to eliminate class votes for directors and to provide that directors shall be elected by holders of common stock and voting preferred stock voting together as a class and (vi) to change the Company's name to "TravelCenters of America, Inc." These actions did not change the numbers of shares of various classes of stock that are authorized or outstanding, nor did they alter the par value or dividend or other rights of the various classes of stock.

     On March 27, 1997, the Company was recapitalized and restructured pursuant to a series of transactions in which (i) the Company's indebtedness under the old National and TA Credit Facilities and Subordinated Notes were refinanced (see Note 6), (ii) TA and National guaranteed the Company's obligations under the new Credit Facilities, the Senior Notes and the Subordinated Notes and (iii) the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, National, TA and TAFSI (the Company's former subsidiary, TAHC, was liquidated as of such date).

     The Company, through its operating subsidiaries, is a nationwide marketer of truck and auto fuel and related products and services through a network of 169 full-service travel centers (121 operated under the "Unocal 76" trademark and 48 operated under the "TA" and "Truckstops of America" trademark as of March 31, 1997) in 36 states. Of the 169 network locations at March 31, 1997, the Company owns or leases 135 locations, 68 of which are leased to independent operators, and 67 of which are operated by the Company. During 1997, the Company took over the operations of 9 locations from independent operators. The remaining 34 locations are owned and operated by independent franchisees with whom the Company has contractual arrangements to supply motor fuels to a majority of the franchisees, as well as related products and services. The Company purchases and resells diesel fuel, gasoline and other truckstop products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS 76 system and STAR Billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the operators and independent franchisees in providing service to commercial fleets and the motoring public.

     The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended
     December 31, 1996. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month period ended March 31, 1997 and 1996, and are not necessarily indicative of the results to be expected for the full year.

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


2.   EARNINGS PER SHARE

     Earnings per common share and common share equivalent were computed by subtracting preferred dividends from net income and dividing the resulting amount by the weighted average number of share of common stock and common stock equivalents outstanding during the period. The Mandatorily Redeemable Senior Participating Preferred Stock Series I and II and Convertible Preferred Stock Series I and II are considered to be equivalents of common stock. The number of shares issuable on conversion of the preferred stock was added to the number of common shares. The number of shares was also increased by the number of shares issuable on the exercise of vested stock options when the formula price of the common stock exceeds the exercise price of the options and by the number of outstanding common stock warrants. The increase in the number of common shares was reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options.

     The weighted average number of shares of common stock and common share equivalents outstanding during the periods ended March 31, 1997 and 1996 were 8,873,449 and 8,947,006, respectively.

3.   INVENTORIES

     Inventories consist of the following:

                                       MARCH 31,           DECEMBER 31,
                                         1997                  1996
                                       ---------           ------------
                                              (IN THOUSANDS)

          Nonfuel merchandise          $  23,186            $  26,090
          Petroleum products               6,635                2,992
                                       ---------            ---------
             Total inventories         $  29,821            $  29,082
                                       ---------            ---------
                                       ---------            ---------

4.   DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

     Deferred financing costs were recorded in conjunction with the National and TA Acquisitions and were amortized on a basis approximating the interest method over the lives of the related debt instruments, ranging from five to ten years. As a result of the recapitalization of the Company on March 27, 1997, the deferred financing costs associated with the prior credit facilitates were written off as an extraordinary item (see Note 7). The financing costs incurred in conjunction with the recapitalization of the Company have been deferred and will be amortized on a basis approximating the interest method over the lives of the related new debt instruments. The intangible assets are being amortized

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them.

5.   REVOLVING LOAN

     As a result of the recapitalization, the Company has available a revolving loan facility of $40,000,000 (see Note 6). The interest rate for borrowings under this revolving loan facility is based on either an alternate base rate (ABR) plus 1.50 percent or an adjusted London
     Interbank Offered Rate (LIBOR) plus 2.50%.   After March 27, 1998, if
     certain conditions are satisfied, the spread added to the baseline rates will be reduced by 0.25 percent. There were no borrowings under the new revolving loan facility at March 31, 1997 (although $1,529,000 was utilized for letters of credit). There were $14,000,000 of outstanding borrowings at December 31, 1996 under the prior revolving loan facilities. The interest rate for borrowings under the prior revolving loan facilities were based on the bank's prime lending rate and LIBOR rates.

6.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                            INTEREST                                MARCH 31,           DECEMBER 31,
                                              RATE              MATURITY              1997                  1996
                                            ---------           --------            ---------           ------------
                                                                                            (IN THOUSANDS)
     Senior secured term loans (a)             (b)                1999              $    ---            $    39,800
     Senior secured term loans (c)             (d)                2000                   ---                 42,000
     Senior secured term loans (e)             (f)                2005                80,000                    ---
     Senior secured notes (g)                 8.76%               2002                   ---                 65,000
     Senior secured notes (h)                 8.63%               2002                   ---                 25,000
     Senior secured notes-Series I (i)        8.94%               2002                35,500                    ---
     Senior secured notes-Series II (j)        (k)                2005                50,000                    ---
     Subordinated notes (l)                  12.50%               2003                   ---                 25,000
     Subordinated notes (m)                  12.00%               2003                   ---                 15,000
     Subordinated notes (n)                  10.25%               2007               125,000                    ---
                                                                                    --------              ----------
          Total                                                                      290,500                211,800
     Less:  amounts due within one year                                                  500                 17,250
     Less:  unamortized discount                                                         ---                  1,365
                                                                                    --------              ----------
          Total                                                                     $290,000              $ 193,185
                                                                                    --------              ----------
                                                                                    --------              ----------

                            TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     (a) On April 13, 1993, the Company entered into a $100,000,000 Credit Agreement with a group of banks. This Credit Agreement consisted of three components: term loans of a maximum $70,000,000, swingline loans not to exceed $3,000,000, and revolving loans not to exceed $30,000,000 (including any swingline loans outstanding). On November 5, 1993, the Company reduced the revolving portion of the Credit Agreement to $25,000,000. No borrowings under the swingline loan were outstanding at December 31, 1996. This borrowing was retired as a result of the recapitalization.

     (b) Interest accrued at variable rates based on either an alternate base rate (ABR) or an adjusted London Interbank Offered Rate (LIBOR). The rate at which interest accrued was calculated as either the ABR rate (8.25% at December 31, 1996) plus 1 3/4 percent or the LIBOR rate (5.625% at December 31, 1996) plus 2 3/4 percent. The average effective interest rates for the year ended December 1996 was 9.5 percent.

     (c) On December 9, 1993, the Company entered into a $73,000,000 Credit Agreement with a group of banks. This Credit Agreement consisted of three components: term loans of a maximum $53,000,000, swingline loans not to exceed $3,000,000, and revolving loans not to exceed $20,000,000 (including any swingline loans outstanding and letters of credit issued). No borrowings under the swingline loan were outstanding at December 31, 1996. There were $1,529,000 of outstanding letters of credit under the Credit Agreement at December 31, 1996. This borrowing was retired as a result of the recapitalization.

     (d) Interest accrued at variable rates based on either an alternate base rate (ABR) or an adjusted London Interbank Offered Rate (LIBOR). The rate at which interest accrued was calculated as either the ABR rate plus 1 3/4 percent or the LIBOR rate plus 2 3/4 percent. The average effective interest rate for the year ended December 31, 1996 was 8.9 percent.

     (e) On March 21, 1997, in connection with the recapitalization, the Company entered into a $120,000,000 Credit Agreement with a group of banks. This Credit Agreement consists of three components: term loans of a maximum $80,000,000, swingline loans not to exceed $5,000,000, and revolving loans (see Note 5) not to exceed $40,000,000 (including any swingline loans outstanding and letters of credit issued). There have been no borrowings under the swingline loan or revolving loan commitments to date. Payments of principal, interest and commitment fees related to the Credit Agreement are scheduled at each quarter end in installments of principal ranging from $125,000 to $11,750,000, with the first payment due on June 30, 1997, and the last quarterly payment due on March 27, 2005. Optional prepayments are allowed under the credit agreement and, in addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company. Commitment fees are calculated as 1/2 of 1 percent on the average daily

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


          unused amount of the revolving loan commitment. There were $1,529,000 of outstanding letters of credit under the Credit Agreement at March 31, 1997.

     (f) Interest accrues at variable rates based on either an alternate base rate (ABR) or an adjusted London Interbank Offered Rate (LIBOR). The rate at which interest accrues is calculated as either the ABR rate plus 2.0 percent or the LIBOR rate plus 3.0 percent. Management has the option to select which rate is to be applied at the beginning of each loan period, the term of which varies from 1 month to 6 months. The Company has met certain conditions, and accordingly the spread added to the baseline rates has been reduced to 1 3/4 percent and 2 3/4 percent, respectively. The interest rate was set on March 27, 1997 at 8.75 percent for 3 months.

     (g) On April 13, 1993, the Company issued $65,000,000 of Senior Secured Notes. This borrowing was retired as a result of the recapitalization.

     (h) On December 9, 1993, the Company issued $25,000,000 of Senior Secured Notes. This borrowing was retired as a result of the recapitalization.

     (i) On March 21, 1997, in connection with the recapitalization, the Company issued $35,500,000 of Series I Senior Secured Notes. Interest payments on these notes are due semiannually on June 30 and December
          31. Optional prepayments are allowed under the note purchase agreement and required payments are due on June 30, 2001, December 31, 2001, June 30, 2002 and December 31, 2002 in the amount of $8,875,000 each, such amounts to be reduced by certain other prepayments. In the event of certain prepayments, the Company may be subject to the make-whole provision of the note agreement, which requires payment of a prepayment premium to the holders of the Series I Senior Secured Notes. In addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

     (j) On March 21, 1997, in connection with the recapitalization, the Company issued $50,000,000 of Series II Senior Secured Notes. Interest payments on these notes are due semiannually on March 31 and September 30. Optional prepayments are allowed under the note purchase agreement and required principal payments are scheduled at each quarter end in installments of principal ranging from $5,000,000 to $7,500,000, with the first payment made on June 30, 2003 and the last quarterly payment due on March 31, 2005, such amounts to be reduced by certain other prepayments. In the event of prepayments, the Company may be subject to the break funding cost provision of the note agreement. In addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     (k) Interest accrues at a rate based on an adjusted London Interbank Offered Rate (LIBOR). The rate at which interest accrues is calculated as the LIBOR rate plus 3.0 percent, which rate can be reduced after March 27, 1998 by 0.25 percent, if certain conditions are met. The interest rate is reset at the beginning of each loan period, the term of which is 6 months. The interest rate was set on March 27, 1997 at 8.875 percent for 6 months.

     (l) On April 13, 1993, the Company issued $25,000,000 of Subordinated Notes. The holders of the Subordinated Notes also received warrants to purchase 128,206 shares of the Company's common stock, resulting in a discount of $1,282,000 to the principal balance of these Subordinated Notes. The warrants remain outstanding while this borrowing was retired as a result of the recapitalization.

     (m) On December 10, 1993, the Company issued $15,000,000 of Subordinated Notes. The holders of the Subordinated Notes also received 80,520 shares of the Company's common stock, resulting in a discount of $805,000 to the principal balance of these Subordinated Notes. This borrowing was retired as a result of the recapitalization.

     (n) On March 27, 1997, in connection with the recapitalization, the Company issued $125,000,000 of Subordinated Notes. Interest payments on these notes are due semiannually on April 1 and October 1. Optional prepayments are allowed under certain circumstances under the note purchase agreement, any such payments reducing the required payment of $125,000,000 due April 1, 2007.

     The obligations of the Company under the Credit Agreement and the Note Purchase Agreement are jointly and severally unconditionally guaranteed by TA and National, which guarantees are secured, and the obligations of the Company under the Indenture relating to the Subordinated Notes are also jointly and severally unconditionally guaranteed by TA and National, which guarantees are unsecured. (See Note 9 for Condensed Consolidating Financial Statement schedules.)

     The borrowings under the Credit Agreements and Senior Secured Notes are secured by mortgages on all of the property and equipment acquired by the Company as a result of the National and TA Acquisitions in the manner described in the various collateral agreements entered into among the Company, TA, National, TAFSI, the lending banks under the Credit Agreements and the Senior Secured Note Purchasers. In the event of a change in control of the Company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

     Under the terms of the Credit Agreement and the Senior Note Purchase Agreements, the Company is required to maintain certain financial covenants, including minimum interest coverage, minimum debt

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     service coverage, minimum consolidated net worth, minimum current ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company was in compliance with all covenants under such agreements at March 31, 1997.

     Under the terms of the Indenture relating to the Subordinated Notes, the Company is required to maintain, among others, financial covenants that provide for minimum net worth and maximum amounts of capital expenditures. The Company was in compliance with all covenants under the Indenture at March 31, 1997.

7.   EXTRAORDINARY ITEM

     The refinancing of the Company on March 27, 1997, resulted in the early extinguishment of the Company's prior credit facilities. The remaining unamortized balance, at the time of the refinancing, of the deferred financing costs and unamortized debt discount of $7,846,703 and $1,315,012, respectively, were written off.

8.   COMMITMENTS AND CONTINGENCIES

     CAPITAL COMMITMENTS

     At March 31, 1997, commitments for capital expenditures for property and equipment totaled approximately $2,636,000.

     ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to extensive federal, state and local laws, regulations and ordinances relating to environmental matters that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and solid and hazardous substances or (ii) impose liability and damages for the cost of remediating sites affected by, and damage resulting from, past spills and disposal of other releases of petroleum products and hazardous substances.

     The Company owns and uses underground storage tanks (USTs) and above-ground storage tanks (ASTs) at company-operated and operator locations to store petroleum products and waste oils. These tanks must comply with statutory and regulatory requirements regarding tank construction, integrity testing, leak detection and monitoring, overfilling and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. To meet minimum federal requirements, all existing USTs owned by the Company must conform to certain construction requirements, have installed tank leak detection systems, and have installed

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     corrosion protection and spill-overfill prevention equipment by December 22, 1998. The Company has established a program of tank replacement and equipment installation to meet the requirements by that time.

     While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company estimates environmental related expenditures, including capital items, remediation and compliance costs, will total approximately $15 million to $20 million during 1997 and 1998.

     As part of each of the National and TA Acquisitions, the Company negotiated environmental agreements with the sellers, pursuant to which Unocal and BP each indemnified the Company for a period of eleven years from the acquisition dates for the remediation of any environmental contamination present at any of the acquired locations as of the acquisition dates and which required Unocal and BP to directly pay any required remediation costs. The environmental agreements with Unocal and BP expire on April 14, 2004 and December 11, 2004, respectively.

     In connection with the acquisitions, Phase I investigations were conducted at all of the acquired travel centers. Pursuant to the environmental agreements, Phase II investigations on all sites are required to be completed by the year 2000. As of March 31, 1997, 31 Phase II investigations were in progress and 84 had been completed. The Company is now evaluating the results of these investigations to establish what, if any, remedial actions will be required and are notifying federal, state and local authorities regarding any contamination that is discovered. The Company expects that the remaining 18 investigations will be completed by 1998. Unocal and the Company agreed to share the costs of the Phase II environmental investigations to be conducted at the National Network locations, with the Company's share of such costs limited to $500,000, which has been fully paid, for all of such investigations. The environmental agreements further provide that Unocal and BP are directly responsible for all such costs and expenses incurred for remediation of environmental contamination (based on the standards in effect on the date the remedial action is completed), for bringing the facilities into compliance with environmental laws (based on requirements in effect as of the respective acquisition dates) and for any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Network prior to the respective acquisition dates. In addition, Unocal and BP are continuing remedial actions regarding conditions identified at certain travel centers prior to the acquisitions by the Company. Unocal and BP do not have any responsibility for any environmental liabilities arising out of the ownership and operations of the Network after April 14, 1993 and December 9, 1993 respectively, unless such liabilities are a result of conditions existing at the time of the National and TA Acquisitions. There can be no assurance that, if additional environmental claims or liabilities arise under the environmental agreements, Unocal or BP would not dispute the Company's claims for indemnification thereunder.

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     The Company is in the process of resolving alleged violations of wastewater discharge permits in several states relating to travel center operations and is conducting investigatory and/or remedial actions with respect to petroleum product releases that have occurred subsequent to the acquisition at 21 travel centers. Remediation activities have been completed at other travel centers and the Company anticipates no further actions to be required by the respective state agencies in regard to those matters at those locations. Most of the wastewater discharge notices have been resolved by the Company without penalty. However, given the status of the proceedings with respect to matters still pending, ultimate investigative and remediation costs cannot accurately be predicted. The Company expects that some or all of any fines paid or costs incurred in connection with the wastewater discharge violations noted above will be paid by Unocal and BP pursuant to the environmental agreements.

     The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve at March 31, 1997, of $798,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

     PENDING LITIGATION

     In connection with the acquisition of the Network, the Company acquired six travel centers located in California that are currently members of the Network. In January 1993, the operators of four of these travel centers (the "California Plaintiffs") commenced litigation against Unocal, the Clipper Group, L.P. ("Clipper") and the Company in California state court seeking, among other things, specific performance by Unocal of their alleged rights, either under the California Business and Professions Code (the "California Statute") or, in the alternative, pursuant to alleged statements made by Unocal, to purchase their travel centers at a fair market price and seeking compensatory and punitive damages against the Company and others for both tortious interference with the California Plaintiffs' alleged rights and civil conspiracy. The operator of a fifth California travel center also asserted a purchase right, but never filed suit. This property, together with the four properties operated by the California Plaintiffs, are referred to herein as the "California Properties".

     Under the asset purchase agreements pursuant to which the Company acquired the California Properties from Unocal, and related agreements, (i) the Company purchased the California Properties for $39 million and
     (ii) Unocal agreed to indemnify the Company for, among other things, claims arising under the California Statute arising out of or resulting from the sale of the California Properties, including any amounts ("Excess Amounts") by which the original purchase price paid by the Company for the California Properties exceeds the price at which the Company might be ordered by a court to

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     resell such properties. Pursuant to such agreements, Unocal is not required to indemnify the Company for awards of punitive damages. The Company cannot predict whether it ultimately will be required to resell any or all of the California Properties to the California operators. However, in such event, the Company would seek indemnification from Unocal for any Excess Amounts. The Company believes that the claims asserted by the operators of the California Properties against the Company are without merit and has engaged in a vigorous defense.

     During 1995, the trial commenced and two of the California Plaintiffs elected to settle their portion of the litigation with Unocal and the Company. In resolution, the Company entered into an agreement whereby the Company acquired the assets and operations of one of the related travel centers and paid approximately $900,000 for the operations and certain assets used in the operations. The other operator's issues were resolved at no cost to the Company and that operator continues to operate the travel center under the existing lease agreement.

     On May 1, 1995, the jury rendered a verdict in favor of the two remaining California Plaintiffs and against Unocal and the Company. The jury determined that the two remaining California Plaintiffs were entitled to total compensatory damages of $4,012,000. On May 3, 1995, the jury rendered a verdict assessing punitive damages against Unocal, Clipper and the Company in the amounts of $7,000,000, $1,600,000 and $1,500,000, respectively. On May 30, 1995, the California State Court rendered a decision in favor of Unocal and the Company on the equitable claims asserted by the California Plaintiffs and denying Plaintiffs' request for rescission of the asset purchase agreements for the related California Properties. The Company filed motions with the trial court to enter judgement in its favor on plaintiff's damages claims notwithstanding the verdict, or in the alternative, to order a new trial. On August 1, 1995, the California court denied the motion for judgement notwithstanding the verdict, but granted the Company's motion for a new trial on all issues. Unocal and the Company have appealed the court's denial of their motions for judgement notwithstanding the verdict, and the California Plaintiffs have appealed the court's granting of a new trial and its ruling on the equitable claims. Decisions on the pending appeals are expected by late 1997. The Company's ultimate liability in the disposition of this matter is difficult to estimate. However, it is management's belief that the outcome, while potentially material to the Company's results of operations, is not likely to have a material adverse effect on the Company's financial position.

     The Company believes all compensatory damages ultimately awarded and legal fees incurred on this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through December 31, 1996 total $5,189,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has stated, however, that it may contest portions of the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          THREE MONTHS ENDED MARCH 31, 1997


     In April 1996, a group of 11 operators filed a complaint which was styled as a class action lawsuit alleging that the Company or its representatives had engaged in certain inappropriate practices or activities including breach of contract and fraud in connection with acquiring and operating the Network. No specific dollar damages are claimed in the complaint, but the plaintiffs generally seek compensatory and punitive damages. In January 1997, plaintiffs moved for leave to amend the complaint to include an additional six operators as plaintiffs and to assert the additional claims of tortious interference with contractual relations and of civil conspiracy, and to withdraw the plaintiffs' claims to represent a class. In 1997, settlement agreements were reached with three of the plaintiffs at an immaterial cost to the Company. The Company believes that the claims made in the complaint and the proposed amended complaint are baseless and intends to defend this litigation vigorously. It is management's belief that the outcome is not likely to have a material adverse effect on the Company's results of operations, financial position or liquidity.

     In addition to the above matters, the Company is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies could, individually or in the aggregate, be material to the Company's results of operations, but is not expected to be material to the Company's financial position or liquidity.

9.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

     The following schedules set forth the consolidating balance sheets of the Company as of March 31, 1997 and December 31, 1996 and the consolidating statements of income and retained earnings and of cash flows of the Company for the three months ended March 31, 1997 and 1996. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions, (b) eliminate the Company's investments in its subsidiaries and (c) present TAHC as a subsidiary held for disposition until September 30, 1996 (see Note 1). The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the exchange notes. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             MARCH 31, 1997
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)
       ASSETS
Current assets:
  Cash                                          $  56,227      $  18,683          $  ---            $     ---        $  74,910
  Accounts receivable, net                            ---         55,238           1,053                  ---           56,291
  Inventories                                         ---         29,821             ---                  ---           29,821
  Deferred income taxes                               ---          3,877             ---                  ---            3,877
  Other current assets                                ---         10,981               2                  (88)          10,895
                                                ---------      ---------          ------            ---------        ---------
       Total current assets                        56,227        118,600           1,055                  (88)         175,794

  Notes receivable, net                               ---          1,920             ---                  ---            1,920
  Property and equipment, net                         ---        271,471             ---               (3,853)         267,618
  Intangible assets                                   ---         19,449             ---                  ---           19,449
  Deferred financing costs                         11,624            ---             ---                  ---           11,624
  Other assets                                        ---          6,787             ---               (3,361)           3,426
  Advances to subsidiaries                        225,904            ---             ---             (225,904)             ---
  Investments in subsidiaries                      82,434            ---             ---              (82,434)             ---
                                                ---------      ---------          ------            ---------        ---------
       Total assets                             $ 376,189      $ 418,227          $1,055           ($ 315,640)       $ 479,831
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt          $     500      $     ---          $  ---            $     ---        $     500
  Accounts payable                                  1,624         35,564             ---               (1,624)          35,564
  Other accrued liabilities                         2,261         26,931              52               (2,828)          26,416
                                                ---------      ---------          ------            ---------        ---------
       Total current liabilities                    4,385         62,495              52               (4,452)          62,480

  Long-term debt (net of unamortized
       discount)                                  290,000            ---             ---                  ---          290,000
  Deferred income taxes                               ---          9,452             ---                  ---            9,452
  Advances from parent                                ---        225,904             ---             (225,904)             ---
  Other liabilities                                   ---          5,338             ---                  ---            5,338
                                                ---------      ---------          ------            ---------        ---------
       Total liabilities                          294,385        303,189              52             (230,356)         367,270

Manditorily redeemable senior
  convertible participating preferred
  stock                                            52,295            ---             ---                  ---           52,295

Other preferred stock, common stock
  and other shareholders' equity                    50,753        84,030             ---              (85,284)          49,499
Retained earnings                                 (21,244)        31,008           1,003                  ---           10,767
                                                ---------      ---------          ------            ---------        ---------

       Total shareholders' equity                  29,509        115,038           1,003              (85,284)          60,266
                                                ---------      ---------          ------            ---------        ---------

       Total liabilities and
         shareholders' equity                   $ 376,189      $ 418,227          $1,055           ($ 315,640)       $ 479,831
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------


                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          DECEMBER 31, 1996
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)
       ASSETS
Current assets:
  Cash                                          $     ---      $  23,779          $  ---            $     ---        $  23,779
  Accounts receivable, net                            ---         54,294           1,051                 (974)          54,371
  Inventories                                         ---         29,082             ---                  ---           29,082
  Deferred income taxes                               ---          3,877             ---                  ---            3,877
  Other current assets                                499         10,236               2                 (207)          10,530
                                                ---------      ---------          ------            ---------        ---------
       Total current assets                           499        121,268           1,053               (1,181)         121,639

Notes receivable, net                                 ---          1,835             ---                  ---            1,835
Property and equipment, net                           ---        273,216             ---               (3,853)         269,366
Intangible assets                                     ---         19,657             ---                  ---           19,657
Deferred financing costs                              ---          8,379             ---                  ---            8,379
Other assets                                        2,500          7,348             ---               (4,835)           5,013
Investment in subsidiaries                         82,434            ---             ---              (82,434)             ---
                                                ---------      ---------          ------            ---------        ---------
       Total assets                             $  85,433      $ 431,706          $1,053            $ (92,303)       $ 425,889
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving loans                               $     ---      $  14,000          $  ---            $     ---        $  14,000
  Current maturities of
       long-term debt                                 ---         17,250             ---                  ---           17,250
  Accounts payable                                  1,555         37,945             ---               (2,299)          37,201
  Other accrued liabilities                           450         29,553             105                 (686)          29,422
                                                ---------      ---------          ------            ---------        ---------
       Total current liabilities                    2,005         98,748             105               (2,985)          97,873
  Long-term debt (net of
       unamortized discount)                          ---        193,185             ---                  ---          193,185
  Deferred income taxes                                92          9,891             ---                 (531)           9,452
  Other liabilities                                     1          8,413             ---               (2,500)           5,914
                                                ---------      ---------          ------            ---------        ---------
       Total liabilities                            2,098        310,237             105               (6,016)         306,424
  Mandatorily redeemable senior
       convertible participating
       preferred stock                             51,075            ---             ---                  ---           51,075
  Other preferred stock, common
       common stock and other
       shareholders' equity                        51,997         85,033             ---              (86,287)          50,743
  Retained earnings                               (19,737)        36,436             948                  ---           17,647
                                                ---------      ---------          ------            ---------        ---------
       Total shareholders' equity                  32,260        121,469             948              (86,287)          68,390
                                                ---------      ---------          ------            ---------        ---------
       Total liabilities and
         shareholders' equity                   $  85,433      $ 431,706          $1,053            $ (92,303)       $ 425,889
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------


                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            MARCH 31, 1997
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)

INCOME STATEMENT (YTD):

Revenues:
  Fuel                                          $     ---      $ 194,151          $  ---            $     ---        $ 194,151
  Rent                                                ---          9,720             ---                  ---            9,720
  Nonfuel revenues                                    ---         60,895             347                  ---           61,242
                                                ---------      ---------          ------            ---------        ---------
       Total revenues                                 ---        264,766             347                  ---          265,113

 Cost of revenues (excluding depreciation)            ---        205,878             ---                  ---          205,878
                                                ---------      ---------          ------            ---------        ---------

       Gross profit (excluding depreciation)          ---         58,888             347                  ---           59,235

Operating expenses                                    ---         34,083             ---                  ---           34,083
Selling, general and administrative expenses          194         11,267             272                  ---           11,733
Refinancing, transition and development costs         ---          1,618             ---                  ---            1,618
Depreciation and amortization                         ---          6,944             ---                  ---            6,944
Other (income) expense                                ---           ( 74)            ---                  ---              (74)
                                                ---------      ---------          ------            ---------        ---------

       Income from operations                        (194)         5,050              75                  ---            4,931
 Interest (expense), net                             (278)        (4,827)            ---                  ---           (5,105)
                                                ---------      ---------          ------            ---------        ---------

       (Loss) income before income taxes
       and extraordinary item                        (472)           223              75                  ---             (174)
(Benefit) provision for income taxes                 (184)            97              19                  ---              (68)
                                                ---------      ---------          ------            ---------        ---------

       (Loss) income before extraordinary
       items                                         (288)           126              56                  ---             (106)
Extraordinary items                                   ---          5,554             ---                  ---            5,554
                                                ---------      ---------          ------            ---------        ---------
       (Less applicable income taxes
       of $3,608)
Net  (loss) income                                   (288)        (5,428)             56                  ---           (5,660)
  Less:  preferred dividends                       (1,220)           ---             ---                  ---           (1,220)

Retained earnings - beginning of period           (19,737)        36,436             948                  ---           17,647
                                                ---------      ---------          ------            ---------        ---------

Retained earnings - end of the period          ($  21,245)     $  31,008          $1,004            $     ---        $  10,767
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------


                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             MARCH 31, 1996
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)


INCOME STATEMENT (YTD):

Revenues:
  Fuel                                          $     ---      $ 167,850          $  ---           ($  58,943)       $ 108,907
  Rent                                                ---         10,950             ---                  ---           10,950
  Nonfuel revenues                                    ---         53,386             398              (42,232)          11,552
                                                ---------      ---------          ------            ---------        ---------
       Total revenues                                 ---        232,186             398             (101,175)         131,409

Cost of revenues (excluding depreciation)             ---        179,215             ---              (68,319)         110,896
                                                ---------      ---------          ------            ---------        ---------
       Gross profit (excluding depreciation)          ---         52,971             398              (32,856)          20,513

Operating expenses                                    ---         27,598             ---              (23,915)           3,683
Selling, general and administrative expenses           30         12,612             247               (3,834)           9,055
Refinancing, transition and development costs         ---            155             ---                 (130)              25
Depreciation and amortization                         ---          6,161             ---               (2,947)           3,214
Other (income) expense, net                           ---            (27)            ---                  ---              (27)
Income from subsidiary held for disposition           ---            ---             ---                 (143)            (143)
                                                ---------      ---------          ------            ---------        ---------

       Income from operations                         (30)         6,472             151               (1,887)           4,706
Interest (expense), net                               ---         (5,095)            ---                1,887           (3,208)
                                                ---------      ---------          ------            ---------        ---------

       (Loss) income before income taxes              (30)         1,377             151                  ---            1,498
(Benefit) provision for income taxes                  (12)           541              53                  ---              582
                                                ---------      ---------          ------            ---------        ---------

Net (loss) income                                     (18)           836              98                  ---              916
  Less:  preferred dividends                       (1,220)           ---             ---                  ---           (1,220)
Retained earnings - beginning of the period       (14,320)        30,610             704                  ---           16,994
                                                ---------      ---------          ------            ---------        ---------

Retained earnings - end of the period          ($  15,558)     $  31,446          $  802            $     ---        $  16,690
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------


                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            MARCH 31, 1997
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:           $   1,999      $   2,865          $  ---            $     ---        $   4,864
                                                ---------      ---------          ------            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets                      ---         (4,254)            ---                  ---           (4,254)
  Proceeds from sales of property
       and equipment                                  ---             77             ---                  ---               77
  Capital expenditures                                ---         (1,388)            ---                  ---           (1,388)
                                                ---------      ---------          ------            ---------        ---------

       Net cash used in investing activities          ---         (5,565)            ---                  ---           (5,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings                           ---          3,750             ---                  ---            3,750
  Revolving loan repayments                           ---        (17,750)            ---                  ---          (17,750)
  Long-term debt borrowings                       290,500            ---             ---                  ---          290,500
  Long-term debt repayments                           ---       (211,800)            ---                  ---         (211,800)
  Advance from parent                            (223,404)       223,404             ---                  ---              ---
  Debt issuance costs                             (11,624)           ---             ---                  ---          (11,624)
  Repurchase of common stock                       (1,244)           ---             ---                  ---           (1,244)
                                                ---------      ---------          ------            ---------        ---------

       Net cash (used in) provided by
         financing activities                      54,228         (2,396)            ---                  ---           51,832
                                                ---------      ---------          ------            ---------        ---------

       Net increase in cash                        56,227         (5,096)            ---                  ---           51,131

Cash at the beginning of the period                   ---         23,779             ---                  ---           23,779
                                                ---------      ---------          ------            ---------        ---------
Cash at the end of the period                   $  56,227      $  18,683          $  ---            $     ---        $  74,910
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------


                         TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            MARCH 31, 1996
                                               -------------------------------------------------------------------------------
                                               PARENT        GUARANTOR        NONGUARANTOR
                                               COMPANY      SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                               -------      ------------      -------------      ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:           $      11      $  16,195          $  ---           ($   4,903)       $  11,303
                                                ---------      ---------          ------            ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets                      ---         (3,063)            ---                  ---           (3,063)
  Capital expenditures                                ---         (5,148)            ---                1,715           (3,433)
                                                ---------      ---------          ------            ---------        ---------

       Net cash used in investing activities          ---         (8,211)            ---                1,715           (6,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                           ---         10,000             ---                  ---           10,000
  Long-term debt repayments                           ---         (3,250)            ---                1,250           (2,000)
                                                ---------      ---------          ------            ---------        ---------

       Net cash (used in) provided by
         financing activities                         ---          6,750             ---                1,250            8,000
                                                ---------      ---------          ------            ---------        ---------

       Net increase in cash                            11         14,734             ---               (1,938)          12,807

Cash at the beginning of the period                   ---         15,617             ---              (12,426)           3,191
                                                ---------      ---------          ------            ---------        ---------

Cash at the end of the period                   $      11      $  30,351          $  ---           ($  14,364)       $  15,998
                                                ---------      ---------          ------            ---------        ---------
                                                ---------      ---------          ------            ---------        ---------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited financial statements and with Management's Discussion and Analysis included in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933 (File No. 333-26497) on May 5, 1997.

 OVERVIEW

     The Company is a holding company which, through its wholly-owned subsidiaries, TA and National, owns, operates and franchises more travel centers in the United States than any of its competitors with 169 network sites nationwide, including 135 Company-owned locations. TA currently operates a network of 48 TravelCenters in 27 states under the "Truckstops of America" or "TA" brand name and National currently operates a network of 121 TravelCenters in 36 states under the licensed "Unocal 76" and related brand names.

     The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In connection with the TA Acquisition, a group of institutional investor shareholders (the "Investor Group") and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA (the "Repurchase"). If the Repurchase had been consummated, the Company and the National Network would have been owned by the operator and franchisee-owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the three months ended March 31, 1996, TA and National were separately managed and financed. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the two subsidiaries in order to improve its operating results by combining the TA and National networks. After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition, but rather consolidated with National. The Company's consolidated financial statements for the three months ended March 31, 1996 reflected TA as net assets of subsidiary held for disposition.

     Historically, under the Company's ownership, National operated principally as a franchisor. As a result, its revenues consisted primarily of wholesale diesel fuel sales to franchisees, rent from operators of leased sites and nonfuel franchise royalty payments. Since early 1995, National has increased its number of Company-operated sites as certain operators terminated their franchise and lease agreements. In contrast, TA operated principally as an owner-operator of TravelCenters. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, its principal strategic focus has been on the sale of higher margin nonfuel products and services.

The following table sets forth for each of TA and National the number and type of ownership and management of the TravelCenters in each of the respective networks.

                                                TA            National
                                          ---------------------------------
                                           As of March 31,   As of March 31,
                                          ----------------------------------
                                           1996      1997     1996     1997
                                           ----      ----     ----     ----
Company-Owned and Operated Sites            39        40       13       27
Company-Owned and Leased Sites               -         -       83       68
                                            --        --      ---      ---
     Company-Owned Sites                    39        40       96       95
Franchisee-Owner Sites                       8         8       30       26
                                            --        --      ---      ---
     Total                                  47        48      126      121
                                            --        --      ---      ---
                                            --        --      ---      ---

RESULTS OF OPERATIONS

                           TRAVELCENTERS OF AMERICA
                            STATEMENTS OF INCOME
                   QUARTERS ENDED MARCH 31, 1997 AND 1996


                                       TA                        NATIONAL                 THE COMPANY(1)
                              -----------------------    -----------------------      ------------------------
                              MARCH 31,      MARCH 31,   MARCH 31,      MARCH 31,     MARCH 31,      MARCH 31,
                                1997           1996        1997          1996           1997           1996
                                ----           ----        ----          ----           ----           ----
                                                          (Dollars in Thousands)
Revenues:
     Fuel                     $ 80,082       $ 58,943     $114,069      $ 108,907     $ 194,151      $ 167,850
     Nonfuel revenues           44,320         42,232       16,922         11,552        61,242         53,784
     Rent                          ---            ---        9,720         10,950         9,720         10,950
                              --------       --------     --------       --------      --------       --------
          Total revenues       124,402        101,175      140,711        131,409       265,113        232,584

Cost of revenues                88,988         68,319      116,890        110,896       205,878        179,215
                              --------       --------     --------       --------      --------       --------
Gross profit                    35,414         32,856       23,821         20,513        59,235         53,369
Operating expenses              24,854         23,894        9,229          3,683        34,083         27,598
Selling,  general &
  administrative expenses        5,132          3,834        6,407          9,025        11,733         12,889

Refinancing, transition and
  development costs                844            130          774             25         1,618            155
Depreciation and amortization    3,236          2,947        3,708          3,214         6,944          6,161
Other (income) expense - net       (40)            21          (34)           (27)          (74)            (6)
                              --------       --------     --------       --------      --------       --------
     Income from operations      1,388          2,030        3,737          4,593         4,931          6,593
Interest (expense) - net        (2,128)        (1,887)      (2,699)        (3,208)       (5,105)        (5,095)
                              --------       --------     --------       --------      --------       --------
     (Loss)/income before
      income taxes  and
      extraordinary item          (740)           143        1,038          1,385          (174)         1,498

Provision for income tax
  (benefit)/expense               (296)            57          412            537           (68)           582
                              --------       --------     --------       --------      --------       --------
     Income before
       extraordinary item         (444)            86          626            848          (106)           916

Extraordinary item (net
  of taxes)                     (2,086)           ---       (3,468)           ---        (5,554)           ---
                              --------       --------     --------       --------       --------       --------

      Net income               ($2,530)         $  86      ($2,842)        $  848      ($ 5,660)         $ 916
                              --------       --------     --------       --------      --------        -------
                              --------       --------     --------       --------      --------        -------

EBITDA(2)                     $  5,428       $  5,128     $  8,185       $  7,805     $  13,419        $12,903

(1) Income from operations include expenses of $194 and $30, for the quarters ended March 31, 1997 and 1996, respectively, not incurred at the TA or the National level. The results for the three months ended March 31, 1996 have been consolidated as if TA had not been held for sale for comparative purposes.

(2) EBITDA is defined herein as income from operations plus the sum of depreciation; amortization; refinancing, transition and development costs; and other (income) expense, net.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents detail on the Company's combined results as well as the operating results of TA and National.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

REVENUES

     Revenues were derived from the sale of fuel and nonfuel products and services and the collection of rent and royalties. The Company's revenues for the period ended March 31, 1997 were $265.1 million compared to $232.6 for the same period in 1996, an increase of $32.5 million or 14.0%. TA accounted for $23.2 million of this increase, while National accounted for $9.3 million.

     In the first quarter of 1997, TA had revenues of $124.4 million compared to $101.2 million in 1996, an increase of $23.2 million or 23.0%. This increase in revenues consisted of a $21.1 million increase in fuel revenues from $59.0 million to $80.1 million, and a $2.1 million increase in nonfuel revenues, from $42.2 million to $44.3 million. The increase in fuel revenues was primarily due to an 18.4 million gallon increase in diesel fuel volume, or 23.3%, and an increase in diesel fuel prices. Diesel fuel volume increased principally due to increases in sales to fleets, including increased sales though a trucking fleet fuel sales program with another company whereby TA receives a fixed margin per gallon and the addition of one TravelCenter in September of 1996. The increase in TA's nonfuel revenues is principally attributable to a $1.4 million increase in truck maintenance and repair shop revenues partially related to the addition of three repair facilities after the first quarter of 1996 and a $0.6 million increase in fast food revenues primarily due to the installation of 13 new fast food kiosks.

      During the first quarter of 1997, National had revenues of $140.7 million compared to $131.4 million in 1996, an increase of $9.3 million or 7.1%. This increase in revenues consisted of a $5.2 million increase in fuel revenues from $108.9 million to $114.1 million and a $5.3 million increase in nonfuel revenues, from $11.6 million to $16.9 million, partially offset by a $1.2 million decrease in rent from $10.9 million to $9.7 million. The increase in fuel revenues was primarily due to an increase in diesel fuel prices partially offset by a decrease in diesel fuel volume of 10.0 million gallons, or 6.1%. The decrease in diesel fuel volume was primarily attributable to National's difficulty in maintaining a coordinated fleet marketing program among its franchisees. The increase in nonfuel revenues and the decrease in rent revenues were primarily due to the conversion of 14 formerly leased sites to Company-operated sites.

GROSS PROFIT

     The Company's gross profit for the first quarter of 1997 was $59.2 million, compared to $53.4 million for 1996, an increase of $5.8 million, or 11.0%. In 1997, TA had gross profit of $35.4 million, compared to $32.9 million in 1996, an increase of $2.5 million, or 7.8%. The increase in TA's gross profit was primarily due to an increase in nonfuel revenues and an increase in diesel fuel volume as described above. In 1997, National had gross profit of $23.8 million, compared to $20.5 million in 1996, an increase of $3.3 million, or 16.1%. The increase in National's gross profit was primarily due to an increase in nonfuel revenues associated with the site conversions described above, which was partially offset by a decline in rent revenues.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses include the direct expenses of Company-operated TravelCenters and selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs. The Company's operating expenses increased from $27.6 million in the first quarter of 1996 to $34.1 million in 1997. The increase in operating expenses was derived from a $1.0 million increase at TA and a $5.5 million increase at National. The Company's SG&A decreased from $12.9 million in 1996 to $11.7 million in 1997 due to a $2.6 million decrease at National, partially offset by a $1.3 million increase at TA. TA's operating expense increase was associated with an increase in nonfuel revenues at existing TA TravelCenters and the addition of one new TA TravelCenter and two stand-alone truck maintenance and repair shops. The increase in TA's SG&A was primarily due to expanded field support and training as well as planning and development costs. National's operating expense increase was related primarily to the site conversions described above. The decrease in National's SG&A was primarily due to a reduction in bad debt expense, payroll and contract labor and reduced levels of financial assistance to franchisees.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

     Refinancing, transition and development costs for the first three months of 1997 increased from $0.2 million in 1996 to $1.6 million. The refinancing, transition and development costs for 1997 at TA were $0.8 million compared to $0.1 million for 1996. The 1997 costs were incurred in effecting the combination of National and TA. The 1997 National refinancing, transition and development costs of $0.8 million is also primarily attributable to the combination of the TravelCenters network and principally represents severance pay.

     The Company is continuing to evaluate the staffing requirements and conversion obligations in relation to the combination of TA and National. The Company believes additional transition costs will be incurred to effect the combination as the plan is completed.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the first quarter of 1997 and 1996 were $6.9 and $6.2 million, respectively, an increase of $0.7 million. The increased level of depreciation is related to the capital expenditures discussed below.

INCOME FROM OPERATIONS

     Income from operations for the Company for the first quarter of 1997 was $4.9 million as compared to $6.6 million in 1996, a decrease of $1.7 million. Income from operations for 1997 and 1996 was $3.7 million and $4.6 million, respectively, for National, while TA's income from operations was $1.4 for 1997 and $2.0 for 1996. The decrease for both companies is primarily attributable to the additional transition costs incurred to effect the combination of TravelCenters of America. EBITDA for the Company in 1997 was $13.4 million as compared to $12.9 million for 1996.

INTEREST (INCOME) EXPENSE - NET

Interest expense for the first three months of both 1997 and 1996 was $5.1 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

     Net cash provided by operating activities totaled $4.9 million in the first quarter 1997 and $11.3 million in 1996. The change in net cash flows provided by operating activities in 1997 compared to 1996 was primarily due to TA the reconsolidation of TA effective October 1, 1996 as a result of the decision to retain TA.

     Net cash used in investing activities for the three months ended 1997 was $5.6 million versus $6.5 million in 1996. The change in cash used in investing activities in 1997 compared to 1996 was due to reduced capital expenditures.

     Net cash flows provided by financing activities were $51.8 million in 1997 and $8.0 million in 1996 for the first three months. The change in the amount of cash flows provided by financing activities in 1997 from 1996 was due to the Company's refinancing for the combination of the TA and National networks.

     On March 27, 1997, the Company was refinanced and currently has outstanding $290.5 million of indebtedness, consisting of $125.0 million principal amount of Subordinated Notes, $85.5 million principal amount of Senior Notes and an $80.0 million Term Facility. The Company also has a $40.0 million Revolving Facility, which, except for $1.5 million used for letters of credit, was not drawn upon at March 31, 1997. The Senior Notes have no amortization requirements until 2001, the Subordinated Notes are due 2007 and the Term Facility has annual amortization requirements of $500,000 until 2004 (see Note 6 of the unaudited financial statements for a more detailed explanation of the debt facilities).

     The Company expects to invest up to approximately $200 million in the Network between 1997 and the end of 2001 (with up to approximately $110 million of this amount to be spent by the end of 1998) in connection with a capital program to upgrade, rebrand, reimage and increase the number of the TravelCenters. Approximately $50 million of the $200 million intended to be spent represents normal ongoing maintenance and related capital expenditures. The Company has budgeted expenditures in order to rebrand and reimage sites, purchase, install and upgrade information systems at certain sites, to make required environmental improvements and convert certain leased sites to Company-operated sites.

     The Company anticipates that it will be able to fund its 1997 working capital requirements and capital expenditures primarily from funds generated from the refinancing, funds generated from operations, and, to the extent necessary, from borrowings under the Revolving Facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to various Environmental Laws.

     The Company owns and uses USTs ("Underground Storage Tanks") and ASTs ("Aboveground Storage Tanks") at Company-operated locations and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $15 million to $20 million in 1997 and 1998 to complete the upgrade of USTs and other environmental related costs. The Company also has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve of $798,000 as of March 31, 1997, for such matters.

NEW ACCOUNTING PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share information for periods ending after December 15, 1997. The Company believes that the basic earnings per share calculated amount under this standard will exceed the amount of primary earnings per share presented herein while the diluted earnings per share amount calculated under this standard will approximate the amount of primary earnings per share presented herein.

    The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors, the economic condition of the trucking industry (which in turn is dependent on general economic factors), diesel and gasoline fuel pricing, availability of fuel supply and difficulties that may be encountered by the Company or its franchisees in implementing the Company's plan to combine its existing TravelCenter networks into a single network. The forward looking statements should be considered in light of these factors.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     The Company is party to several litigation matters, described below, involving certain of its franchisees. The Company does not expect any of these matters to have a material adverse effect on the Company. From time to time the Company is a party to litigation in the ordinary course of its business involving negligence and other similar claims which are covered by the Company's third party insurance policies. While claims for damages in such litigation may in certain instances be in excess of the Company's insurance coverage, the Company does not expect its existing litigation to have a material adverse effect on the Company.

     FORTY-NINER TRUCK PLAZA LITIGATION. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four lessee-franchisees ("Operators") of National TravelCenters in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, The Clipper Group, L.P. ("Clipper") and Unocal Corporation and its subsidiaries ("Unocal") based upon alleged violations by Union Oil Company of California and Unocal Corporation (together the "Unocal Entities") of the California Business and Professions Code and of an alleged contract by failing to provide them with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the trial. The claims of two plaintiffs, who are franchisees of National in Sacramento and Santa Nella, California, were tried and the jury rendered a verdict awarding $4.0 million in compensatory damages jointly and severally against the Company, the Unocal Entities and Clipper, and assessing punitive damages against them in the amount of $1.5 million, $7.0 million and $1.6 million, respectively. On August 1, 1995, the court granted the defendants' motions for a new trial on all issues, although it denied defendants' motions for judgment notwithstanding the verdict. These orders are currently on appeal. The appeal has been fully briefed but not argued. Pursuant to the asset purchase and related agreements between the Company and the Unocal Entities, the Company believes that the Unocal
Entities are required to indemnify it for attorneys' fees and compensatory damages. The Unocal Entities may, however, contest the Company's claim for indemnification. The indemnification agreement between the Unocal Entities and the Company does not by its terms cover punitive damages. The Company entered into an agreement indemnifying Clipper in connection with the Company's purchase of the properties in the National Network, and Clipper has asserted and the Company has concurred that this agreement obligates the Company to pay any compensatory and punitive damages assessed against Clipper.

     PANHANDLE LITIGATION. This action was commenced on April 17, 1996 in the Circuit Court of Berkeley County, West Virginia. By the original complaint, the eleven named plaintiffs, all of whom were National Operators purported to represent two alleged nationwide classes of National Operators. The complaint alleges that the Company's fuel pricing policies and practices violate the Uniform Commercial Code and constitute a breach of the contractual duty of good faith and fair dealing and unjust enrichment. The complaint also asserts claims of fraud and fraud in the inducement, apparently based on alleged representations made by the Company concerning fuel pricing. Plaintiffs have moved to amend the complaint to add seven additional plaintiffs, to withdraw their class action allegations, to assert claims, including claims of fraud and fraudulent inducement, against Clipper and certain present and former directors and officers of the Company and to add additional claims, including claims for alleged violation of the Petroleum Marketing Practices Act (the "PMPA"),

15 U.S.C. Sections 2801 et seq. The complaint and proposed amended complaint seek actual and punitive damages in an unspecified sum. National has removed the action to federal court and has moved to dismiss or transfer the action to Nashville, Tennessee. No substantive rulings have been made in the case to date.

     On September 6, 1996, one of the plaintiffs, Panhandle Motor Service Corp. ("Panhandle"), the Operator of a National TravelCenter in Martinsburg, West Virginia, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The bankruptcy court converted the case to Chapter 7. The Company has entered into a settlement agreement with the Chapter 7 trustee pursuant to which, among other things, National released certain liens. The Trustee has agreed to release all claims against the Company and its affiliates, and has agreed to dismissal of all claims asserted by Panhandle in the Panhandle litigation. National has also entered into a settlement agreement with two of the remaining plaintiffs pursuant to which the claims of those plaintiffs will be dismissed with prejudice.

     On March 31, April 1 and April 7, 1997, three of the plaintiffs filed motions for a preliminary injunction. The motions seek an order requiring, among other things, that the Company sell to the movants all of the movants' requirements of diesel fuel at a price per gallon of not more than two cents above the Oil Price Information Service average price under the terms of the Company's existing lease and franchise agreements. In addition, on April 22, 1997, two of the movants filed a motion seeking a temporary restraining order for substantially the same relief. The Company has opposed the foregoing motions. The motions have been argued and are awaiting decision.

     FOOD SYSTEMS LITIGATION. The Company filed this action on May 7, 1996, in the U.S. District Court for the Middle District of Tennessee seeking, among other things, a declaratory judgment that it was entitled to terminate the franchise of the defendant, one of the Company's TravelCenter Operators, for failure to pay rent and on other grounds. On June 11, 1996, the defendant filed counterclaims for violation of the PMPA, for breach of contract and for breach of implied contract, seeking actual and punitive damages in an unspecified amount. On November 12, 1996, the defendant filed for relief under Chapter 7 of the Bankruptcy Code, thereby staying all proceedings in this action. The Company has recovered possession of the Salt Lake City site through bankruptcy court proceedings.

     AIS LITIGATION. The Company filed this action against nine of its National franchisees (seven Operators and two franchisees who own and operate their sites) on January 13, 1997, in the U.S. District Court for the Middle District of Tennessee seeking, among other relief, a declaratory judgment that the Company was entitled to terminate their franchises on the ground that defendants breached their franchise agreements by purchasing fuel from unauthorized suppliers and commingling such fuel with purchases from authorized suppliers, and (with respect to eight of the defendants) on the ground that they sold misbranded or adulterated fuel. On February 3, 1997, the court denied the defendants' motion to maintain the status quo pending a resolution of the case, and the Company has moved to regain possession of the leased TravelCenters and to terminate the defendants' franchises. The Company has already converted all seven of the sites leased by the Operators ("Leased Sites") into Company-operated sites. These seven Leased Sites will be rebranded, reimaged and upgraded as part of the Combination Plan and Capital Program. Seven of the defendants have asserted counterclaims against National based on alleged violations of the PMPA, alleged antitrust violations and on other grounds and are seeking actual, treble and exemplary damages for an unspecified amount. The

Company has reached an agreement in principle with all of the defendants in this action. Pursuant to that agreement, the parties will mutually terminate their National franchise agreements and (where applicable) their National lease agreements. The Company will purchase inventory and usable equipment at the Leased Sites at cost or fair value and the parties will dismiss all claims and counterclaims with prejudice and will exchange general releases. The settlement with eight defendants has been fully documented. The settlement as to the remaining defendant is subject to written documentation.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 13, 1997, the Company commenced a consent solicitation (the "Consent Solicitation") addressed to its stockholders (the "Stockholders") and beneficial owners of the Company's common stock who hold voting trust certificates (the "Certificate Holders") pursuant to a voting trust agreement, dated as of April 14, 1993, among the United States Trust Company of New York, as voting trustee (the "Voting Trustee"), and the Certificate Holders named therein, as amended (the "Voting Trust Agreement"). The Consent Solicitation proposed certain amendments to the certificate of incorporation and by-laws of the Company and the by-laws of National (the "Governance Amendments"). The foregoing Governance Amendments presented by the Consent Solicitation were unanimously approved by the Stockholders voting thereon.

     The Governance Amendments consisted of the amendment of the Amended and Restated Certificate of Incorporation and By-laws of the Company and the By-laws of National, as the case may be, (i) to eliminate the supermajority voting requirements with respect to the Stockholders and the Company's and National's Board of Directors which were applicable to certain actions taken with respect to the Company, National or any subsidiary of National, (ii) to eliminate all designations of classes of common stock, the convertibility of one class of common stock into another and all class votes of holders of common stock,
(iii) to change the names of the Class A Common Stock and the Class B Common Stock to Common Stock, (iv) to provide that all of the outstanding shares of preferred stock of the Company shall be convertible into shares of Common Stock on the same basis as shares of preferred stock are currently convertible into Class B Common Stock, (v) to eliminate certain committees of the Board of Directors of the Company, (vi) to eliminate class votes for Directors of the Company and to provide that Directors shall be elected by holders of Common Stock and Series I Preferred Stock voting together as a single class, (vii) to change the name of the Company to "TravelCenters of America, Inc.," (viii) to provide that the number of Directors of the Company and each of its subsidiaries shall be as determined by the Board of Directors of the respective corporations,
(ix) to provide that special meetings of the Stockholders may be called at any time by the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the Secretary of the Company and that notices of stockholders' meetings shall be given not less than 10 nor more than 60 days before the date of the meetings, (x) to provide that vacancies that arise on the Board of Directors for any reason (including an increase in the size of the board) may be filled by the affirmative vote of a majority of the entire Board of Directors, and (xi) to provide that the Board of Directors may adopt, amend or repeal the by-laws, subject to the right of stockholders holding at least a majority of voting power of the capital stock of the Company to amend or repeal the same.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


EXHIBIT
NUMBER                          EXHIBIT
------------------------------------------------------------------------------
 3.1*    Restated Certificate of Incorporation of the Company
 3.2*    Amended and Restated By-laws of the Company
 4.1*    Indenture, dated March 27, 1997, among the Company, TA Operating
          Corporation ("the TA Subsidiary"), National Auto/Truckstops, Inc. ("the National Subsidiary") and Fleet National Bank as Trustee
 4.2*    Exchange and Registration Rights Agreement, dated March 27, 1997, among the Company, the TA Subsidiary, the National Subsidiary and Chase Securities, Inc.
 4.3*    Form of Face of Initial Security (included in Exhibit 4.1 as Exhibit A)
10.1*   Termination, Consulting and Release Agreement, dated as of January 17,
          1997, among the Company, the National Subsidiary and C. William
          Osborne
10.2*   Schedule of Termination, Consulting and Release Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K
10.3*   Credit Agreement, dated as of March 21, 1997, among the Company, the
          Chase Manhattan Bank as agent, fronting bank and swingline lender and the Lenders party thereto.
10.4*   Senior Note Exchange Agreement as of March 21, 1997, among the
          Company, the TA Subsidiary, the National Subsidiary and
          Noteholders listed on Schedule 1 thereto
10.5*   Limited Liability Company Agreement of TABB, adopted as of November 15,
          1995, between the TA Subsidiary and Burns Bros., Inc.
10.6*   Stockholders' Agreement, dated as of March 6, 1996, among the Company, the voting trust certificate holders named therein, the Voting Trustee, the management stockholders of the Company named therein, the additional stockholders named therein, Clipper, National Partners, L.P., National Partners II, L.P., National
          Partners III, L.P. and Clipper/Merchant I, L.P.

27+  Financial Data Schedule

-----------
* Incorporated by reference from the registrant's Registration Statement on Form S-4 (No. 333-26497)

+  Filed herewith


(b)  Reports on Form 8-K

     During the first quarter of fiscal 1997, the Company filed no reports on Form 8-K.

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRAVELCENTERS OF AMERICA, INC.
                                     (Registrant)

Date:   May 15, 1997          By:  /s/ JAMES W. GEORGE
                                  --------------------------------------------
                                   Name:  James W. George
                                   Title: Senior Vice President and
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                              Duly Authorized Officer)