Form 10-Q
period 1997-06-30
TRAVELCENTERS OF AMERICA INC
filed 1997-08-18
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                           --------------------------


                                    FORM 10Q


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997



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


                                 (440) 808-9100
                     (Telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  / /                 No /X/

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

                    INDEX                                           PAGE NO.
                    -----                                           --------

     PART I.  FINANCIAL INFORMATION

          Item 1.   Introduction to the Consolidated                   3
                    Financial Statements

                    Consolidated Balance Sheet                         4

                    Consolidated Statement of Income
                    and Retained Earnings                              5

                    Consolidated Statement of Cash Flows               6

                    Notes to Consolidated Financial Statements         7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     21

     PART II. OTHER INFORMATION

          Item 1.   Legal Proceedings                                 29

          Item 6.   Exhibits and Reports on Form 8-K                  29

     SIGNATURE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                         TRAVELCENTERS OF AMERICA, INC.
              INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by TravelCenters of America, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements and notes included therein for the year ended December 31, 1996.

The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for interim periods are not necessarily indicative of results to be expected for the year.

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET


                                                    JUNE 30,
                                                      1997       DECEMBER 31,
                                                  (UNAUDITED)        1996
                                                  -----------    ------------
                                                   (IN THOUSANDS OF DOLLARS)
                                     ASSETS
CURRENT ASSETS:
     Cash                                         $   79,492     $  23,779
     Accounts receivable (less allowance
          for doubtful accounts of $4,310 for
          1997 and $3,502 for 1996)                   56,614        54,371
     Inventories                                      33,710        29,082
     Deferred income taxes                             3,877         3,877
     Other current assets                              6,537        10,530
                                                  ----------     ---------
          Total current assets                       180,230       121,639

Notes receivable, net                                  1,312         1,835
Property and equipment, net                          265,698       269,366
Intangible assets                                     19,338        19,657
Deferred financing costs                              11,547         8,379
Other assets                                           5,549         5,013
                                                  ----------     ---------
          TOTAL ASSETS                            $  483,674     $ 425,889
                                                  ----------     ---------
                                                  ----------     ---------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving loans                              $      ---     $  14,000
     Current maturities of long-term debt                500        17,250
     Accounts payable                                 41,698        37,201
     Other accrued liabilities                        29,199        29,422
                                                  ----------     ---------
          Total current liabilities                   71,397        97,873

Commitments and contingencies (Note 6)
Long-term debt (net of unamortized discount)         289,875       193,185
Deferred income taxes                                  9,452         9,452
Other long-term liabilities                            5,014         5,914
                                                  ----------     ---------
          TOTAL LIABILITIES                          375,738       306,424

Mandatorily redeemable senior convertible
     participating preferred stock                    53,515        51,075

Other preferred stock, common stock and
     other shareholders' equity                       47,672        50,743
Retained earnings                                      6,749        17,647
                                                  ----------     ---------
                                                      54,421        68,390
                                                  ----------     ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  483,674     $ 425,889
                                                  ----------     ---------
                                                  ----------     ---------


   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                    UNAUDITED


                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                           1997           1996           1997           1996
                                                       ----------     ----------     ----------     ----------
                                                            (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

REVENUES:
  Fuel                                                 $  180,265     $  119,835     $  374,416     $  228,742
  Nonfuel                                                  76,384         15,298        137,626         26,850
  Rent                                                      8,228         10,370         17,948         21,320
                                                       ----------     ----------     ----------     ----------

     TOTAL REVENUES                                       264,877        145,503        529,990        276,912

Cost of revenues (excluding depreciation)                 198,811        123,386        404,689        234,282
                                                       ----------     ----------     ----------     ----------
     GROSS PROFIT (EXCLUDING DEPRECIATION)                 66,066         22,117        125,301         42,630

Operating expenses                                         41,460          7,002         75,544         12,636
Selling, general and administrative expenses                8,949          5,127         20,681         12,231
Refinancing, transition and development costs               5,473             91          7,091            116
Depreciation and amortization                               7,352          3,521         14,296          6,735
(Gain) loss on sales of property and equipment              1,538            (14)         1,464            (41)
Income of subsidiary held for disposition                     ---         (2,042)           ---         (2,185)
                                                       ----------     ----------     ----------     ----------
     INCOME FROM OPERATIONS                                 1,294          8,432          6,225         13,138

Interest (expense), net                                    (5,862)        (3,299)       (10,967)        (6,507)
                                                       ----------     ----------     ----------     ----------
     (LOSS) INCOME BEFORE INCOME TAXES
          AND EXTRAORDINARY ITEM                           (4,568)         5,133         (4,742)         6,631

(Benefit) provision for income taxes                       (1,770)         2,021         (1,838)         2,603
                                                       ----------     ----------     ----------     ----------
     (Loss) income before extraordinary item               (2,798)         3,112         (2,904)         4,028
Extraordinary item (less applicable
     income tax benefit of $3,608)                            ---            ---         (5,554)           ---
                                                       ----------     ----------     ----------     ----------

     NET (LOSS) INCOME                                     (2,798)         3,112         (8,458)         4,028

     Less:  preferred dividends                            (1,220)        (1,220)        (2,440)        (2,440)

Retained earnings - beginning of the period                10,767         16,690         17,647         16,994
                                                       ----------     ----------     ----------     ----------

Retained earnings - end of the period                  $    6,749     $   18,582     $    6,749     $   18,582
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

(Loss) income before extraordinary item per
     common share and common share equivalent          $    (0.46)    $     0.21     $    (0.61)    $     0.18

Extraordinary item                                            ---            ---          (0.63)           ---
                                                       ----------     ----------     ----------     ----------

Net loss per common share and common
     share equivalent (Note 2)                         $    (0.46)    $    (0.21)    $    (1.24)    $     0.18
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

Weighted average number of shares and
common share equivalents (in thousands)                    8,695          8,963          8,772           8,963
                                                       ----------     ----------     ----------     ----------
                                                       ----------     ----------     ----------     ----------

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED




                                                                      SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                      1997          1996
                                                                      ----          ----
                                                                 (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                           $   (8,458)    $    4,028
     Adjustments to reconcile net (loss) income to
          net cash provided by operating activities:
          Net income of subsidiary held for disposition                 ---          1,311
          Extraordinary item                                          5,554            ---
          Depreciation and amortization                              14,295          6,732
          Provision for doubtful accounts                               808            573
          Loss on sales of property and equipment                     1,506            ---
          Changes in assets and liabilities, adjusted for
               the effects of acquisitions of network assets
               Accounts receivable                                    5,383         (5,547)
               Inventories                                           (1,569)            35
               Other current assets                                   1,344         (6,133)
               Accounts payable                                       5,644         12,398
               Other current liabilities                              4,441            733
          Other, net                                                     86            ---
                                                                 ----------     ----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES             18,268         14,130
                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of network assets                                  (7,901)        (2,750)
     Proceeds from sales of property and equipment                    2,886            ---
     Capital expenditures                                            (7,553)        (6,194)
                                                                 ----------     ----------
               NET CASH USED IN INVESTING ACTIVITIES                (12,568)        (8,944)
                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loan borrowings                                        3,750         10,000
     Revolving loan repayments                                      (17,750)           ---
     Long-term debt borrowings                                      205,000            ---
     Long-term debt repayments                                     (126,425)        (4,000)
     Repurchase of common stock                                      (2,205)          (126)
     Debt issuance costs                                            (12,357)           ---
                                                                 ----------     ----------
               NET CASH PROVIDED BY FINANCING ACTIVITIES             50,013          5,874
                                                                 ----------     ----------

               Net increase in cash                                  55,713         11,060

Cash at the beginning of the period                                  23,779          3,191
                                                                 ----------     ----------

Cash at the end of the period                                    $   79,492     $   14,251
                                                                 ----------     ----------
                                                                 ----------     ----------


   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The Company is a holding company which, through its wholly-owned subsidiaries, TA Operating Corporation ("TA") and National Auto/Truckstops, Inc. ("National"), owns, operates and franchises more travel centers in the United States than any of its competitors with 162 network sites nationwide, including 133 Company-owned locations. TA currently operates a network (the "TA Network") of 48 travel centers in 27 states under the "TravelCenters of America" or "TA" brand name and National currently operates a network (the "National Network") of 114 travel centers in 36 states under the licensed "Unocal 76" and related brand names.

     The Company was formed in December 1992 to facilitate the acquisition by the Company of the National Network (the "National Acquisition") in April 1993 from a subsidiary of Unocal Corporation ("Unocal"). In December 1993, the Company acquired the TA Network (the "TA Acquisition") from subsidiaries of the British Petroleum Company Plc ("BP"). In connection with the TA Acquisition, a group of institutional investor shareholders (the "Investor Group") and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA (the "Repurchase"). If the Repurchase had been consummated, the Company and the National Network would have been owned by the operator and franchisee-owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the six months ended June 30, 1996, TA and National were separately managed and financed and in the Company's consolidated financial statements TA was presented as net assets of subsidiary held for disposition and TA's results of operations were included in the Company's consolidated financial statements as a single amount. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the TA and National networks (the "Combination Plan").
     After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition and TA's results of operations were consolidated with the Company's.

2.   RECAPITALIZATION AND RESTRUCTURING

     On March 27, 1997, the Company was recapitalized and restructured pursuant to a series of transactions in which (i) the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, TA, TA Franchise Systems, Inc. ("TAFSI") and National (the Company's former subsidiary, TA Holdings Corporation ("TAHC"), was liquidated as of such date), (ii) the Company's indebtedness under the old National and TA debt agreements was refinanced, and (iii) TA and National guaranteed the Company's indebtedness under its new credit facilities.

     Consequent to the early extinguishment of the Company's prior indebtedness, the Company recognized extraordinary losses, net of applicable income taxes, of $5,554,000 as a result of writing off the then remaining unamortized balances of deferred financing costs and debt discount related to those prior borrowings of approximately $7,847,000 and $1,315,000, respectively. The approximately $12,357,000 of financing costs associated with the Company's new borrowings have been capitalized and will be amortized over the lives of the related new debt instruments.

     As a result of the combination of the Company's two networks under the existing TA management, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of approximately $774,000 were recognized. In May 1997 management finalized its plans regarding employee terminations and, accordingly, the related expense of approximately $1,833,000 was recognized. The severance expense, which totalled approximately $2,607,000 for the six month period ended June 30, 1997, is included in the income statement within refinancing, transition and development costs. Pursuant to the Company's plans, 111 employees have been or will be terminated. Through June 30, 1997, approximately $647,000 of termination benefits had been paid to the 28 employees actually terminated. At June 30, 1997, the remaining accrual for termination benefits, which will be substantially paid by year-end with the final payments made by March 1998, was approximately $1,960,000.

3.   EARNINGS PER SHARE

     Earnings per common share and common share equivalent were computed by subtracting preferred dividends from net income and dividing the resulting amount by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Mandatorily Redeemable Senior Participating Preferred Stock Series I and II and Convertible Preferred Stock Series I and II are considered to be equivalents of common stock. Accordingly, the number of shares issuable on conversion of the preferred stock was added to the number of common shares. The number of shares was also increased by the number of shares issuable on the exercise of vested stock options when the formula price of the common stock exceeds the exercise price of the options and by the number of outstanding common stock warrants. The increase in the number of common shares was reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options.

4.   INVENTORIES

     Inventories consist of the following:

                                              JUNE 30,   DECEMBER 31,
                                                1997         1996
                                             ---------   ------------
                                                 (IN THOUSANDS)
       Nonfuel merchandise                   $  31,082    $  26,090
       Petroleum products                        2,628        2,992
                                             ---------    ---------
           Total inventories                 $  33,710    $  29,082
                                             ---------    ---------
                                             ---------    ---------

5.   SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended June 30, 1997, the Company extinguished $85,500,000 of senior secured notes through the issuance of new senior secured notes of an equal face amount. For the six months ended June 30, 1997 and 1996, the Company received $2,263,000 and $1,400,000, respectively, of inventory and property and equipment in liquidation of trade accounts receivable.

6.   MATERIAL CONTINGENCIES

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

     The Company owns and uses underground storage tanks (USTs) and above-ground storage tanks (ASTs) at company-operated and operator locations to store petroleum products and waste oils. These tanks must comply with statutory and regulatory requirements regarding tank construction, integrity testing, leak detection and monitoring, overfilling and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. To meet minimum federal requirements, all existing USTs owned by the Company must conform to certain construction requirements, have installed tank leak detection systems, and have installed corrosion protection and spill-overfill prevention equipment by December 22, 1998. The Company has established a program of tank replacement and equipment installation to meet the requirements by that time.

     While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $1,439,000 and $3,185,000 for the six months ended June 30, 1997 and 1996, respectively.

     The Company is in the process of resolving alleged violations of wastewater discharge permits in several states relating to travel center operations and is conducting investigatory and/or remedial actions with respect to petroleum product releases that have occurred at approximately 25 travel centers. Remediation activities have been completed at other travel centers and the Company anticipates no further actions to be required by the respective state agencies in regard to those matters at those locations. Most of the wastewater discharge notices have been resolved by the Company without penalty. However, given the status of the proceedings with respect to matters still pending, ultimate investigative and remediation costs cannot accurately be predicted. The Company expects that some or all of any fines paid or costs incurred in connection with the wastewater discharge violations noted above will be paid by Unocal and BP pursuant to the environmental agreements.

     The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve for such matters at June 30, 1997, of $975,000. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

     Under the asset purchase agreements pursuant to which the Company acquired the California Properties from Unocal, and related agreements, (i) the Company purchased the California Properties for $39 million and (ii) Unocal agreed to indemnify the Company for, among other things, claims arising under the California Statute arising out of or resulting from the sale of the California Properties, including any amounts ("Excess Amounts") by which the original purchase price paid by the Company for the California Properties exceeds the price at which the Company might be ordered by a court to resell such properties. Pursuant to such agreements, Unocal is not required to indemnify the Company for awards of punitive damages. The Company cannot predict whether it ultimately will be required to resell any or all of the California Properties to the California operators. However, in such event, the Company would seek indemnification from Unocal for any Excess Amounts. The Company believes that the claims asserted by the operators of the California Properties against the Company are without merit and has engaged in a vigorous defense.

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

     The Company believes all compensatory damages ultimately awarded and legal fees incurred on this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through June 30, 1997 total $5,023,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has stated that it may contest portions of the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

     In April 1996, a group of 11 operators filed a complaint which was styled as a class action lawsuit alleging that the Company or its representatives had engaged in certain inappropriate practices or activities including breach of contract and fraud in connection with acquiring and operating the Network. No specific dollar damages are claimed in the complaint, but the plaintiffs generally seek compensatory and punitive damages. In 1997, plaintiffs amended the complaint to include an additional seven operators as plaintiffs and to assert the additional claims of tortious interference with contractual relations and of civil conspiracy, and to withdraw the plaintiffs' claims to represent a class. Also in 1997, settlement agreements were reached with four of the plaintiffs at an immaterial cost to the Company and a fifth plaintiff withdrew its claims in the action.
     The Company believes that the claims made in the complaint and the proposed amended complaint are baseless and intends to defend this litigation vigorously. It is management's belief that the outcome is not likely to have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

7.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

     The following schedules set forth the consolidating balance sheets as of June 30, 1997 and December 31, 1996, the consolidating statements of income and retained earnings for the three months ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996, and consolidating statements of cash flows for the six months ended June 30, 1997 and 1996. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions, (b) eliminate the Company's investments in its subsidiaries and (c) present TAHC as a subsidiary held for disposition until September 30, 1996. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

BALANCE SHEET SCHEDULES:

                                                                           JUNE 30, 1997
                                              -----------------------------------------------------------------------
                                               PARENT         GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                              --------      ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS OF DOLLARS)
     ASSETS
Current assets:
  Cash                                        $  50,948      $  28,544      $     ---      $     ---      $  79,492
  Accounts receivable, net                          ---         56,462          1,098           (948)        56,614
  Inventories                                       ---         33,710            ---            ---         33,710
  Deferred income taxes                             ---          3,877            ---            ---          3,877
  Other current assets                              ---         11,156              2         (4,621)         6,537
                                              ---------      ---------      ---------      ---------      ---------
    Total current assets                         50,948        133,749          1,100         (5,567)       180,230

Notes receivable, net                               ---          1,312            ---            ---          1,312
Property and equipment, net                         ---        269,551            ---         (3,853)       265,698
Intangible assets                                   ---         19,338            ---            ---         19,338
Deferred financing costs                         11,547            ---            ---            ---         11,547
Other assets                                      2,500          5,549            ---         (2,500)         5,549
Advances to subsidiaries                        225,141            ---            ---       (225,141)           ---
Investments in subsidiaries                     115,935            ---            ---       (115,935)           ---
                                              ---------      ---------      ---------      ---------      ---------
    Total assets                              $ 406,071      $ 429,499      $   1,100      ($352,996)     $ 483,674
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of
    long-term debt                            $     500      $     ---      $     ---      $     ---      $     500
  Accounts payable                                1,684         42,591            ---         (2,630)        41,698
  Other accrued liabilities                       3,956         28,084            149         (2,937)        29,199
                                              ---------      ---------      ---------      ---------      ---------
    Total current liabilities                     6,140         70,675            149         (5,567)        71,397

Long-term debt (net of
  unamortized discount)                         289,875            ---            ---            ---        289,875
Deferred income taxes                               ---          9,452            ---            ---          9,452
Advance from parent                                 ---        226,775            ---       (226,775)           ---
Other liabilities                                   ---          5,014            ---            ---          5,014
                                              ---------      ---------      ---------      ---------      ---------
    Total liabilities                           296,015        311,916            149       (232,342)       375,738

Mandatorily redeemable senior
  convertible participating
  preferred stock                                53,515            ---            ---            ---         53,515

Other preferred stock, common stock
  and other shareholders' equity                 49,792         85,033            ---        (87,153)        47,672
Retained earnings                                 6,749         32,550            951        (33,501)         6,749
                                              ---------      ---------      ---------      ---------      ---------

                                                 56,541        117,583            951       (120,654)        54,421
                                              ---------      ---------      ---------      ---------      ---------

    Total liabilities and
      shareholders' equity                    $ 406,071      $ 429,499      $   1,100      ($352,996)     $ 483,674
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

                                                                         DECEMBER 31, 1996
                                              -----------------------------------------------------------------------
                                               PARENT         GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                              --------      ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS OF DOLLARS)
    ASSETS
Current assets:
  Cash                                        $     ---      $  23,779      $     ---      $     ---      $  23,779
  Accounts receivable, net                          ---         54,294          1,051           (974)        54,371
  Inventories                                       ---         29,082            ---            ---         29,082
  Deferred income taxes                             ---          3,877            ---            ---          3,877
  Other current assets                              499         10,236              2           (207)        10,530
                                              ---------      ---------      ---------      ---------      ---------
    Total current assets                            499        121,268          1,053         (1,181)       121,639
Notes receivable, net                               ---          1,835            ---            ---          1,835
Property and equipment, net                         ---        273,216            ---         (3,853)       269,366
Intangible assets                                   ---         19,657            ---            ---         19,657
Deferred financing costs                            ---          8,379            ---            ---          8,379
Other assets                                      2,500          7,348            ---         (4,835)         5,013
Investments in subsidiaries                     121,818            ---            ---       (121,818)           ---
                                              ---------      ---------      ---------      ---------      ---------
    Total assets                              $ 122,817      $ 431,706      $   1,053      ($129,687)     $ 425,889
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving loans                             $     ---      $  14,000      $     ---      $     ---      $  14,000
  Current maturities of
    long-term debt                                  ---         17,250            ---            ---         17,250
  Accounts payable                                1,555         37,945            ---         (2,299)        37,201
  Other accrued liabilities                         450         29,553            105           (686)        29,422
                                              ---------      ---------      ---------      ---------      ---------
      Total current liabilities                   2,005         98,748            105         (2,985)        97,873

Long-term debt (net of
  unamortized discount)                             ---        193,185            ---            ---        193,185
Deferred income taxes                                92          9,891            ---           (531)         9,452
Other liabilities                                     1          8,413            ---         (2,500)         5,914
                                              ---------      ---------      ---------      ---------      ---------
    Total liabilities                             2,098        310,237            105         (6,016)       306,424

Mandatorily redeemable senior
  convertible participating
  preferred stock                                51,075            ---            ---            ---         51,075

Other preferred stock, common
  common stock and other
  shareholders' equity                           51,997         85,033            ---        (86,287)        50,743
Retained earnings                                17,647         36,436            948        (37,384)        17,647
                                              ---------      ---------      ---------      ---------      ---------

                                                 69,644        121,469            948       (123,671)        68,390
                                              ---------      ---------      ---------      ---------      ---------

    Total liabilities and
      shareholders' equity                    $ 122,817      $ 431,706      $   1,053      ($129,687)     $ 425,889
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                                 THREE MONTHS ENDED JUNE 30, 1997
                                             ------------------------------------------------------------------------
                                               PARENT         GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             ----------     ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                        $     ---      $ 180,265      $     ---      $     ---      $ 180,265
  Nonfuel                                           ---         76,037            347            ---         76,384
  Rent                                              ---          8,228            ---            ---          8,228
                                              ---------      ---------      ---------      ---------      ---------
    Total revenues                                  ---        264,530            347            ---        264,877

Cost of revenues
  (excluding depreciation)                          ---        198,811            ---            ---        198,811
                                              ---------      ---------      ---------      ---------      ---------

    Gross profit
      (excluding depreciation)                      ---         65,719            347            ---         66,066

Operating expenses                                  ---         41,460            ---            ---         41,460
Selling, general and administrative
  expenses                                           62          8,460            427            ---          8,949
Refinancing, transition and
  development costs                                 ---          5,473            ---            ---          5,473
Depreciation and amortization                       809          6,543            ---            ---          7,352
(Gain) loss on sales of property
  and equipment                                     ---          1,538            ---            ---          1,538
                                              ---------      ---------      ---------      ---------      ---------

    Income from operations                         (871)         2,245            (80)           ---          1,294
Interest income (expense), net                   (6,156)           294            ---            ---         (5,862)
Equity income (loss)                              1,490            ---            ---         (1,490)           ---
                                              ---------      ---------      ---------      ---------      ---------

    (Loss) income before income
        taxes                                    (5,537)         2,539            (80)        (1,490)        (4,568)
(Benefit) provision for income taxes             (2,739)           997            (28)           ---         (1,770)
                                              ---------      ---------      ---------      ---------      ---------

Net  (loss) income                               (2,798)         1,542            (52)        (1,490)        (2,798)
  Less:  preferred dividends                     (1,220)           ---            ---            ---         (1,220)

Retained earnings -
  beginning of period                            10,767         31,008          1,003       ( 32,011)        10,767
                                              ---------      ---------      ---------      ---------      ---------

Retained earnings -
  end of the period                           $   6,749      $  32,550      $     951      ($ 33,501)     $   6,749
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------

                                                                 THREE MONTHS ENDED JUNE 30, 1996
                                              -----------------------------------------------------------------------
                                               PARENT         GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                              ---------     ------------   ------------   ------------   ------------
                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                        $     ---      $ 189,579      $     ---      ($ 69,744)     $ 119,835
  Nonfuel                                           ---         61,598            328        (46,628)        15,298
  Rent                                              ---         10,370            ---            ---         10,370
                                              ---------      ---------      ---------      ---------      ---------
    Total revenues                                  ---        261,547            328       (116,372)       145,503

Cost of revenues
  (excluding depreciation)                          ---        204,325            ---        (80,939)       123,386
                                              ---------      ---------      ---------      ---------      ---------
    Gross profit
      (excluding depreciation)                      ---         57,222            328        (35,433)        22,117

Operating expenses                                  ---         31,381            ---        (24,379)         7,002
Selling, general and administrative
  expenses                                          113          8,943            248         (4,177)         5,127
Refinancing, transition and
  development costs                                 ---             91            ---            ---             91
Depreciation and amortization                       ---          6,481            ---         (2,960)         3,521
(Gain) loss on sales of property
 and equipment                                      ---            (14)           ---            ---            (14)
Income from subsidiary held for
  disposition                                       ---            ---            ---         (2,042)        (2,042)
                                              ---------      ---------      ---------      ---------      ---------

    Income (loss) from operations                  (113)        10,340             80         (1,875)         8,432
Interest (expense), net                             ---         (5,174)           ---          1,875        ( 3,299)
Equity income (loss)                              3,181            ---            ---         (3,181)           ---
                                              ---------      ---------      ---------      ---------      ---------

    (Loss) income before
      income taxes                                3,068          5,166             80         (3,181)         5,133
(Benefit) provision for income taxes                (44)         2,037             28           ---           2,021
                                              ---------      ---------      ---------      ---------      ---------

Net (loss) income                                 3,112          3,129             52         (3,181)         3,112
  Less:  preferred dividends                     (1,220)           ---            ---            ---         (1,220)
Retained earnings -
  beginning of the period                        16,690         31,489            759        (32,248)        16,690
                                              ---------      ---------      ---------      ---------      ---------

Retained earnings -
  end of the period                           $  18,582      $  34,618      $     811      ($ 35,429)     $  18,582
                                              ---------      ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------      ---------


                                                           SIX MONTHS ENDED JUNE 30, 1997
                                            -------------------------------------------------------------
                                            PARENT    GUARANTOR   NONGUARANTOR
                                            COMPANY  SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                            -------  ------------ ------------ ------------  ------------
                                                           (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                   $    ---     $374,416        $---       $  ---       $374,416
  Nonfuel                                     ---      136,932         694          ---        137,626
  Rent                                        ---       17,948         ---          ---         17,948
                                          -------     --------       -----       ------       --------
    Total revenues                            ---      529,296         694          ---        529,990

Cost of revenues
  (excluding depreciation)                    ---      404,689         ---          ---        404,689
                                          -------     --------       -----       ------       --------
    Gross profit
       (excluding depreciation)               ---      124,607         694          ---        125,301

Operating expenses                            ---       75,544         ---          ---         75,544
Selling, general and administrative
  expenses                                    255       19,726         700          ---         20,681
Refinancing, transition and
  development costs                           ---        7,091         ---          ---          7,091
Depreciation and amortization                 809       13,487         ---          ---         14,296
(Gain) loss on sales of property
  and equipment                               ---        1,464         ---          ---          1,464
                                          -------     --------       -----       ------       --------
    Income from operations                 (1,064)       7,295          (6)         ---          6,225
Interest (expense), net                    (6,434)      (4,533)        ---          ---        (10,967)
Equity income (loss)                       (3,883)         ---         ---        3,883            ---
                                          -------     --------       -----       ------       --------
    (Loss) income before income
      taxes and extraordinary items       (11,381)       2,762          (6)         ---         (4,742)
(Benefit) provision for income taxes       (2,923)       1,094          (9)         ---         (1,838)
                                          -------     --------       -----       ------       --------
    (Loss) income before
    extraordinary items                    (8,458)       1,688           3        3,883         (2,904)
Extraordinary items
  (Less applicable income
  tax benefit of $3,608)                      ---       (5,554)        ---          ---         (5,554)
                                          -------     --------       -----       ------       --------
Net (loss) income                          (8,458)      (3,886)          3        3,883         (8,458)
  Less:  preferred dividends               (2,440)         ---         ---          ---         (2,440)
Retained earnings -
  beginning of the period                  17,647       36,436         948      (37,384)        17,647
                                          -------     --------       -----       ------       --------
Retained earnings -
  end of the period                      $  6,749     $ 32,550        $951     ($33,501)      $  6,749
                                          -------     --------       -----       ------       --------
                                          -------     --------       -----       ------       --------


                                                            SIX MONTHS ENDED JUNE 30, 1996
                                             ------------------------------------------------------------------
                                             PARENT    GUARANTOR   NONGUARANTOR
                                             COMPANY  SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                             -------  ------------ ------------ ------------  ------------
                                                            (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                    $   ---     $357,429       $ ---    ($128,687)      $228,742
  Nonfuel                                     ---      115,049         661      (88,860)        26,850
  Rent                                        ---       21,320         ---          ---         21,320
                                          -------     --------       -----    ---------       --------
    Total revenues                            ---      493,798         661     (217,547)       276,912

Cost of revenues
  (excluding depreciation)                    ---      383,540         ---     (149,258)       234,282
                                          -------     --------       -----    ---------       --------
    Gross profit
       (excluding depreciation)               ---      110,258         661      (68,289)        42,630

Operating expenses                            ---       60,930         ---      (48,294)        12,636
Selling, general and administrative
  expenses                                    143       19,733         496       (8,141)        12,231
Refinancing, transition and
  development costs                           ---          116         ---          ---            116
Depreciation and amortization                 ---       12,642         ---       (5,907)         6,735
(Gain) loss on sales of property
  and equipment                               ---          (41)        ---          ---            (41)
Income from subsidiary held for
  disposition                                 ---          ---         ---       (2,185)        (2,185)
                                          -------     --------       -----    ---------       --------
    Income from operations                   (143)      16,878         165       (3,762)        13,138
Interest (expense), net                       ---      (10,269)        ---        3,762        ( 6,507)
Equity income (loss)                        4,115          ---         ---       (4,115)           ---
                                          -------     --------       -----    ---------       --------
    (Loss) income before
       income taxes                          (143)       6,609         165       (4,115)         6,631
(Benefit) provision for income taxes          (56)       2,601          58          ---          2,603
                                          -------     --------       -----    ---------       --------
Net (loss) income                             (87)       4,008         107       (4,115)         4,028
  Less:  preferred dividends               (2,440)         ---         ---          ---         (2,440)
Retained earnings -
  beginning of the period                  16,994       30,610         704      (31,314)        16,994
                                          -------     --------       -----    ---------       --------
Retained earnings -
  end of the period                       $16,847     $ 34,618        $811     ($35,429)      $ 18,582
                                          -------     --------       -----    ---------       --------
                                          -------     --------       -----    ---------       --------

STATEMENT OF CASH FLOWS SCHEDULES:

                                                            SIX MONTHS ENDED JUNE 30, 1997
                                             ------------------------------------------------------------------
                                             PARENT    GUARANTOR   NONGUARANTOR
                                             COMPANY  SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                             -------  ------------ ------------ ------------  ------------
                                                            (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:                    $    (590)   $  18,858   $  ---       $  ---       $ 18,268
                                           ---------    ---------   ------       ------       --------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Acquisitions of network assets                 ---       (7,901)     ---          ---         (7,901)
  Proceeds from sales of property
    and equipment                                ---        2,886      ---          ---          2,886
  Capital expenditures                           ---       (7,553)     ---          ---         (7,553)
                                           ---------    ---------   ------       ------       --------
    Net cash used in investing
       activities                                ---      (12,568)     ---          ---        (12,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings                      ---        3,750      ---          ---          3,750
  Revolving loan repayments                      ---      (17,750)     ---          ---        (17,750)
  Long-term debt borrowings                  205,000          ---      ---          ---        205,000
  Long-term debt repayments                      ---     (126,425)     ---          ---       (126,425)
  Advance from parent                       (138,775)     138,775      ---          ---            ---
  Debt issuance costs                        (12,357)         ---      ---          ---        (12,357)
  Repurchase of common stock                  (2,205)         ---      ---          ---         (2,205)
                                           ---------    ---------   ------       ------       --------
    Net cash (used in) provided
       by financing activities                51,538       (1,525)     ---          ---         50,013
                                           ---------    ---------   ------       ------       --------
    Net increase in cash                      50,948        4,765      ---          ---         55,713

Cash at beginning of the period                  ---       23,779      ---          ---         23,779
                                           ---------    ---------   ------       ------       --------
Cash at the end of the period              $  50,948    $  28,544   $  ---       $  ---       $ 79,492
                                           ---------    ---------   ------       ------       --------
                                           ---------    ---------   ------       ------       --------


                                                           SIX MONTHS ENDED JUNE 30, 1996
                                            ------------------------------------------------------------------
                                            PARENT    GUARANTOR   NONGUARANTOR
                                            COMPANY  SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                            -------  ------------ ------------ ------------  ------------
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:                     $ 126     $ 23,407      $  ---     ($ 9,403)      $ 14,130
                                            -----      -------      ------     --------       --------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Acquisitions of network assets              ---       (2,750)        ---          ---         (2,750)
  Capital expenditures                        ---       (9,729)        ---        3,535         (6,194)
                                            -----      -------      ------     --------       --------
    Net cash used in investing
       activities                             ---      (12,479)        ---        3,535         (8,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                   ---       10,000         ---          ---         10,000
  Long-term debt repayments                   ---       (6,500)        ---        2,500         (4,000)
  Repurchase of common stock                 (126)         ---         ---          ---           (126)
                                            -----      -------      ------     --------       --------
    Net cash (used in) provided
       by financing activities               (126)       3,500         ---        2,500          5,874
                                            -----      -------      ------     --------       --------
    Net increase in cash                      ---       14,428         ---       (3,368)        11,060

Cash at the beginning of the period           ---       15,617         ---      (12,426)         3,191
                                            -----      -------      ------     --------       --------
Cash at the end of the period               $ ---     $ 30,045       $ ---     ($15,794)      $ 14,251
                                            -----      -------      ------     --------       --------
                                            -----      -------      ------     --------       --------


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with the audited financial statements and with Management's Discussion and Analysis included in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933 (File No. 333-26497) on July 23, 1997.

OVERVIEW
    The Company is a holding company which, through its wholly-owned subsidiaries, TA and National, owns, operates and franchises more travel centers in the United States than any of its competitors with 162 network sites nationwide, including 133 Company-owned locations. TA currently operates a network of 48 travel centers in 27 states under the "Truckstops of America" or "TA" brand name and National currently operates a network of 114 travel centers in 36 states under the licensed "Unocal 76" and related brand names.

    The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In connection with the TA Acquisition, the Investor Group and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA.
If the Repurchase had been consummated, the Company and the National Network would have been owned by the operator and franchisee-owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the six months ended June 30, 1996, TA and National were separately managed and financed and in the Company's consolidated financial statements TA was presented as net assets of subsidiary held for disposition and TA's results of operations were included in the Company's consolidated financial statements as a single amount. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the TA and National networks. After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition and TA's results of operations were consolidated with the Company's.

    Historically, under the Company's ownership, National operated principally as a franchisor. As a result, its revenues consisted primarily of wholesale diesel fuel sales to franchisees, rent from operators of leased sites and nonfuel franchise royalty payments. Since early 1995, National has increased its number of Company-operated sites as certain operators terminated their franchise and lease agreements. In contrast, TA operated principally as an owner-operator of travel centers. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, the majority of its gross profit has been derived from, and its principal strategic focus has been, the sale of higher margin nonfuel products and services.

COMBINATION PLAN

During the three and six month periods ended June 30, 1997, the Company has incurred approximately $4.7 million and $6.4 million, respectively, of expenses related to the Combination plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $11 million, of which approximately $8 million to $9 million is expected to be incurred in 1997, with the remainder to be incurred in 1998. These expenses relate, among other things, to employee separations, costs to convert National Network travel centers to TA Network travel centers, costs to dispose of travel centers or terminate lease or franchise agreements, and the costs of integrating the management and operations of the two networks into a single network, including relocation, travel, training, and legal expenses.

EMPLOYEE TERMINATIONS

As a result of the Combination Plan, which was approved by the Board of Directors in January 1997, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of $0.8 million were recognized. In May 1997, management finalized its plans regarding employee terminations and, accordingly, the related costs were recognized. This expense totaled approximately $1.8 million in the three month period ended June 30, 1997. Pursuant to the Company's plans, 111 employees are to be terminated, 28 of which had been severed through June 30, 1997. Through June 30, 1997, approximately $0.6 million of termination benefits had been paid to such terminated employees. The remaining accrual for termination benefits of approximately $2.0 million at June 30, 1997 will be substantially paid by year-end with the final payments scheduled by March of 1998.

NETWORK RATIONALIZATION

During the second quarter of 1997, the Company continued to refine and execute its plans for improving the profitability of its combined network (the "Network") through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. In the six months ended June 30, 1997, two Company-owned National travel centers were sold to the operators of those sites for gross proceeds of $3.3 million,
resulting in a loss on sale of $1.5 million.   An additional 21 such sales
are expected to close by the second quarter of 1998, providing expected sales proceeds of an additional approximately $56 million. The Company expects that it will recognize a gain from these sales. During the second quarter of 1997, relationships with the owner/operators of four franchised travel centers ("Franchisee-Owner Sites") were terminated and agreements have been reached with, or appropriate notices provided to, owner/operators of an additional 17 such sites, such that the Company expects that all such Franchisee-Owner Sites not selected to continue in the network will be terminated by the end of 1997. Beginning in July 1997, those National Network franchisees whose sites have been selected for inclusion in the Company's continuing network will begin to convert their franchises to TA from National, a process that includes rebranding of the travel centers, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and, where applicable, lease agreements, such that there will be an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchise nonfuel revenues will result in a net increase in the Company's revenue.

SITE CONVERSIONS

During the three months ended June 30, 1997, the Company converted eight National Network travel centers from Company-owned and leased locations ("Leased Sites") to Company-owned and operated locations by acquiring the travel center operations from the related operators, bringing the total of such conversions during 1997 to 17. One additional such conversion was completed in early July 1997 and the Company is currently in discussions with operators regarding the possible conversion of additional Leased Sites to Company-operated sites. A total of 20 travel centers have been converted to Company-operated sites since June 30, 1996. Such conversions typically result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues.

Management expects that, over time, the increased revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as National sites are converted to TA travel centers and TA management, marketing, operations, safety and training programs are fully implemented.
In June 1997, 14 of the National Company-operated travel centers were converted to TA Company-operated sites, with the remaining 21 National Company-operated locations converting in July 1997. During the first few months of operation after both the conversion from a leased site and the conversion to a TA branded site (with respect to all former National travel centers), the operating results of each converted travel center are adversely affected by the costs (such as for maintenance and supplies) of bringing the travel centers into compliance with TA's standards. In addition, the Company has chosen to increase the number of employees at the converted sites in order to improve customer service and, as a consequence, employees were hired in anticipation of expected revenue increases. For these reasons, the Company anticipates that the operating results of these converted travel centers will improve in the second half of 1997.

The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.

                                       TA               NATIONAL
                                  AS OF JUNE 30,      AS OF JUNE 30,
                                  ---------------     ---------------
                                   1997      1996      1997      1996
                                  -----     -----     -----     -----
Company-owned and operated sites     40        39        35        16
Company-owned and leased sites      ---       ---        58        79
                                  -----     -----     -----     -----
    Company-owned sites              40        39        93        95
Franchisee-owner sites                8         8        21        30
                                  -----     -----     -----     -----
         Total                       48        47       114       125
                                  -----     -----     -----     -----
                                  -----     -----     -----     -----

At the conclusion of the Combination Plan, assuming the Combination Plan is completed as expected by management, the Network will consist of 123 travel centers, 69 of which will be Company-owned and operated, 42 of which will be Leased Sites and 12 of which will be Franchisee-Owner Sites, although the achievement of the Combination Plan as currently envisioned is not ensured.

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents detail on the Company's combined results, which differ from the Company's consolidated results reflected in the unaudited financial statement for the three and six month periods ended June 30, 1996, as a result of the presentation of TA as assets of subsidiary held for disposition during those periods. The following table presents the Company's consolidated results of operations for the 1996 periods as though TA had not been held for disposition and had instead been fully consolidated.


                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,                 JUNE 30,
                                                      1997        1996      1997     1996
                                                  ----------  --------  --------  --------
                                                            (IN THOUSANDS OF DOLLARS)
REVENUES:
   Fuel                                            $180,265  $189,579  $374,416  $357,429
   Nonfuel                                           76,384    61,926   137,626   115,710
   Rent                                               8,228    10,370    17,948    21,320
                                                   --------  --------  --------  --------
    TOTAL REVENUES                                  264,877   261,875   529,990   494,459

Cost of revenues (excluding depreciation)           198,811   204,325   404,689   383,540
                                                   --------  --------  --------  --------
    GROSS PROFIT (EXCLUDING DEPRECIATION)            66,066    57,550   125,301   110,919

  Operating expenses                                 41,460    31,381    75,544    60,930
  Selling, general and administrative expenses        8,949     9,304    20,681    20,372
  Refinancing, transition and development costs       5,473        91     7,091       116
  Depreciation and amortization                       7,352     6,481    14,296    12,642
  (Gain) loss on sales of property and equipment      1,538       (14)    1,464       (41)
                                                   --------  --------  --------  --------
    INCOME FROM OPERATIONS                            1,294    10,307     6,225    16,900

Interest (expense), net                              (5,862)   (5,174)  (10,967)  (10,269)
                                                   --------  --------  --------  --------
    INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                         (4,568)    5,133    (4,742)    6,631

Provision (benefit) for income taxes                 (1,770)    2,021    (1,838)    2,603
                                                   --------  --------  --------  --------
    Income (loss) before extraordinary items         (2,798)    3,112    (2,904)    4,028

Extraordinary items (net of taxes)                      ---       ---    (5,554)      ---
                                                   --------  --------  --------  --------
    Net (loss) income                              $ (2,798)  $ 3,112  $ (8,458) $  4,028
                                                   --------  --------  --------  --------
                                                   --------  --------  --------  --------


RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 1997 AND 1996

REVENUES

     The Company's consolidated revenues for the three and six month periods ended June 30, 1997 were $264.9 million and $530.0 million, respectively, which represent increases over the prior year periods of $3.0 million, or 1.1%, for the three month period and $35.5 million, or 7.2%, for the six month period.

     Fuel revenue for the six months ended June 30, 1997 reflects an increase over the 1996 period of $17.0 million, or 4.8%. For the second quarter, the 1997 amount reflects a decrease from the same period in 1996 of $9.3 million, or 4.9%. The increase in fuel revenue for the six month period primarily results from an increase in diesel gallons sold of 20.8 million gallons, or 4.3%, and an increase in average retail diesel prices of 4.6%. For the second quarter, the decrease from 1996 is primarily attributable to a 5.7% decrease in average retail diesel fuel prices, somewhat offset by increased sales volume of 12.3 million gallons, or 5.1%.

     Nonfuel revenue in both 1997 periods has increased over the same periods in the prior year, primarily due to the increased number of Company-operated sites offering nonfuel products and services: from June 30, 1996 there are 20 additional converted National sites and one new TA site as well as two additional stand-alone shops.

     Rent revenue for both 1997 periods has decreased from the same periods in 1996 as a direct result of the conversions of leased sites to Company-operated sites. Rent revenue is expected to continue to decline as additional sites are converted to Company-operations or sold and as current franchisee-lessees sign new franchise and lease agreements with the Company. The new franchise and lease agreements provide for reduced fixed rents but increased franchise royalty rates to be applied to nonfuel revenues generated by franchisee operations.

GROSS PROFIT

     The Company's gross profit for the second quarter of 1997 was $66.1 million, compared to $57.6 million for 1996, an increase of $8.5 million, or 14.8%. For the first half of 1997, the Company's gross profit was $125.2 million, an increase of $14.4 million, or 12.9%, from 1996. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent revenue, resulting from the conversions of travel centers from Leased Sites to Company-operated sites.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses include the direct expenses of Company-operated travel centers and selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs.

     The Company's operating expenses increased by $10.1 million, or 32.2%, and $14.6 million, or 24.0%, respectively, to $41.5 million and $75.5 million for the three and six month periods ended June 30, 1997, as compared to the corresponding prior year periods. These increases reflect the increased number of Company-operated locations during 1997 as a result of the addition of three new-build TA sites (including the two stand-alone shops) and the conversion of 20 Leased Sites to Company-operated sites since June 30, 1996.

     The Company's SG&A for the second quarter decreased from $9.3 million in 1996 to $8.9 million in 1997, primarily as a result of personnel reduction at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA. For the six month period, SG&A increased by $0.3 million to $20.7 million primarily due to the TA staffing increases previously described.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

     Refinancing, transition and development costs for the second quarter of 1997 increased from $0.1 million for 1996 to $5.5 million, while for the first half of 1997 such costs increased to $7.1 million from $0.1 million in 1996. The 1997 costs were incurred in effecting the combination of National and TA, including recognition of employee termination benefits of $2.6 million.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for the second quarter and first half of 1997 increased by $0.9 million and $1.7 million, respectively, from the corresponding 1996 periods as a result of the capital expenditures made during 1996 and 1997, as well as from increased amortization of deferred financing costs stemming from the refinancing.

INCOME FROM OPERATIONS

     Income from operations for the Company for the second quarter of 1997 was $1.3 million as compared to $10.3 million in 1996, a decrease of $9.0 million. For the six months ended June 30, 1997, income from operations reflects a decrease from 1996 of $10.7 million to $6.2 million. The decreases in both periods are primarily attributable to the transition costs being incurred to effect the Combination Plan. EBITDA (defined as income from operations plus the sum of (a) depreciation and amortization, (b) refinancing, transition and development costs and (c) gains or losses from sales of property and equipment) for the Company for the three and six month periods ended June 30, 1997 was $15.7 million and $29.1 million, respectively, as compared to $16.9 million and $29.6 million for the respective 1996 periods.

INTEREST (INCOME) EXPENSE - NET

Interest expense for the second quarter and first half of 1997 was in both cases $0.7 million higher than for the same 1996 periods as a result of the increased debt balance after consummation of the refinancing (discussed in Liquidity and Capital Resources below) on March 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

     Net cash provided by operating activities totaled $18.3 million in the first half of 1997 and $23.5 million in 1996. The decrease in net cash flows provided by operating activities in 1997 compared to 1996 was primarily due to decreased operating income in 1997, as discussed previously, and growth in working capital requirements as a result of the increased number of Company-operated sites.

     Net cash used in investing activities for the six months ended June 30, 1997 was $12.6 million versus $12.5 million in 1996. The amount for 1997, while relatively flat versus the 1996 amount, reflects increased expenditures related to conversions of Leased Sites to Company-operated sites, partially offset by increased proceeds from sales of property and equipment resulting from the sales of two Leased Sites to the respective operators.

     Net cash flows provided by financing activities were $50.0 million in the first six months of 1997 and $3.4 million for the first six months of 1996. The change in the amount of cash flows provided by financing activities in 1997 from 1996 was due to the Company's refinancing and recapitalization completed in March 1997.

     On March 27, 1997, the Company was refinanced and currently has outstanding $290.4 million of indebtedness, consisting of $125.0 million principal amount of Subordinated Notes, $85.5 million principal amount of Senior Notes and a $79.9 million term credit facility. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at June 30, 1997. The Senior Notes have no amortization requirements until 2001, the Subordinated Notes are due 2007 and the term facility has annual amortization requirements of $500,000 until 2004.

     The Company expects to invest up to approximately $200 million in the Network between 1997 and the end of 2001 (with approximately $110 million of this amount to be spent by the end of 1998) in connection with a capital program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the $200 million intended to be spent represents normal ongoing maintenance and related capital expenditures. The Company has budgeted expenditures in order to rebrand and reimage sites, add additional nonfuel offerings (such as fast food offerings) at existing sites, to make required environmental improvements, convert certain Leased Sites to Company-operated sites and purchase, install and upgrade information systems at certain sites.

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

     The Company owns and operates USTs and ASTs at Company-operated locations and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $15 million to $20 million in 1997 and 1998 to complete the upgrade of USTs and other environmental related costs. The Company also expects to spend a total of approximately $6 million in 1997 and 1998 for certain one-time projects relating to control of wastewater and storm water discharges and other matters. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $1 million as of June 30, 1997. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

NEW ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share information for periods ending after December 15, 1997. The Company believes that the basic earnings per share calculated amount under this standard will exceed the amount of primary earnings per share presented herein while the diluted earnings per share amount calculated under this standard will approximate the amount of primary earnings per share presented herein.

FORWARD-LOOKING STATEMENTS

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     The information included in the Company's Prospectus, dated July 23, 1997, under the caption "Business--Litigation" is incorporated herein by reference. This portion of the Prospectus is included as
Exhibit 99.1 to this Report. No material developments have since occurred in respect of the matters described therein.

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     Exhibit 27     Financial Data Schedule

     Exhibit 99.1 Section captioned "Business--Litigation" from the Company's Prospectus, dated July 23, 1997

(b)  REPORTS ON FORM 8-K

     During the three months ended June 30, 1997, the Company filed no reports on Form 8-K.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRAVEL CENTERS OF AMERICA, INC.
                                   (Registrant)


Date:   August 15, 1997       By:  /s/ James W. George

                                   ------------------------------
                                   Name:     James W. George
                                   Title:    Senior Vice President and
                                               Chief Financial Officer
                                             (Principal Financial
                                               Officer and
                                             Duly Authorized Officer)