Form 10-Q
period 1997-09-30
TRAVELCENTERS OF AMERICA INC
filed 1997-11-14
CIK 1038523

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                      ----------------------------

                              FORM 10-Q


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended September 30, 1997

           --------------------------------------------------

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

                   Yes x                  No

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


                      INDEX                                    PAGE NO.
                      -----                                    --------

   PART I.  FINANCIAL INFORMATION

     Item 1.   Introduction to the Consolidated                    3
               Financial Statements

               Consolidated Balance Sheet                          4

               Consolidated Statement of Income
               and Retained Earnings                               5

               Consolidated Statement of Cash Flows                6

               Notes to Consolidated Financial Statements          7

     Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations     22

   PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                  30

     Item 4.   Submission of Matters to a Vote of
                Security Holders                                  31

     Item 6.   Exhibits and Reports on Form 8-K                   32

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

                           TRAVELCENTERS OF AMERICA, INC.
                             CONSOLIDATED BALANCE SHEET

                                                                SEPTEMBER 30,
                                                                   1997         DECEMBER 31,
                                                                 (UNAUDITED)        1996
                                                                -------------   ------------
                                                                  (In Thousands of Dollars)
                           ASSETS
CURRENT ASSETS:
  Cash                                                            $ 76,816       $ 23,779
  Accounts receivable (net of allowance for doubtful
   accounts of $4,405 for 1997 and $3,502 for 1996)                 64,680         54,371
  Inventories                                                       32,491         29,082
  Deferred income taxes                                              3,877          3,877
  Other current assets                                               8,774         10,530
                                                                 ---------       ---------
  Total current assets                                             186,638        121,639

Notes receivable, net                                                  594          1,835
Property and equipment, net                                        264,523        269,366
Intangible assets                                                   21,342         19,657
Deferred financing costs                                            12,162          8,379
Other assets                                                         2,653          5,013
                                                                 ---------       ---------
  TOTAL ASSETS                                                    $487,912       $425,889
                                                                 ---------       ---------
                                                                 ---------       ---------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Revolving loans                                                 $     --       $ 14,000
  Current maturities of long-term debt                                 500         17,250
  Accounts payable                                                  21,118         37,201
  Other accrued liabilities                                         51,324         29,422
                                                                 ---------       ---------
  Total current liabilities                                         72,942         97,873

Commitments and contingencies (Note 6)
Long-term debt (net of unamortized discount)                       289,750        193,185
Deferred income taxes                                                9,452          9,452
Other long-term liabilities                                          3,609          5,914
                                                                 ---------       ---------
  TOTAL LIABILITIES                                                375,753        306,424

Mandatorily redeemable senior convertible
  participating preferred stock (Note 7)                            59,463         53,885

Other preferred stock, common stock and
  other shareholders' equity                                        47,037         50,743
Retained earnings                                                    5,659         14,837
                                                                 ---------       ---------
                                                                    52,696         65,580
                                                                 ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $487,912       $425,889
                                                                 ---------       ---------
                                                                 ---------       ---------


The accompanying notes are an integral part of these consolidated financial statements.

                                               -4-

                                   TRAVELCENTERS OF AMERICA, INC.
                        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                              UNAUDITED

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                           1997          1996         1997         1996
                                                           ----          ----         ----         ----
                                                        (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Fuel                                                   $166,572      $117,564     $540,988     $346,306
  Nonfuel                                                  77,133        15,778      214,759       42,628
  Rent                                                      6,607        10,430       24,555       31,750
                                                         --------      --------     --------     --------
    TOTAL REVENUES                                        250,312       143,772      780,302      420,684

Cost of revenues (excluding depreciation)                 180,537       120,249      585,226      354,531
                                                         --------      --------     --------     --------
    GROSS PROFIT (EXCLUDING DEPRECIATION)                  69,775        23,523      195,076       66,153

Operating expenses                                         43,136         7,387      118,681       20,023
Selling, general and administrative expenses                9,390         6,369       30,070       18,600
Refinancing, transition and development costs               3,867         1,384       10,958        1,500
Depreciation and amortization                               5,777         3,538       20,073       10,273
(Gain) loss on sales of property and equipment             (7,409)          (84)      (5,945)        (125)
Other operating (income) expense, net                       1,100            --        1,100           --
Income of subsidiary held for disposition                      --        (3,070)          --       (5,255)
                                                         --------      --------     --------     --------
   INCOME FROM OPERATIONS                                  13,914         7,999       20,139       21,137

Interest (expense), net                                    (5,987)       (3,540)     (16,954)     (10,047)
                                                         --------      --------     --------     --------
   (LOSS) INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                 7,927         4,459        3,185       11,090

(Benefit) provision for income taxes                        3,069         1,757        1,231        4,360
                                                         --------      --------     --------     --------
   (Loss) income before extraordinary item                  4,858         2,702        1,954        6,730
Extraordinary item (less applicable
   income tax benefit of $3,608)                               --            --       (5,554)          --
                                                         --------      --------     --------     --------
   NET (LOSS) INCOME                                        4,858         2,702       (3,600)       6,730

   Less:  preferred dividends                              (1,941)       (1,704)      (5,579)      (4,895)

Retained earnings - beginning of the period:
   As previously reported                                   6,749        18,582       17,647       16,997
   Adjustments (Note 7)                                    (4,007)       (1,842)      (2,809)      (1,091)
   As restated                                              2,742        16,740       14,838       15,903
                                                         --------      --------     --------     --------
Retained earnings - end of the period                      $5,659      $ 17,738     $  5,659     $ 17,738
                                                         --------      --------     --------     --------
                                                         --------      --------     --------     --------
(Loss) income before extraordinary item per
   common share and common share equivalent                 $0.34         $0.11       $(3.19)      $ 0.21

Extraordinary item                                             --            --        (4.89)          --
                                                         --------      --------     --------     --------
Net loss per common share and common
   share equivalent (Note 2)                               $ 0.34        $ 0.11     $  (8.08)    $   0.21
                                                         --------      --------     --------     --------
                                                         --------      --------     --------     --------
Weighted average number of shares and
common share equivalents (in thousands)                     8,639         8,896        1,136        8,940
                                                         --------      --------     --------     --------
                                                         --------      --------     --------     --------

       The accompanying notes are an integral part of these consolidated financial statements.

                                                 -5-

                                   TRAVELCENTERS OF AMERICA, INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                             UNAUDITED

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                1997             1996
                                                                               -----            -----
                                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                         $ (3,600)        $  6,730
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
     Net income of subsidiary held for disposition                                 --           (3,153)
     Extraordinary item                                                         5,554               --
     Depreciation and amortization                                             20,073           10,261
     Provision for doubtful accounts                                            1,404              840
     (Gain) loss on sales of property and equipment                            (5,945)            (125)
     Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets
       Accounts receivable                                                     16,208              250
       Inventories                                                             (1,558)             (68)
       Other current assets                                                     1,756           (7,358)
       Accounts payable                                                       (16,083)           7,450
       Other current liabilities                                               25,509            4,145
    Other, net                                                                  1,520            1,566
                                                                             --------          --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                               15,538           20,538
                                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of network assets                                             (11,069)          (3,107)
   Proceeds from sales of property and equipment                               20,099               --
   Capital expenditures                                                       (19,372)         (10,239)
                                                                             --------          --------
       NET CASH USED IN INVESTING ACTIVITIES                                  (10,342)         (13,346)
                                                                             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings                                                    3,750           10,000
   Revolving loan repayments                                                  (17,750)              --
   Long-term debt borrowings                                                  205,000               --
   Long-term debt repayments                                                 (126,550)          (8,750)
   Repurchase of common stock                                                  (3,706)            (126)
   Debt issuance costs                                                        (12,903)              --
                                                                             --------          --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                               47,841            1,124
                                                                             --------          --------
       Net increase in cash                                                    53,037            8,316

Cash at the beginning of the period                                            23,779            3,191
                                                                             --------          --------
Cash at the end of the period                                                $ 76,816          $11,507
                                                                             --------          --------
                                                                             --------          --------

       The accompanying notes are an integral part of these consolidated financial statements.

                                          -6-

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

1.  BASIS OF PRESENTATION

    The Company is a holding company which, through its wholly-owned subsidiaries, TA Operating Corporation ("TA") and National Auto/Truckstops, Inc. ("National"), owns, operates and franchises more travel centers in the United States than any of its competitors with 146 network sites nationwide, including 125 Company-owned locations. TA currently operates a network (the "TA Network") of 49 travel centers in 27 states under the "TravelCenters of America" or "TA" brand name and National currently operates a network (the "National Network") of 97 travel centers in 36 states under the licensed "Unocal 76" and related brand names.

    The Company was formed in December 1992 to facilitate the acquisition by the Company of the National Network (the "National Acquisition") in April 1993 from a subsidiary of Unocal Corporation ("Unocal"). In December 1993, the Company acquired the TA Network (the "TA Acquisition") from subsidiaries of the British Petroleum Company Plc ("BP"). In connection with the TA Acquisition, a group of institutional investor shareholders (the "Investor Group") and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA (the "Repurchase"). If the Repurchase had been consummated, the Company and the National Network would have been owned by the operator and franchisee-owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the nine months ended September 30, 1996, TA and National were separately managed and financed and in the Company's consolidated financial statements TA was presented as net assets of subsidiary held for disposition and TA's results of operations were included in the Company's consolidated financial statements as a single amount. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the TA and National networks (the "Combination Plan"). After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition and TA's results of operations were consolidated with the Company's.

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

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

    Consequent to the early extinguishment of the Company's prior indebtedness, the Company recognized extraordinary losses, net of applicable income taxes, of $5,554,000 as a result of writing off the then remaining unamortized balances of deferred financing costs and debt discount related to those prior borrowings of approximately $7,847,000 and $1,315,000, respectively. The approximately $12,903,000 of financing costs associated with the Company's new borrowings have been capitalized and will be amortized over the lives of the related new debt instruments.

    As a result of the combination of the Company's two networks under the existing TA management, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of approximately $774,000 were recognized. In May 1997 management finalized its plans regarding employee terminations and, accordingly, the related expense of approximately $1,833,000 was recognized. The severance expense, which totalled approximately $2,607,000 for the nine month period ended September 30, 1997, is included in the income statement within refinancing, transition and development costs. Pursuant to the Company's plans, 111 employees have been or will be terminated. Through September 30, 1997, approximately $1,329,000 of termination benefits had been paid to the 83 employees actually terminated. At September 30, 1997, the remaining accrual for termination benefits, which will be substantially paid by year-end with the final payments made by March 1998, was approximately $1,278,000.

3.  EARNINGS PER SHARE

    Earnings per common share and common share equivalent were computed by subtracting preferred dividends from net income and dividing the resulting amount by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, provided the common stock equivilents are not antidilutive. The Mandatorily Redeemable Senior Participating Preferred Stock Series I and II and Convertible Preferred Stock Series I and II are considered to be equivalents of common stock as are the outstanding common stock warrants and the number of shares issuable on the exercise of vested stock options when the formula price of the common stock exceeds the exercise price of the options. The increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

4.  INVENTORIES

    Inventories consist of the following:

                                         SEPTEMBER 30,      DECEMBER 31,
                                             1997              1996
                                             ----              ----
                                                  (IN THOUSANDS)
      Nonfuel merchandise                   $29,727           $26,090
      Petroleum products                      2,764             2,992
                                            -------           -------
         Total inventories                  $32,491           $29,082
                                            -------           -------
                                            -------           -------

5.   SUPPLEMENTAL CASH FLOW INFORMATION

    During the nine months ended September 30, 1997, the Company extinguished $85,500,000 of senior secured notes through the issuance of new senior secured notes of an equal face amount. For the nine months ended September 30, 1997 and 1996, the Company received $4,495,000 and $1,400,000 respectively, of inventory and property and equipment in liquidation of trade accounts receivable.

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

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

    While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $2,213,000 and $4,665,000 for the nine months ended September 30, 1997 and 1996, respectively.

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

    The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve for such matters at September 30, 1997, of $933,000. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

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

    On May 1, 1995, the jury rendered a verdict in favor of the two remaining California Plaintiffs and against Unocal and the Company. The jury determined that the two remaining California Plaintiffs were entitled to total compensatory damages of $4,012,000. On May 3, 1995, the jury rendered a verdict assessing punitive damages against Unocal, Clipper and the Company in the amounts of $7,000,000, $1,600,000 and $1,500,000, respectively. On May 30, 1995, the California State Court rendered a decision in favor of Unocal and the Company on the equitable claims asserted by the California Plaintiffs and denying Plaintiffs' request for rescission of the asset purchase agreements for the related California Properties. The Company filed motions with the trial court to enter judgement in its favor on plaintiff's damages claims notwithstanding the verdict, or in the alternative, to order a new trial. On August 1, 1995, the California court denied the motion for judgement notwithstanding the verdict, but granted the Company's motion for a new trial on all issues. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiffs' claims against the Company and Clipper for civil conspiracy. The Company intends to petition the California Supreme Court to seek review of the appeal court's decision. The Company's ultimate liability in the disposition of this matter is difficult to estimate. However, it is management's belief that the outcome, while potentially material to the Company's results of operations, is not likely to have a material adverse effect on the Company's financial position.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

    The Company believes all compensatory damages ultimately awarded and legal fees incurred on this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through September 30, 1997 total $5,042,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has stated that it may contest portions of the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

    In April 1996, a group of 11 National operators filed a complaint in the Circuit Court of Berkeley County, West Virginia, which was later amended in 1997. The amended complaint, brought on behalf of eighteen National operators, alleges that the Company's fuel pricing policies and practices violate the Petroleum Marketing Practices Act and the Uniform Commercial Code and constitute breach of the contractual duty of good faith and fair dealing and unjust enrichment. The amended complaint also asserts claims of fraud and fraud in the inducement, apparently based on alleged representations made by the Company concerning fuel pricing. The amended complaint seeks actual and punitive damages in an unspecified sum. The Company has removed the case to federal court and had it transferred to federal court in Nashville, Tennessee. The Company, at an immaterial cost, has entered into settlement agreements with four of the plaintiffs pursuant to which the claims of those plaintiffs have been or will be dismissed with prejudice. One additional plaintiff has withdrawn its claim in the action without prejudice.

    On March 31, April 1, and April 7, 1997, three of the plaintiffs filed motions for a preliminary injunction. The motions sought an order requiring, among other things, that the Company set its price for diesel fuel sold to the movants at not more than two cents above the quoted industry average price per gallon. In addition, on April 22, 1997, two of the movants filed a motion seeking a temporary restraining order for substantially the same relief. On May 21, 1997, the court denied the plaintiffs' motions. Plaintiffs appealed the trial court's denial of their motions to the United States Courts of Appeals for both the Fourth and the Sixth Circuits. On September 11, 1997, the Fourth Circuit dismissed plaintiffs' appeal for lack of jurisdiction. Plaintiffs' appeal to the Sixth Circuit is pending. By order dated August 1, 1997, all proceedings in the district court have been stayed pending the completion of all appeals. The Company believes that the claims made in the complaint and the amended complaint are baseless and intends to defend this litigation vigorously. It is management's belief that the outcome is not likely to have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

7.  PRIOR PERIOD ADJUSTMENTS

    The balance of retained earnings at December 31, 1996 has been restated from amounts previously reported to reflect the correction of errors that had been made in the calculations of accrued dividends related to the mandatorily redeemable senior convertible participating preferred stock during the period from June 1994 through June 1997. These dividend accruals do not enter into the determination of net income or loss. The total adjustment amount at December 31, 1996, is $2,810,000, of which $1,719,000 is applicable to 1996 and has been reflected as an increase in preferred on the statement of income and retained earnings for that year, with the balance of the adjustment amount of $1,091,000 applicable to earlier periods reflected as a reduction in retained earnings at January 1, 1996. The preferred dividend amounts for the six month period ended June 30, 1997, have also been restated through an increase in the preferred dividends amount previously reported as $2,440,000 to $3,637,000.

8.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

    The following schedules set forth the consolidating balance sheets as of September 30, 1997 and December 31, 1996, the consolidating statements of income and retained earnings for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996, and consolidating statements of cash flows for the nine months ended September 30, 1997 and 1996. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions, (b) eliminate the Company's investments in its subsidiaries and (c) present TAHC as a subsidiary held for disposition until September 30, 1996. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


BALANCE SHEET SCHEDULES:
                                                                         SEPTEMBER 30, 1997
                                                   ----------------------------------------------------------------
                                                    PARENT      GUARANTOR   NONGUARANTOR
                                                    COMPANY    SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS CONSOLIDATED
                                                   --------   ------------- ------------  ------------ ------------
                                                                    (IN THOUSANDS OF DOLLARS)
     ASSETS
Current assets:
  Cash                                              $ 45,526      $ 31,290    $    --     $     --     $ 76,816
  Accounts receivable, net                             2,491        79,724        208      (17,743)      64,680
  Inventories                                             --        32,491         --           --       32,491
  Deferred income taxes                                   --         3,877         --           --        3,877
  Other current assets                                   476        51,087        988      (43,777)       8,774
                                                    --------      --------    -------     --------     --------
    Total current assets                              48,493       198,469      1,196      (61,520)     186,638

Notes receivable, net                                     --           594         --           --          594
Property and equipment, net                               --       268,376         --       (3,853)     264,523
Intangible assets                                         --        21,342         --           --       21,342
Deferred financing costs                              12,162            --         --           --       12,162
Other assets                                              --         2,653         --           --        2,653
Advances to subsidiaries                             225,904            --         --     (225,904)          --
Investments in subsidiaries                          124,860            --         --     (124,860)          --
                                                    --------      --------    -------     --------     --------
   Total assets                                     $411,419      $491,434    $ 1,196    ($416,137)    $487,912
                                                    --------      --------    -------     --------     --------
                                                    --------      --------    -------     --------     --------

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of
    long-term debt                                  $    500      $     --    $    --     $     --     $    500
  Accounts payable                                        --        21,118         --           --       21,118
  Other accrued liabilities                            7,755       104,926        162      (61,519)      51,324
                                                    --------      --------    -------     --------     --------
    Total current liabilities                          8,255       126,044        162      (61,519)      72,942

Long-term debt (net of
   unamortized discount)                             289,750            --         --           --      289,750
Deferred income taxes                                     --         9,452         --           --        9,452
Advance from parent                                       --       225,904         --     (225,904)          --
Other liabilities                                         --         3,609         --           --        3,609
                                                    --------      --------    -------     --------     --------
   Total liabilities                                 298,005       365,009        162     (287,423)     375,753

Mandatorily redeemable senior
   convertible participating
   preferred stock                                    59,463            --         --           --       59,463

Other preferred stock, common stock
  and other shareholders' equity                      48,292        85,032         --      (86,287)      47,037
Retained earnings                                      5,659        41,393      1,034      (42,427)       5,659
                                                    --------      --------    -------     --------     --------
                                                      53,951       126,425      1,034     (128,714)      52,696
                                                    --------      --------    -------     --------     --------
  Total liabilities and
    shareholders' equity                            $411,419      $491,434    $ 1,196    ($416,137)    $487,912
                                                    --------      --------    -------     --------     --------
                                                    --------      --------    -------     --------     --------

                                                         -14-

                                    TRAVELCENTERS OF AMERICA, INC.
                          SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   DECEMBER 31, 1997
                                         --------------------------------------------------------------------
                                          PARENT       GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                         ---------    ------------  ------------  -------------  ------------
                                                               (IN THOUSANDS OF DOLLARS)
   ASSETS
Current assets:
  Cash                                   $     --        $ 23,779     $     --      $     --       $ 23,779
  Accounts receivable, net                     --          54,294        1,051          (974)        54,371
  Inventories                                  --          29,082           --            --         29,082
  Deferred income taxes                        --           3,877           --            --          3,877
  Other current assets                        499          10,236            2          (207)        10,530
                                         --------        --------     --------      --------       --------
    Total current assets                      499         121,268        1,053        (1,181)       121,639
  Notes receivable, net                        --           1,835           --            --          1,835
  Property and equipment, net                  --         273,216           --        (3,853)       269,366
  Intangible assets                            --          19,657           --            --         19,657
  Deferred financing costs                     --           8,379           --            --          8,379
  Other assets                              2,500           7,348           --        (4,835)         5,013
  Investments in subsidiaries             121,818              --           --      (121,818)            --
                                         --------        --------     --------      --------       --------
    Total assets                         $122,817        $431,706     $  1,053     ($129,687)      $425,889
                                         --------        --------     --------      --------       --------
                                         --------        --------     --------      --------       --------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving loans                        $     --        $ 14,000     $     --      $     --       $ 14,000
  Current maturities of
    long-term debt                             --          17,250           --            --         17,250
  Accounts payable                          1,555          37,945           --        (2,299)        37,201
  Other accrued liabilities                   450          29,553          105          (686)        29,422
                                         --------        --------     --------      --------       --------
    Total current liabilities               2,005          98,748          105        (2,985)        97,873

Long-term debt (net of
  unamortized discount)                        --         193,185           --            --        193,185
Deferred income taxes                          92           9,891           --          (531)         9,452
Other liabilities                               1           8,413           --        (2,500)         5,914
                                         --------        --------     --------      --------       --------
   Total liabilities                        2,098         310,237          105        (6,016)       306,424

Mandatorily redeemable senior
  convertible participating
  preferred stock                          53,885              --           --            --         53,885

Other preferred stock, common
  common stock and other
  shareholders' equity                     51,997          85,033           --       (86,287)        50,743
Retained earnings                          14,837          36,436          948       (37,384)        14,837
                                         --------        --------     --------      --------       --------
                                           66,834         121,469          948      (123,671)        65,580
                                         --------        --------     --------      --------       --------
   Total liabilities and
     shareholders' equity                $122,817        $431,706     $  1,053     ($129,687)      $425,889
                                         --------        --------     --------      --------       --------
                                         --------        --------     --------      --------       --------

                                                              -15-

                                       TRAVELCENTERS OF AMERICA, INC.
                              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                                      -----------------------------------------------------------------
                                       PARENT      GUARANTOR   NONGUARANTOR
                                       COMPANY    SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                      --------   ------------- -----------  -------------  ------------
                                                          (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                               $     --       $ 171,710    $     --      $  (5,138)     $ 166,572
  Nonfuel                                  --          76,735         398             --         77,133
  Rent                                     --          10,688          --         (4,081)         6,607
                                     ---------      ---------    --------      ---------      ---------
    Total revenues                         --         259,133         398             --        250,312
Cost of revenues
  (excluding depreciation)                 --         185,675          --         (5,138)       180,537
                                     ---------      ---------    --------      ---------      ---------
     Gross profit
       (excluding depreciation)            --          73,458         398         (4,081)        69,775
Operating expenses                         --          47,217          --         (4,081)        43,136
Selling, general and administrative
  expenses                                385           8,979          26             --          9,390
Refinancing, transition and
  development costs                        --           3,630         237             --          3,867
Depreciation and amortization             (69)          5,846          --             --          5,777
(Gain) loss on sales of property
  and equipment                            --          (7,409)         --             --         (7,409)
Other operating (income)
  expense, net                             --           1,100          --             --          1,100
                                     ---------      ---------    --------      ---------      ---------
    Income from operations               (316)         14,095         135             --         13,914
Interest income (expense), net         (6,362)            375          --             --         (5,987)
Equity income (loss)                   12,157              --          --        (12,157)            --
                                     ---------      ---------    --------      ---------      ---------
    (Loss) income before income
      taxes                             5,479          14,470         135        (12,157)         7,927
(Benefit) provision for income taxes      621           5,627          59         (3,238)         3,069
                                     ---------      ---------    --------      ---------      ---------
Net  (loss) income                      4,858           8,843          76         (8,919)         4,858
   Less:  preferred dividends          (1,941)             --          --             --         (1,941)
Retained earnings -
   beginning of period                  2,742          32,550         958        (33,508)         2,742
                                     ---------      ---------    --------      ---------      ---------
Retained earnings -
   end of the period                 $  5,659       $  41,393    $  1,034      ($ 42,427)     $   5,659
                                     ---------      ---------    --------      ---------      ---------
                                     ---------      ---------    --------      ---------      ---------

                                                           -16-


                                       TRAVELCENTERS OF AMERICA, INC.
                           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                  THREE MONTHS ENDED SEPTEMBER 30, 1996
                                     -----------------------------------------------------------------
                                     PARENT     GUARANTOR    NONGUARANTOR
                                     COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                     -------   ------------   ----------   ------------   ------------
                                                       (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                               $    --       $190,931         $ --       ($73,367)      $117,564
  Nonfuel                                 --         64,709          380        (49,311)        15,778
  Rent                                    --         10,430           --             --         10,430
                                     -------       --------         ----       --------       --------
    Total revenues                        --        266,070          380       (122,678)       143,772

Cost of revenues
  (excluding depreciation)                --        204,430           --        (84,181)       120,249
                                     -------       --------         ----       --------       --------
    Gross profit
      (excluding depreciation)            --         61,640          380        (38,497)        23,523

Operating expenses                        --         33,865           --        (26,478)         7,387
Selling, general and administrative
  expenses                               664          9,443          157         (3,895)         6,369
Refinancing, transition and
  development costs                       --          1,384           --             --          1,384
Depreciation and amortization             --          6,763           --         (3,225)         3,538
(Gain) loss on sales of property
  and equipment                           --            (84)          --             --            (84)
Income from subsidiary held for
  disposition                             --             --           --         (3,070)        (3,070)
                                     -------       --------         ----       --------       --------

    Income (loss) from operations       (664)        10,269          223         (1,829)         7,999
Interest (expense), net                   --         (5,369)          --          1,829        ( 3,540)
Equity income (loss)                   7,782             --           --         (7,782)            --
                                     -------       --------         ----       --------       --------
    (Loss) income before
      income taxes                     7,118          4,900          223         (7,782)         4,459
(Benefit) provision for income taxes   4,416          2,482           93         (5,234)         1,757
                                     -------       --------         ----       --------       --------
Net (loss) income                      2,702          2,418          130         (2,548)         2,702
   Less:  preferred dividends         (1,704)            --           --             --         (1,704)
Retained earnings-
   beginning of the period            16,740         34,618          811        (35,429)        16,740
                                     -------       --------         ----       --------       --------
Retained earnings-
   end of the period                 $17,738       $ 37,036         $941       ($37,977)      $ 17,738
                                     -------       --------         ----       --------       --------
                                     -------       --------         ----       --------       --------


                                       TRAVELCENTERS OF AMERICA, INC.
                           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                     -----------------------------------------------------------------
                                     PARENT     GUARANTOR    NONGUARANTOR
                                     COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                     -------   ------------   ----------   ------------   ------------
                                                        (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                              $     --       $546,126       $   --       $ (5,138)      $540,988
  Nonfuel                                 --        213,667        1,092             --        214,759
  Rent                                    --         28,636           --         (4,081)        24,555
                                     -------       --------         ----       --------       --------
    Total revenues                        --        788,429        1,092             --        780,302

Cost of revenues
  (excluding depreciation)                --        590,364           --         (5,138)       585,226
                                     -------       --------         ----       --------       --------
   Gross profit
    (excluding depreciation)              --        198,065        1,092         (4,081)       195,076

Operating expenses                        --        122,762           --         (4,081)       118,681
Selling, general and administrative
 expenses                                639         28,705          726             --         30,070
Refinancing, transition and
 development costs                        --         10,721          237             --         10,958
Depreciation and amortization            741         19,332           --             --         20,073
(Gain) loss on sales of property
 and equipment                            --         (5,945)          --             --         (5,945)
Other operating (income)
 expense, net                             --          1,100           --             --          1,100
                                     -------       --------         ----       --------       --------
     Income from operations           (1,380)        21,390          129             --         20,139
Interest (expense), net              (12,721)        (4,233)          --             --        (16,954)
Equity income (loss)                   8,199             75           --          8,274             --
                                     -------       --------         ----       --------       --------
     (Loss) income before income
        taxes and extraordinary items (5,902)        17,232          129             --          3,185
(Benefit) provision for income taxes  (2,302)         6,721           50         (3,238)         1,231
                                     -------       --------         ----       --------       --------
     (Loss) income before
     extraordinary items              (3,600)        10,511           79         (5,036)         1,954
Extraordinary items
     (Less applicable income
     tax benefit of $3,608)               --         (5,554)          --             --         (5,554)
                                     -------       --------         ----       --------       --------
Net (loss) income                     (3,600)         4,957           79         (5,036)        (3,600)
     Less:  preferred dividends       (5,579)            --           --             --         (5,579)
Retained earnings-
     beginning of the period          14,838         36,436          955        (37,391)        14,838
                                     -------       --------         ----       --------       --------
Retained earnings-
     end of the period              $  5,659       $ 41,393       $1,034       ($42,427)      $  5,659
                                     -------       --------         ----       --------       --------
                                     -------       --------         ----       --------       --------


                                       TRAVELCENTERS OF AMERICA, INC.
                           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                     ------------------------------------------------------------------
                                     PARENT      GUARANTOR    NONGUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                     -------    ------------  ------------  ------------   ------------
                                                          (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                               $    --       $548,360       $   --      ($202,054)      $346,306
  Nonfuel                                 --        179,758        1,041       (138,171)        42,628
  Rent                                    --         31,750           --             --         31,750
                                     -------       --------         ----       --------       --------
    Total revenues                        --        759,868        1,041       (340,225)       420,684

Cost of revenues
     (excluding depreciation)             --        587,970           --       (233,439)       354,531
                                     -------       --------         ----       --------       --------
       Gross profit
        (excluding depreciation)          --        171,898        1,041       (106,786)        66,153

Operating expenses                        --         94,795           --        (74,772)        20,023
Selling, general and administrative
     expenses                            807         29,176          653        (12,036)        18,600
Refinancing, transition and
     development costs                    --          1,500           --             --          1,500
Depreciation and amortization             --         19,405           --         (9,132)        10,273
(Gain) loss on sales of property
     and equipment                        --           (125)          --             --           (125)
Income from subsidiary held for
     disposition                          --             --           --         (5,255)        (5,255)
                                     -------       --------         ----       --------       --------
     Income from operations             (807)        27,147          388         (5,591)        21,137
Interest (expense), net                   --        (15,638)          --          5,591        (10,047)
Equity income (loss)                  11,897             --           --        (11,897)            --
                                     -------       --------         ----       --------       --------
     (Loss) income before
       income taxes                   11,090         11,509          388        (11,897)        11,090
(Benefit) provision for income taxes   4,360          5,083          151         (5,234)         4,360
                                     -------       --------         ----       --------       --------
Net (loss) income                      6,730          6,426          237         (6,663)         6,730
     Less:  preferred dividends       (4,895)            --           --             --         (4,895)
Retained earnings-
     beginning of the period          15,903         30,610          704        (31,314)        15,903
                                     -------       --------         ----       --------       --------
Retained earnings-
     end of the period               $17,738       $ 37,036       $  941      ($ 37,997)      $ 17,738
                                     -------       --------         ----       --------       --------
                                     -------       --------         ----       --------       --------


                                       TRAVELCENTERS OF AMERICA, INC.
                              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS SCHEDULES:


                                                     NINE MONTHS ENDED SEPTEMBER 30, 1997
                                       -----------------------------------------------------------------
                                        PARENT     GUARANTOR   NONGUARANTOR
                                        COMPANY   SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                       --------   ------------- -----------  -------------  ------------
                                                         (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:                $   (590)     $  18,858    $     --      $     --       $ 15,538
                                       ---------     ----------   ----------    ----------     ---------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Acquisitions of network assets             --        (11,069)         --            --        (11,069)
  Proceeds from sales of property
    and equipment                            --         20,099          --            --         20,099
  Capital expenditures                       --        (19,372)         --            --        (19,372)
                                       ---------     ----------   ----------    ----------     ---------
    Net cash used in investing
      activities                             --        (10,342)         --            --        (10,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings                  --          3,750          --            --          3,750
  Revolving loan repayments                  --        (17,750)         --            --        (17,750)
  Long-term debt borrowings             205,000             --          --            --        205,000
  Long-term debt repayments                (250)      (126,300)         --            --       (126,550)
  Advance from parent                  (138,900)       138,900          --            --             --
  Debt issuance costs                   (12,903)            --          --            --        (12,903)
  Repurchase of common stock             (3,706)            --          --            --         (3,706)
                                       ---------     ----------   ----------    ----------     ---------
    Net cash (used in) provided
      by financing activities            49,366         (1,400)         --            --         47,841
                                       --------     -----------   ----------    ----------     ---------
    Net increase in cash                 45,526          7,511          --            --         53,037

Cash at beginning of the period             --          23,779          --            --         23,779
                                       --------     -----------   ----------    ----------     ---------
Cash at the end of the period          $ 45,526      $  31,290     $    --       $    --       $ 76,816
                                       --------      ----------   ----------    ----------     ---------
                                       --------      ----------   ----------    ----------     ---------

                                                         -20-

                                    TRAVELCENTERS OF AMERICA, INC.
                         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         NINE MONTHS ENDED SEPTEMBER 30, 1997
                                         -------------------------------------------------------------------
                                          PARENT       GUARANTOR   NONGUARANTOR
                                          COMPANY     SUBSIDIARIES  SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                         ---------   ------------- ------------   ------------  ------------
                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
  OPERATING ACTIVITIES:                   $  126        $  32,267    $    --       ($ 11,855)    $   20,538
                                         ---------      ----------   ---------    ------------   ----------
CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Acquisitions of network assets              --           (3,107)        --              --         (3,107)
  Proceeds from sales of property
    and equipment                             --              322         --            (322)            --
  Capital expenditures                        --          (16,783)        --           6,544        (10,239)
                                         ---------      ----------   ---------    ------------   ----------
     Net cash used in investing
        activities                            --          (19,568)        --           6,222        (13,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings                   --           10,000         --              --         10,000
  Long-term debt repayments                   --          (12,500)        --           3,750         (8,750)
  Repurchase of common stock                (126)              --         --              --           (126)
                                         ---------      ----------   ---------    ------------   ----------
     Net cash (used in) provided
        by financing activities             (126)          (2,500)        --           3,750          1,124
                                         ---------      ----------   ---------    ------------   ----------
     Net increase in cash                     --           10,199         --          (1,883)         8,316

Cash at the beginning of the period           --           15,617         --         (12,426)         3,191
                                         ---------      ----------   ---------    ------------   ----------
Cash at the end of the period$                --        $  25,816    $    --       ($ 14,309)    $   11,507
                                         ---------      ----------   ---------    ------------   ----------
                                         ---------      ----------   ---------    ------------   ----------

                                                         -21-

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the audited financial statements and with Management's Discussion and Analysis included in the Company's Registration Statement on Form S-4 filed under the Securities Act of 1933 (File No. 333-26497) on July 23, 1997.

OVERVIEW

The Company is a holding company which, through its wholly-owned subsidiaries, TA and National, owns, operates and franchises more travel centers in the United States than any of its competitors with 146 network sites nationwide, including 125 Company-owned locations. TA currently operates a network of 49 travel centers in 27 states under the "TravelCenters of America" or "TA" brand names and National currently operates a network of 97 travel centers in 36 states under the licensed "Unocal 76" and related brand names.

The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In connection with the TA Acquisition, the Investor Group and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA. If the Repurchase had been consummated, the Company and the National Network would have been owned by the operator and franchisee-owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the nine months ended September 30, 1996, TA and National were separately managed and financed and in the Company's consolidated financial statements TA was presented as net assets of subsidiary held for disposition and TA's results of operations were included in the Company's consolidated financial statements as a single amount. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the TA and National networks. After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition and TA's results of operations were consolidated with the Company's.

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

COMBINATION PLAN

During the three and nine month periods ended September 30, 1997, the Company has incurred approximately $3.9 million and $11.0 million, respectively, of expenses related to the Combination plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $14.0 million, of which approximately $2.0 million is expected to be incurred in 1998. These expenses relate, among other things, to employee separations, costs to convert National Network travel centers to TA Network travel centers, costs to dispose of travel centers or terminate lease or franchise agreements, and the costs of integrating the management and operations of the two networks into a single network, including relocation, travel, training, and legal expenses.

EMPLOYEE TERMINATIONS

As a result of the Combination Plan, which was approved by the Board of Directors in January 1997, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of $0.8 million were recognized. In May 1997, management finalized its plans regarding employee terminations and, accordingly, the related costs were recognized. This expense totaled approximately $1.8 million. Pursuant to the Company's plans, 111 employees are to be terminated, 83 of which had been severed through September 30, 1997. Through September 30, 1997, approximately $1.3 million of termination benefits had been paid to such terminated employees. The remaining accrual for termination benefits of approximately $1.3 million at September 30, 1997 will be substantially paid by year-end with the final payments scheduled by March of 1998.

NETWORK RATIONALIZATION

During the third quarter of 1997, the Company continued to refine and execute its plans for improving the profitability of its combined network (the "Network") through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. In the nine months ended September 30, 1997, eight Company-owned National travel centers were sold to the operators of those sites for gross proceeds of $19.7
million, resulting in a gain on sale of $5.6 million.   An additional 15 such
sales are expected to close by the second quarter of 1998, providing expected sales proceeds of an additional approximately $37.8 million. The Company expects that it will recognize a gain from these sales. During the nine months ended September 30, 1997, relationships with the owner/operators of 16 franchised National travel centers ("Franchisee-Owner Sites") were terminated and agreements have been reached with, or appropriate notices provided to, owner/operators of an additional 11 such sites, such that the Company expects that all such Franchisee-Owner Sites will be terminated by the end of 1997. Beginning in July 1997, those National Network franchisees whose sites have been selected for inclusion in the Company's continuing network began to convert their franchises to TA from National, a process that includes rebranding of the travel centers, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and, where applicable, lease agreements, such that there will be an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchisee nonfuel revenues will result in a net increase in the Company's revenue. At September 30, 1997, 24 National franchisees had signed TA franchise agreements.

SITE CONVERSIONS

During the three months ended September 30, 1997, the Company converted six National Network travel centers from Company-owned and leased locations ("Leased Sites") to Company-owned and operated locations by acquiring the travel center operations from the related operators, bringing the total of such conversions during 1997 to 23. One additional such conversion was completed in each of October and November 1997. These two fourth quarter conversions are expected to be the final such conversions, although the continuing negotiations with the operators of Leased Sites to whom the Company intends to sell the respective sites could lead to additional conversions, as could the continuing negotiations with those National franchisees to whom the TA franchise agreement has been offered. Through September 30, 1997, a total of 26 travel centers have been converted to Company-operated sites since September 30, 1996. Such conversions typically result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues.

Management expects that, over time, the increased revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as TA management, marketing, operations, safety and training programs are fully implemented at the former National company-operated sites converted to TA operation. In June 1997, 14 of the National Company-operated travel centers were converted to TA Company-operated sites, and in July 1997, the then remaining 21 National Company-operated locations were so converted. National Leased Sites subsequently converted to company-operated sites were converted to TA company operations at the time of the acquisitions of the site operations from the respective operators. During the first few months of operation after both the conversion from a leased site and the conversion to a TA branded site (with respect to all former National travel centers), the operating results of each converted travel center are adversely affected by the costs (such as for maintenance and supplies) of bringing the travel centers into compliance with TA's standards. In addition, the Company has chosen to increase the number of employees at the converted sites in order to improve customer service and, as a consequence, employees were hired in anticipation of expected revenue increases. For these reasons, the Company anticipates that the operating results of these converted travel centers will improve in the fourth quarter of 1997 and into 1998.

The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.


                                         TA                NATIONAL
                                    AS OF SEPT. 30,     AS OF SEPT. 30,
                                    ---------------     ---------------
                                    1997      1996      1997      1996
                                    ----      ----      ----      ----
Company-owned and operated sites     40        40        42        16
Company-owned and leased sites       --        --        43        79
                                    ----      ----      ----      ----
Company-owned sites                  40        40        85        95
Franchisee-owner sites                9         8        12        28
                                    ----      ----      ----      ----
Total                                49        48        97       123
                                    ----      ----      ----      ----
                                    ----      ----      ----      ----

At the conclusion of the Combination Plan, assuming the Combination Plan is completed as expected by management, the Network will consist of 122 travel centers, 75 of which will be Company-owned and operated, 37 of which will be Leased Sites and 10 of which will be Franchisee-Owner Sites, although the achievement of the Combination Plan as currently envisioned is not ensured.

The following Management's Discussion and Analysis of Financial Condition and Results of Operations presents detail on the Company's combined results, which differ from the Company's consolidated results reflected in the unaudited financial statements for the three and nine month periods ended September 30, 1996, as a result of the presentation of TA as assets of subsidiary held for disposition during those periods. The following table presents the Company's consolidated results of operations for the 1996 periods as though TA had not been held for disposition and had instead been fully consolidated.

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                         1997           1996           1997           1996
                                                        ------         ------         -----          -----
                                                                      (IN MILLIONS OF DOLLARS)
REVENUES:
  Fuel                                                  $166.6         $167.2         $541.0         $524.6
  Nonfuel                                                 77.1           65.0          214.8          180.7
  Rent                                                     6.6           10.5           24.6           31.8
                                                      --------        -------        -------        -------
   TOTAL REVENUES                                        250.3          242.7          780.4          737.1

Cost of revenues (excluding depreciation)                180.5          176.2          585.2          559.7
                                                      --------        -------        -------        -------
   GROSS PROFIT (EXCLUDING DEPRECIATION)                  69.7           66.5          195.2          177.4

Operating expenses                                        43.1           33.8          118.7           94.7
Selling, general and administrative expenses               9.4           12.8           30.1           33.2
Refinancing, transition and development costs              3.9            1.3           11.0            1.4
Depreciation and amortization                              5.8            6.8           20.1           19.4
(Gain) loss on sales of property and equipment            (7.4)          (0.1)          (5.9)          (0.1)
Other operating (income) expense, net                      1.1             --            1.1             --
                                                      --------        -------        -------        -------
   INCOME FROM OPERATIONS                                 13.8           11.9           20.1           28.8

Interest (expense), net                                   (6.0)          (5.4)         (17.0)         (15.6)
                                                      --------        -------        -------        -------

   INCOME (LOSS) BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEMS                               7.8            6.5            3.1           13.2

Provision (benefit) for income taxes                       3.1            1.4            1.2            4.0
                                                      --------        -------        -------        -------
   Income (loss) before extraordinary items                4.7            5.1            1.9            9.2

Extraordinary items (net of taxes)                          --             --           (5.6)            --
                                                      --------        -------        -------        -------
   Net (loss) income                                   $   4.7        $   5.1        $  (3.7)       $   9.2
                                                      --------        -------        -------        -------
                                                      --------        -------        -------        -------

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES

The Company's consolidated revenues for the three and nine month periods ended September 30, 1997 were $250.3 million and $780.4 million, respectively, which represent increases over the prior year periods of $7.6 million, or 3.1%, for the three month period and $43.3 million, or 5.9%, for the nine month period.

Fuel revenue for the nine months ended September 30, 1997 reflects an increase over the 1996 period of $16.4 million, or 3.1%. For the third quarter, the 1997 amount reflects a decrease from the same period in 1996 of $0.6 million, or 0.4%. The increase for the year to date period results from both an increase in diesel gallons sold of 15.5 million gallons and an approximately 2.0% increase in average retail diesel prices. The decrease for the 1997 third quarter as compared to the 1996 third quarter is due to a decrease in diesel gallons sold of 3.8 million gallons, primarily due to the reduction in the total number of locations during 1997, coupled with a decrease of approximately 2.5% in average retail diesel prices.

Nonfuel revenue in both 1997 periods has increased over the same periods in the prior year, primarily due to the increased number of Company-operated sites offering nonfuel products and services: from September 30, 1996 through September 30, 1997 there have been 26 additional converted National sites.
In addition, a new TA site was opened in September 1996 and two stand-alone TA shops were opened in mid-1996.

Rent revenue for both 1997 periods has decreased from the same periods in 1996 as a result of (a) conversions of leased sites to Company-operated sites, (b) sales of Leased Sites and (c) the rent reductions that are effective when franchisees sign new franchise and lease agreements with the Company. Rent revenue is expected to continue to decline in the fourth quarter as additional sites are converted to Company-operated sites or sold and as additional franchisee-lessees sign new franchise and lease agreements with the Company. The new franchise and lease agreements provide for reduced fixed rents but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. The decline in rent revenue is expected to cease in 1998 as the network rationalization is expected to be substantially complete as regards franchisee-lessees by the end of 1997.

GROSS PROFIT

The Company's gross profit for the third quarter of 1997 was $69.7 million, compared to $66.5 million for 1996, an increase of $3.2 million, or 4.8%.
For the nine months of 1997, the Company's gross profit was $195.2 million, an increase of $17.8 million, or 10.0%, from 1996. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent revenue, resulting from the conversions of travel centers from Leased Sites to Company-operated sites.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating expenses include the direct expenses of Company-operated travel centers and selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs.

The Company's operating expenses increased by $9.3 million, or 27.5%, and $24.0 million, or 25.3%, respectively, to $43.1 million and $118.7 million for the three and nine month periods ended September 30, 1997, as compared to the corresponding prior year periods. These increases reflect the increased number of Company-operated locations during 1997 as a result of the 1996 addition of three new-build TA sites (including the two stand-alone shops) and the conversion through September 30, 1997 of 26 Leased Sites to Company-operated sites since September 30, 1996.

The Company's SG&A for the third quarter decreased from $12.8 million in 1996 to $9.4 million in 1997, primarily as a result of personnel reductions at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA.
For the nine month period, SG&A decreased by $3.2 million to $30.1 million primarily due to the factors previously described.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

Refinancing, transition and development costs for the third quarter of 1997 increased from $1.3 million for 1996 to $3.9 million, while for the nine months of 1997 such costs increased to $11.0 million from $1.4 million in 1996. The 1997 costs were incurred in effecting the combination of National and TA, including recognition of employee termination benefits of $2.6 million, while the 1996 amount is primarily comprised of $1.3 million of expenses incurred in a failed refinancing attempt by National.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the nine months of 1997 increased by $0.7 million from the corresponding 1996 period as a result of the capital expenditures made during 1996 and 1997, as well as from increased amortization of deferred financing costs stemming from the refinancing.

INCOME FROM OPERATIONS

Income from operations for the Company for the third quarter of 1997 was $13.8 million as compared to $11.9 million in 1996, an increase of $1.9 million or 16.0%. For the nine months ended September 30, 1997, income from operations reflects a decrease from 1996 of $8.7 million to $20.1 million. The decrease for the year to date period is attributable to the transition expenses incurred in 1997, as well as the effect of decreased rent revenue and increased operating costs resulting from the conversions of Leased Sites to Company-operated sites, partially offset by increased nonfuel sales margins as a result of the site conversions, all of which is due to the execution of the Combination Plan throughout 1997. The increase seen for the third quarter is a result of the factors just described, although the transition expense spending is slowing, further offset by the gains realized on the sales of Leased Sites to operators during the 1997 third quarter. EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) refinancing, transition and development costs and (c) gains or losses from sales of property and equipment) for the Company for the three and nine month periods ended September 30, 1997 was $17.2 million and $46.3 million, respectively, as compared to $19.9 million and $49.5 million for the respective 1996 periods. The decreased EBITDA in 1997 is largely derived from reduced rent as a result of the Combination Plan.

INTEREST (INCOME) EXPENSE - NET

Interest expense for the third quarter and nine months of 1997 was $0.6 million and $1.4 million higher, respectively, than for the same 1996 periods as a result of the increased debt balance after consummation of the refinancing (discussed in Liquidity and Capital Resources below) on March 27, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

Net cash provided by operating activities totaled $15.5 million in the nine months of 1997 and $32.4 million in 1996. The decrease in net cash flows provided by operating activities in 1997 compared to 1996 was primarily due to decreased operating income in 1997, as discussed previously, and growth in working capital requirements as a result of the increased number of Company-operated sites.

Net cash used in investing activities for the nine months ended September 30, 1997 was $10.3 million versus $19.6 million in 1996. The amount for 1997 reflects a $10.5 million increase in expenditures related to capital additions and conversions of Leased Sites to Company-operated sites, offset by a $19.8 million increase in proceeds from sales of property and equipment resulting from the sales of eight Leased Sites to the respective operators.

Net cash flows provided by financing activities were $47.8 million in the first nine months of 1997 while for the first nine months of 1996, the net cash flows used in financing activities was $2.5 million . The change in the amount of financing activity cash flows in 1997 from 1996 was due to the Company's refinancing and recapitalization completed in March 1997.

On March 27, 1997, the Company was refinanced and currently has outstanding $290.3 million of indebtedness, consisting of $125.0 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Notes and a $79.8 million term loan facility. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at September 30, 1997. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due 2007 and the term facility has annual amortization requirements of $500,000 until 2004.

The Company expects to invest up to approximately $220 million in the Network between 1997 and the end of 2001 (with approximately $140 million of this amount to be spent by the end of 1998) in connection with a capital program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the $220 million intended to be spent represents normal ongoing maintenance and related capital expenditures. The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional nonfuel offerings (such as fast food offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems.

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

The Company owns and operates USTs and ASTs at Company-operated locations and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $10 million to $15 million in 1997 and 1998 to complete the upgrade of USTs and other environmental related costs. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $0.9 million as of September 30, 1997. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

FORWARD-LOOKING STATEMENTS

The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors, the economic condition of the trucking industry (which in turn is dependent on general economic factors), diesel and gasoline fuel pricing, availability of fuel supply and difficulties that may be encountered by the Company or its franchisees in implementing the Company's plan to combine its existing travel center networks into a single network. The forward looking statements should be considered in light of these factors.

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

FORTY-NINER TRUCK PLAZA LITIGATION. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four Operators of National TravelCenters in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, Clipper and Unocal Corporation and its subsidiaries based upon alleged violations by Union Oil Company of California and Unocal Corporation (together the "Unocal Entities") of the California Business and Professions Code and of an alleged contract by failing to provide them with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the trial. The claims of two plaintiffs, who are franchisees of National in Sacramento and Santa Nella, California, were tried and the jury rendered a verdict awarding $4.0 million in compensatory damages jointly and severally against the Company, the Unocal Entities and Clipper, and assessing punitive damages against them in the amount of $1.5 million, $7.0 million and $1.6 million, respectively. On August 1, 1995, the court granted the defendants' motions for a new trial on all issues, although it denied defendants' motions for judgment notwithstanding the verdict. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiffs' claim against the Company and Clipper for civil conspiracy. The Company intends to petition the California Supreme Court to seek review of the appeal court's decision. Pursuant to the asset purchase and related agreements between the Company and the Unocal Entities, the Company believes that the Unocal
Entities are required to indemnify it for attorneys' fees and compensatory damages. The Unocal Entities may, however, contest the Company's claim for indemnification. The indemnification agreement between the Unocal Entities and the Company does not by its terms cover punitive damages. The Company entered into an agreement indemnifying Clipper in connection with the Company's purchase of the properties in the National Network, and Clipper has asserted and the Company has concurred that this agreement obligates the Company to pay any compensatory and punitive damages assessed against Clipper.

CHARLESTON, WEST VIRGINIA LITIGATION. This action was commenced on April 17, 1996 in the Circuit Court of Berkeley County, West Virginia. The amended complaint, brought on behalf of eighteen National Operators, alleges that the Company's fuel pricing policies and practices violate the PMPA and the Uniform Commercial Code and constitute a breach of the contractual duty of good faith and fair dealing and unjust enrichment. The amended complaint also asserts claims of fraud and fraud in the inducement, apparently based on alleged representations made by the Company concerning fuel pricing. The amended complaint asserts claims against the Company, Clipper and certain present and former directors and officers of the Company, and seeks actual and punitive damages in an unspecified sum. The Company has removed the case to federal court, and the court has granted the Company's motion to transfer the case to federal court in Nashville, Tennessee.

The Company has entered into settlement agreements with four of the plaintiffs pursuant to which the claims of those plaintiffs have been or will be dismissed with prejudice. One additional plaintiff has withdrawn its claims in the action without prejudice.

On March 31, April 1 and April 7, 1997, three of the plaintiffs filed motions for a preliminary injunction. The motions sought an order requiring, among other things, that the Company sell to the movants all of the movants' requirements of diesel fuel at a price per gallon of not more than two cents above the Oil Price Information Service average price under the terms of the Company's existing lease and franchise agreements. In addition, on April 22, 1997, two of the movants filed a motion seeking a temporary restraining order for substantially the same relief. On May 21, 1997, the court denied the plaintiffs' motions. Plaintiffs appealed the trial court's denial of their motions to the United States Courts of Appeals for both the Fourth and the Sixth Circuits. On September 11, 1997, the Fourth Circuit dismissed plaintiffs' appeal for lack of jurisdiction. Plaintiffs' appeal to the Sixth Circuit is pending. By order dated August 1, 1997, all proceedings in the district court have been stayed pending the completion of all appeals.

FOOD SYSTEMS LITIGATION. The Company filed this action on May 7, 1996, in the U.S. District Court for the Middle District of Tennessee seeking, among other things, a declaratory judgment that it was entitled to terminate the franchise of the defendant, one of the Company's TravelCenter Operators, for failure to pay rent and on other grounds. On June 11, 1996, the defendant filed counterclaims for violation of the PMPA, for breach of contract and for breach of implied contract, seeking actual and punitive damages in an unspecified amount. On November 12, 1996, the defendant filed for relief under Chapter 7 of the Bankruptcy Code, thereby staying all proceedings in this action. The Company has recovered possession of the Salt Lake City site through bankruptcy court proceedings. The Company has entered into a settlement agreement with the defendant and certain of its principals which is subject to approval by the United States Bankruptcy Court for the District of Utah, Central Division. The settlement agreement provides for mutual releases and the dismissal of all claims with prejudice.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 2, 1997, the Company commenced a consent solicitation (the "Consent Solicitation") addressed to its non-management stockholders seeking stockholder approval of all amounts and benefits to be provided under a proposed stock option plan and certain proposed employment agreements to be entered into with senior management. The Consent Solicitation was approved by stockholders representing more than the number of shares required to take stockholder action without a stockholders' meeting. Of the 6,442,302 shares of Company stock eligible to ratify the Consent Solicitation, stockholders representing 5,356,052 shares, or 83.3% of such eligible shares, ratified the Consent Solicitation.

Item 6.   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     Exhibit 10.1     1997 Stock Incentive Plan

     Exhibit 27       Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     During the three months ended September 30, 1997, the Company filed no reports on Form 8-K.

                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TRAVELCENTERS OF AMERICA, INC.
                                            (Registrant)


Date: November 14, 1997          By:  /S/ JAMES W. GEORGE
                                    ------------------------------------------
                                      Name:   James W. George
                                      Title:  Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer and
                                                 Duly Authorized Officer)