Form 10-Q/A
period 1997-03-31
TRAVELCENTERS OF AMERICA INC
filed 1998-03-13
CIK 1038523

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                       OF

                         TRAVELCENTERS OF AMERICA, INC.


         Pursuant to Rule 12b-15, promulgated under the Securities Exchange Act of 1934, TravelCenters of America, Inc. hereby amends the following Items of its Quarterly Report, so that, as amended, such Items read as set forth herein.

Item 1
Item 6, Exhibit 27

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549



                  --------------------------------------------

                                 FORM 10-Q/A


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997



                  --------------------------------------------


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


                             Yes                 No [x]

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

                           INDEX                                                PAGE NO.
                           -----                                                --------

           PART I.         FINANCIAL INFORMATION

               Item 1.     Consolidated Balance Sheet as of March 31, 1997
                           and December 31, 1996                                       3

                           Consolidated Statement of Income
                           and Retained Earnings for the three months
                           ended March 31, 1997 and 1996                               4

                           Consolidated Statement of Cash Flows
                           for the three months ended March 31, 1997
                           and 1996                                                    5

                           Notes to Consolidated Financial Statements                  6

               Item 2.     Management's Discussion and Analysis of
                           Financial Condition and Results of Operations              24

           PART II.        OTHER INFORMATION

               Item 1.     Legal Proceedings                                          30

               Item 4.     Submission of Matters to a Vote of
                           Securityholders                                            32

               Item 6.     Exhibits and Reports on Form 8-K                           33

  SIGNATURE

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                        MARCH 31,
                                                                                          1997       DECEMBER 31,
                                                                                       (UNAUDITED)      1996
                                                                                       -----------   -----------
                                                                                       (IN THOUSANDS OF DOLLARS)
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                              $    74,910   $    23,779
     Accounts receivable (less allowance for doubtful
          accounts of $3,851 for 1997 and $3,502 for 1996)                                  56,291        54,371
     Inventories                                                                            29,821        29,082
     Deferred income taxes                                                                   3,877         3,877
     Other current assets                                                                   10,895        10,530
                                                                                       -----------   -----------
         Total current assets                                                              175,794       121,639

     Notes receivable, net                                                                   1,920         1,835
     Property and equipment, net                                                           267,618       269,366
     Intangible assets                                                                      19,449        19,657
     Deferred financing costs                                                               11,624         8,379
     Other assets                                                                            3,426         5,013
                                                                                       -----------   -----------
         TOTAL ASSETS                                                                  $   479,831   $   425,889
                                                                                       ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Revolving loans                                                                   $       ---   $    14,000
     Current maturities of long-term debt                                                      500        17,250
     Accounts payable                                                                       35,564        37,201
     Other accrued liabilities                                                              26,416        29,422
                                                                                       -----------   -----------
         Total current liabilities                                                          62,480        97,873

COMMITMENTS AND CONTINGENCIES (NOTE 8)
     Long-term debt (net of unamortized discount)                                          290,000       193,185
     Deferred income taxes                                                                   9,452         9,452
     Other long-term liabilities                                                             5,338         5,914
                                                                                       -----------   -----------
         TOTAL LIABILITIES                                                                 367,270       306,424

     Mandatorily redeemable senior convertible
         participating preferred stock                                                      55,704        53,885

     Other preferred stock, common stock and
         other shareholders' equity                                                         49,499        50,743
     Retained earnings                                                                       7,358        14,837
                                                                                       -----------   -----------
         Total shareholders' equity                                                         56,857        65,580
                                                                                       -----------   -----------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   479,831   $   425,889
                                                                                       ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.
                                      - 4 -

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                                    UNAUDITED

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           1997           1996
                                                                                       -----------    -----------
                                                                                        (IN THOUSANDS OF DOLLARS)

REVENUES:
     Fuel                                                                              $   194,151    $   108,907
     Rent                                                                                    9,720         10,950
     Nonfuel revenues                                                                       61,242         11,552
                                                                                       -----------    -----------
         TOTAL REVENUES                                                                    265,113        131,409

     Cost of revenues (excluding depreciation)                                             205,878        110,896
                                                                                       -----------    -----------
         GROSS PROFIT (EXCLUDING DEPRECIATION)                                              59,235         20,513

     Operating expenses                                                                     34,083          3,683
     Selling, general and administrative expenses                                           11,733          9,055
     Refinancing, transition and development costs                                           1,618             25
     Depreciation and amortization                                                           6,944          3,214
     Other (income) expense, net                                                               (74)           (27)
     Income of subsidiary held for disposition                                                 ---           (143)
                                                                                       -----------    -----------
         INCOME FROM OPERATIONS                                                              4,931          4,706

     Interest (expense), net                                                                (5,105)        (3,208)
                                                                                       -----------    -----------

         (LOSS) INCOME BEFORE INCOME TAXES
              AND EXTRAORDINARY ITEM                                                          (174)         1,498

     (Benefit) provision for income taxes                                                      (68)           582
                                                                                       -----------    -----------

         (Loss) income before extraordinary item                                              (106)           916

     Extraordinary item
         (less applicable income taxes of $3,608)                                           (5,554)           ---
                                                                                       -----------    -----------
         NET (LOSS) INCOME                                                                  (5,660)           916
         Less:  preferred dividends                                                         (1,819)        (1,596)

     Retained earnings - beginning of the period:
         As previously reported                                                             17,647         16,994
         Adjustments (Note 9)                                                               (2,810)        (1,091)
                                                                                       -----------    -----------
         As adjusted                                                                        14,837         15,903
                                                                                       -----------    -----------

     Retained earnings - end of the period                                             $     7,358    $    15,223
                                                                                       ===========    ===========

     Loss before extraordinary item per common share
         and common share equivalent                                                   $     (1.51)   $     (0.50)

     Extraordinary item                                                                      (4.37)           ---
                                                                                       -----------    -----------

     Net loss per common share and common share equivalent (Note 2)                    $     (5.88)   $     (0.50)
                                                                                       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.
                                      - 5 -

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                                    UNAUDITED

     Weighted average number of shares and common
     share equivalents (in thousands)                                                        1,272          1,360
                                                                                       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.
                                      - 6 -

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                    UNAUDITED

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                          1997           1996
                                                                                       -----------    -----------
                                                                                        (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                                 $    (5,660)   $       916
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
         Net income of subsidiary held for disposition                                         ---             86
         Extraordinary item                                                                  5,554            ---
         Depreciation and amortization                                                       6,944          3,214
         Provision for doubtful accounts                                                       376            467
         Gain on sale of property and equipment                                                (40)           ---
         Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets
              Accounts receivable                                                           (3,185)        (6,139)
              Inventories                                                                    1,361           (124)
              Other current assets                                                           1,248            852
              Accounts payable                                                              (1,782)         8,745
              Other current liabilities                                                       (264)         3,286
         Other, net                                                                            312            ---
                                                                                       -----------    -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                           4,864         11,303
                                                                                       -----------    -----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of network assets                                                     (4,254)        (3,063)
         Proceeds from sales of property and equipment                                          77            ---
         Capital expenditures                                                               (1,388)        (3,433)
                                                                                       -----------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                                         (5,565)        (6,496)
                                                                                       -----------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
         Revolving loan borrowings                                                           3,750         10,000
         Revolving loan repayments                                                         (17,750)           ---
         Long-term debt borrowings                                                         290,500            ---
         Long-term debt repayments                                                        (211,800)        (2,000)
         Repurchase of common stock                                                         (1,244)           ---
         Debt issuance costs                                                               (11,624)           ---
                                                                                       -----------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                     51,832          8,000
                                                                                       -----------    -----------

                  Net increase in cash                                                      51,131         12,807

     Cash at the beginning of the period                                                    23,779          3,191
                                                                                       -----------    -----------

     Cash at the end of the period                                                     $    74,910    $    15,998
                                                                                       ===========    ===========




        The accompanying notes are an integral part of these consolidated financial statements.
                                      - 7 -

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

         As of March 6, 1997, the Company's certificate of incorporation and by-laws were amended: (i) to

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

2.       EARNINGS PER SHARE

         Earnings per common share and common share equivalent were computed by subtracting preferred dividends from net income and dividing the resulting amount by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, provided the common stock equivalents are not antidilutive. The Mandatorily Redeemable Senior Participating Preferred Stock Series I and II and Convertible Preferred Stock Series I and II are considered to be equivalents of common stock, as are the outstanding common stock warrants and the number of shares issuable on the exercise of vested stock options when the formula price of the common stock exceeds the exercise price of the options. When common stock equivalents are included in the calculation, the increase in the number of common shares is reduced by the number of common shares which are assumed to have been purchased with the proceeds from the exercise of the options.

3.       INVENTORIES

         Inventories consist of the following:

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          1997          1996
                                                                                       -----------   -----------
                                                                                             (IN THOUSANDS)
Nonfuel merchandise                                                                    $    23,186   $    26,090
Petroleum products                                                                           6,635         2,992
                                                                                       -----------   -----------
    Total inventories                                                                  $    29,821   $    29,082
                                                                                       ===========   ===========


4.       DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

         Deferred financing costs were recorded in conjunction with the National and TA Acquisitions and were amortized on a basis approximating the interest method over the lives of the related debt instruments, ranging from five to ten years. As a result of the recapitalization of the Company on March 27, 1997, the deferred financing costs associated with the prior credit facilitates were written

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997

         off as an extraordinary item (see Note 7). The financing costs incurred in conjunction with the recapitalization of the Company have been deferred and will be amortized on a basis approximating the interest method over the lives of the related new debt instruments. The intangible assets are being amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them.


5.       REVOLVING LOAN

         As a result of the recapitalization, the Company has available a revolving loan facility of $40,000,000 (see Note 6). The interest rate for borrowings under this revolving loan facility is based on either an alternate base rate (ABR) plus 1.50 percent or an adjusted London Interbank Offered Rate (LIBOR) plus 2.50 percent. After March 27, 1998, if certain conditions are satisfied, the spread added to the baseline rates will be reduced by 0.25 percent. There were no borrowings under the new revolving loan facility at March 31, 1997 (although $1,529,000 was utilized for letters of credit). There were $14,000,000 of outstanding borrowings at December 31, 1996 under the prior revolving loan facilities. The interest rate for borrowings under the prior revolving loan facilities were based on the bank's prime lending rate and LIBOR rates.

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                       INTEREST                 MARCH 31,  DECEMBER 31,
                                                         RATE      MATURITY       1997        1996
                                                      ---------   --------     ---------   ---------
                                                                                  (IN THOUSANDS)

         Senior secured term loans (a)                      (b)         1999   $     ---   $  39,800
         Senior secured term loans (c)                      (d)         2000         ---      42,000
         Senior secured term loans (e)                      (f)         2005      80,000         ---
         Senior secured notes (g)                          8.76%        2002         ---      65,000
         Senior secured notes (h)                          8.63%        2002         ---      25,000
         Senior secured notes-Series I (i)                 8.94%        2002      35,500         ---
         Senior secured notes-Series II (j)                 (k)         2005      50,000         ---
         Subordinated notes (l)                           12.50%        2003         ---      25,000
         Subordinated notes (m)                           12.00%        2003         ---      15,000
         Subordinated notes (n)                           10.25%        2007     125,000         ---
                                                                               ---------   ---------
                  Total                                                          290,500     211,800
         Less:  amounts due within one year                                          500      17,250
         Less:  unamortized discount                                                 ---       1,365
                                                                               ---------   ---------
                  Total                                                        $ 290,000   $ 193,185
                                                                               =========   =========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

         (e) On March 21, 1997, in connection with the recapitalization, the Company entered into a $120,000,000 Credit Agreement with a group of banks. This Credit Agreement consists of three components: term loans of a maximum $80,000,000, swingline loans not to exceed $5,000,000, and revolving loans (see Note
                  5) not to exceed $40,000,000 (including any swingline loans outstanding and letters of credit issued). There have been no borrowings under the swingline loan or revolving loan commitments to date. Payments of principal, interest and commitment fees related to the Credit Agreement are scheduled at each quarter end in installments of principal ranging from $125,000 to $11,750,000, with the first payment due on June 30, 1997, and the last quarterly payment due on March 27, 2005. Optional prepayments are allowed under the credit agreement and, in addition, annual prepayments of principal may be required based, among other things, on excess cash flows

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


                  generated by the Company. Commitment fees are calculated as 1/2 of 1 percent on the average daily unused amount of the revolving loan commitment. There were $1,529,000 of outstanding letters of credit under the Credit Agreement at March 31, 1997.

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


         payable.

         Under the terms of the Credit Agreement and the Senior Note Purchase Agreements, the Company is required to maintain certain financial covenants, including minimum interest coverage, minimum debt service coverage, minimum consolidated net worth, minimum current ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company was in compliance with all covenants under such agreements at March 31, 1997.

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

         The Company owns and uses underground storage tanks (USTs) and above-ground storage tanks

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


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

9.       PRIOR PERIOD ADJUSTMENTS

         The balance of retained earnings at December 31, 1996 has been restated from amounts previously reported to reflect the correction of errors that had been made in the calculations of accrued dividends related to the mandatorily redeemable senior convertible participating preferred stock during the period from June 1994 through June 1997. These dividend accruals do not enter into

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------
                        THREE MONTHS ENDED MARCH 31, 1997


         the determination of net income or loss. The total adjustment amount at December 31, 1996, is $2,810,000, of which $1,719,000 is applicable to 1996 and has been reflected as an increase in preferred dividends on the statement of income and retained earnings for that year, with the balance of the adjustment amount of $1,091,000 applicable to earlier periods reflected as a reduction in retained earnings at January 1, 1996. The preferred dividend amount for the three month period ended March 31, 1997, has also been restated through an increase in the preferred dividends amount previously reported as $1,220,000 to $1,819,000.


10.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                                   MARCH 31, 1997
                                          -----------------------------------------------------------------
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS    CONSOLIDATED
                                          -------    ------------  ----------  ------------    ------------

                                                               (IN THOUSANDS OF DOLLARS)
      ASSETS
Current assets:
   Cash                                   $ 56,227     $ 18,683    $     ---   $      ---      $ 74,910
   Accounts receivable, net                    ---       55,238        1,053          ---        56,291
   Inventories                                 ---       29,821          ---          ---        29,821
   Deferred income taxes                       ---        3,877          ---          ---         3,877
   Other current assets                        ---       10,981            2          (88)       10,895
                                          --------     --------     --------     --------      --------
      Total current assets                  56,227      118,600        1,055          (88)      175,794

Notes receivable, net                          ---        1,920          ---          ---         1,920
Property and equipment, net                    ---      271,471          ---       (3,853)      267,618
Intangible assets                              ---       19,449          ---          ---        19,449
Deferred financing costs                    11,624          ---          ---          ---        11,624
Other assets                                   ---        6,787          ---       (3,361)        3,426
Advances to subsidiaries                   225,904          ---          ---     (225,904)          ---
Investments in subsidiaries                114,445          ---          ---     (114,445)          ---
                                          --------     --------     --------     --------      --------
      Total assets                        $408,200     $418,227     $  1,055    ($347,651)     $479,831
                                          ========     ========     ========     ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of
      long-term debt                      $    500  $       ---  $       ---   $      ---      $    500
   Accounts payable                          1,624       35,564          ---       (1,624)       35,564
   Other accrued liabilities                 2,261       26,931           52       (2,828)       26,416
                                          --------     --------     --------     --------      --------
      Total current liabilities              4,385       62,495           52       (4,452)       62,480

   Long-term debt (net of
      unamortized discount)                290,000          ---          ---          ---       290,000
   Deferred income taxes                       ---        9,452          ---          ---         9,452
   Advance from parent                         ---      225,904          ---     (225,904)          ---
   Other liabilities                           ---        5,338          ---          ---         5,338
                                          --------     --------     --------     --------      --------
      Total liabilities                    294,385      303,189           52     (230,356)      367,270

Manditorily redeemable senior
   convertible participating
   preferred stock                          55,704          ---          ---          ---        55,704

Other preferred stock, common stock
   and other shareholders' equity           50,753       84,030          ---      (85,284)       49,499
Retained earnings                            7,358       31,008        1,003      (32,011)        7,358
                                          --------     --------     --------     --------      --------

      Total shareholders' equity            58,111      115,038        1,003     (117,295)       56,857
                                          --------     --------     --------     --------      --------

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

       Total liabilities and             --------------------------------------------------------------
          shareholders' equity          $408,200     $418,227     $  1,055    ($347,651)     $479,831
                                        ========     ========     ========     ========      ========

                                                                  DECEMBER 31, 1996
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS    CONSOLIDATED
                                          -------    ------------  ----------  ------------    ------------


                                                               (IN THOUSANDS OF DOLLARS)
      ASSETS
Current assets:
   Cash                                   $    ---     $ 23,779     $    ---    $     ---      $ 23,779
   Accounts receivable, net                    ---       54,294        1,051         (974)       54,371
   Inventories                                 ---       29,082          ---          ---        29,082
   Deferred income taxes                       ---        3,877          ---          ---         3,877
   Other current assets                        499       10,236            2         (207)       10,530
                                          --------     --------     --------    ---------      --------
      Total current assets                     499      121,268        1,053       (1,181)      121,639
Notes receivable, net                          ---        1,835          ---          ---         1,835
Property and equipment, net                    ---      273,216          ---       (3,853)      269,366
Intangible assets                              ---       19,657          ---          ---        19,657
Deferred financing costs                       ---        8,379          ---          ---         8,379
Other assets                                 2,500        7,348          ---       (4,835)        5,013
Investments in subsidiaries                121,818          ---          ---     (121,818)          ---
                                          --------     --------     --------    ---------      --------
      Total assets                        $122,817     $431,706     $  1,053    $(129,687)     $425,889
                                          ========     ========     ========    =========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving loans                        $    ---     $ 14,000     $    ---   $      ---      $ 14,000
   Current maturities of
        long-term debt                         ---       17,250          ---          ---        17,250
   Accounts payable                          1,555       37,945          ---       (2,299)       37,201
   Other accrued liabilities                   450       29,553          105         (686)       29,422
                                          --------     --------     --------     --------      --------
      Total current liabilities              2,005       98,748          105       (2,985)       97,873

   Long-term debt (net of
        unamortized discount)                  ---      193,185          ---          ---       193,185
   Deferred income taxes                        92        9,891          ---         (531)        9,452
   Other liabilities                             1        8,413          ---       (2,500)        5,914
                                          --------     --------     --------     --------      --------
      Total liabilities                      2,098      310,237          105       (6,016)      306,424

   Mandatorily redeemable senior
        convertible participating
        preferred stock                     53,885          ---          ---          ---        53,885

   Other preferred stock, common
        common stock and other
        shareholders' equity                51,997       85,033          ---      (86,287)       50,743
   Retained earnings                        14,837       36,436          948      (37,384)       14,837
                                          --------     --------     --------     --------      --------

      Total shareholders' equity            66,834      121,469          948     (123,671)       65,580
                                          --------     --------     --------     --------      --------

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------




      Total liabilities and             -------------------------------------------------------------
         shareholders' equity            $122,817     $431,706     $  1,053     $(129,687)    $425,889
                                         ========     ========     ========     ========      ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                                    MARCH 31, 1997
                                          ------------------------------------------------------------------
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS     CONSOLIDATED
                                          -------    ------------  ----------  ------------     ------------


                                                               (IN THOUSANDS OF DOLLARS)
INCOME STATEMENT (YTD):

Revenues:
   Fuel                                   $    ---      $194,151      $    ---     $    ---     $194,151
   Rent                                        ---         9,720           ---          ---        9,720
   Nonfuel revenues                            ---        60,895           347          ---       61,242
                                          --------      --------      --------     --------     --------
      Total revenues                           ---       264,766           347          ---      265,113

Cost of revenues
   (excluding depreciation)                    ---       205,878           ---          ---      205,878
                                          --------      --------      --------     --------     --------

      Gross profit
         (excluding depreciation)              ---        58,888           347          ---       59,235

Operating expenses                             ---        34,083           ---          ---       34,083
Selling, general and administrative
   expenses                                    194        11,267           272          ---       11,733
Refinancing, transition and
   development costs                           ---         1,618           ---          ---        1,618
Depreciation and amortization                  ---         6,944           ---          ---        6,944
Other (income) expense                         ---           (74)          ---          ---          (74)
                                          --------      --------      --------     --------     --------

      Income from operations                  (194)        5,050            75          ---        4,931
Interest (expense), net                       (278)       (4,827)          ---          ---       (5,105)
Equity income (loss)                        (5,372)          ---           ---        5,372          ---
                                          --------      --------      --------     --------     --------

      (Loss) income before income
      taxes and extraordinary item          (5,844)          223            75        5,372         (174)
(Benefit) provision for income taxes          (184)           97            19          ---          (68)
                                          --------      --------      --------     --------     --------

      (Loss) income before
      extraordinary items                   (5,660)          126            56        5,372         (106)
Extraordinary items                            ---         5,554           ---          ---        5,554
                                          --------      --------      --------     --------     --------
      (Less applicable income
      taxes of $3,608)
Net (loss) income                           (5,660)       (5,428)           56        5,372       (5,660)
   Less: preferred dividends                (1,819)          ---           ---          ---       (1,819)

Retained earnings -
   beginning of period                      14,837        36,436           947      (37,383)       14,837
                                           -------        ------           ---      -------        ------

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


Retained earnings -
   end of the period                        $7,358      $ 31,008     $  1,003     $(32,011)    $  7,358
                                          ========      ========     ========     ========     ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                                    MARCH 31, 1996
                                          -------------------------------------------------------------------
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS      CONSOLIDATED
                                          -------    ------------  ----------  ------------      ------------


                                                               (IN THOUSANDS OF DOLLARS)
INCOME STATEMENT (YTD)
Revenues:
   Fuel                                   $    ---      $167,850      $    ---     ($58,943)     $108,907
   Rent                                        ---        10,950           ---          ---        10,950
   Nonfuel revenues                            ---        53,386           398      (42,232)       11,552
                                          --------      --------      --------     --------      --------
      Total revenues                           ---       232,186           398     (101,175)      131,409

Cost of revenues
   (excluding depreciation)                    ---       179,215           ---      (68,319)      110,896
                                          --------      --------      --------     --------      --------
      Gross profit
         (excluding depreciation)              ---        52,971           398      (32,856)       20,513

Operating expenses                             ---        27,598           ---      (23,915)        3,683
Selling, general and administrative
   expenses                                     30        12,612           247       (3,834)        9,055
Refinancing, transition and
   development costs                           ---           155           ---         (130)           25
Depreciation and amortization                  ---         6,161           ---       (2,947)        3,214
Other (income) expense, net                    ---           (27)          ---          ---           (27)
Income from subsidiary held for
   disposition                                 ---           ---           ---         (143)         (143)
                                          --------      --------      --------     --------      --------

      Income from operations                   (30)        6,472           151       (1,887)        4,706
Interest (expense), net                        ---        (5,095)          ---        1,887        (3,208)
Equity income (loss)                           934           ---           ---         (934)          ---
                                          --------      --------      --------     --------      --------

      (Loss) income before
         income taxes                          904         1,377           151         (934)        1,498
(Benefit) provision for income taxes           (12)          541            53          ---           582
                                          --------      --------      --------     --------      --------


Net (loss) income                              916           836            98         (934)          916
   Less:  preferred dividends               (1,596)          ---           ---          ---        (1,596)
Retained earnings -
   beginning of the period                  15,903        30,610           704      (31,314)       15,903
                                          --------      --------      --------     --------      --------

Retained earnings -
   end of the period                       $15,223      $ 31,446      $    802     $(32,248)     $ 15,223
                                          ========      ========      ========     ========      ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                                       MARCH 31, 1997
                                          ------------------------------------------------------------------
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS     CONSOLIDATED
                                          -------    ------------  ----------  ------------     ------------


                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
   OPERATING ACTIVITIES:                  $  1,999      $  2,865      $    ---     $    ---     $  4,864
                                          --------      --------      --------     --------     --------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
   Acquisitions of network assets              ---        (4,254)          ---          ---       (4,254)
   Proceeds from sales of property
      and equipment                            ---            77           ---          ---           77
   Capital expenditures                        ---        (1,388)          ---          ---       (1,388)
                                          --------      --------      --------     --------     --------

      Net cash used in investing
         activities                            ---        (5,565)          ---          ---       (5,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings                   ---         3,750           ---          ---        3,750
   Revolving loan repayments                   ---       (17,750)          ---          ---      (17,750)
   Long-term debt borrowings               290,500           ---           ---          ---      290,500
   Long-term debt repayments                   ---      (211,800)          ---          ---     (211,800)
   Advance from parent                    (223,404)      223,404           ---          ---          ---
   Debt issuance costs                     (11,624)          ---           ---          ---      (11,624)
   Repurchase of common stock               (1,244)          ---           ---          ---       (1,244)
                                          --------      --------      --------     --------     --------

      Net cash (used in) provided
         by financing activities            54,228        (2,396)          ---          ---       51,832
                                          --------      --------      --------     --------     --------

      Net increase in cash                  56,227        (5,096)          ---          ---       51,131

Cash at the beginning of the period            ---        23,779           ---          ---       23,779
                                          --------      --------      --------     --------     --------
Cash at the end of the period             $ 56,227      $ 18,683      $    ---     $    ---     $ 74,910
                                          ========      ========      ========     ========     ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                                     MARCH 31, 1997
                                          ------------------------------------------------------------------
                                          PARENT      GUARANTOR   NONGUARANTOR
                                          COMPANY    SUBSIDIARIES  SUBSIDIARY  ELIMINATIONS     CONSOLIDATED
                                          -------    ------------  ----------  ------------     ------------


                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM
   OPERATING ACTIVITIES:                  $     11     $ 16,195      $    ---     ($ 4,903)     $ 11,303
                                          --------     --------      --------     --------      --------

CASH FLOWS FROM
    INVESTING ACTIVITIES:
   Acquisitions of network assets              ---       (3,063)          ---          ---        (3,063)
   Capital expenditures                        ---       (5,148)          ---        1,715        (3,433)
                                          --------     --------      --------     --------      --------

      Net cash used in investing
         activities                            ---       (8,211)          ---        1,715        (6,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings                   ---       10,000           ---          ---        10,000
   Long-term debt repayments                   ---       (3,250)          ---        1,250        (2,000)
                                          --------     --------      --------     --------      --------

      Net cash (used in) provided
         by financing activities               ---        6,750           ---        1,250         8,000
                                          --------     --------      --------     --------      --------

      Net increase in cash                      11       14,734           ---       (1,938)       12,807

Cash at the beginning of the period            ---       15,617           ---      (12,426)        3,191
                                          --------     --------      --------     --------      --------
Cash at the end of the period             $     11     $ 30,351      $     --     ($14,364)     $ 15,998
                                          ========     ========      ========     ========      ========

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

   Historically, under the Company's ownership, National operated principally as a franchisor. As a result, its revenues consisted primarily of wholesale diesel fuel sales to franchisees, rent from operators of leased sites and nonfuel franchise royalty payments. Since early 1995, National has increased its number of Company- operated sites as certain operators terminated their franchise and lease agreements. In contrast, TA operated principally as an owner-operator of TravelCenters. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, its principal strategic focus has been on the sale of higher margin nonfuel products and services.

The following table sets forth for each of TA and National the number and type of ownership and management of the TravelCenters in each of the respective networks.

                                                                          TA                   NATIONAL
                                                                    AS OF MARCH 31,         AS OF MARCH 31,
                                                                    ---------------         ---------------
                                                                     1996   1997             1996   1997
                                                                     ----   ----             ----   ----
Company-owned and operated sites                                       39     40               13     27
Company-owned and leased sites                                        ---    ---               83     68
                                                                     ----   ----             ----   ----
      Company-owned sites                                              39     40               96     95

Franchisee-owner sites                                                  8      8               30     26
                                                                     ----   ----             ----   ----
         Total                                                         47     48              126    121
                                                                     ====   ====             ====   ====

RESULTS OF OPERATIONS

                                                                  TRAVELCENTERS OF AMERICA
                                                                    STATEMENTS OF INCOME
                                                           QUARTERS ENDED MARCH 31, 1997 AND 1996


                                                                TA                           NATIONAL
                                                    -------------------------       -------------------------
                                                    MARCH 31,       MARCH 31,       MARCH 31,       MARCH 31,
                                                      1997            1996            1997            1996
                                                    ---------       ---------       ---------       ---------
                                                                                      (Dollars in Thousands)
Revenues:
     Fuel                                           $  80,082       $  58,943       $ 114,069       $ 108,907
     Nonfuel revenues                                  44,320          42,232          16,922          11,552
     Rent                                                 ---             ---           9,720          10,950
                                                    ---------       ---------       ---------       ---------
         Total revenues                               124,402         101,175         140,711         131,409

Cost of revenues                                       88,988          68,319         116,890         110,896
                                                    ---------       ---------       ---------       ---------
Gross profit                                           35,414          32,856          23,821          20,513
Operating expenses                                     24,854          23,894           9,229           3,683
Selling,  general & administrative expenses             5,132           3,834           6,407           9,025
Refinancing, transition and development costs             844             130             774              25
Depreciation and amortization                           3,236           2,947           3,708           3,214
Other (income) expense - net                              (40)             21             (34)            (27)
                                                    ---------       ---------       ---------       ---------
         Income from operations                         1,388           2,030           3,737           4,593
Interest (expense) - net                               (2,128)         (1,887)         (2,699)         (3,208)
                                                    ---------       ---------       ---------       ---------
         (Loss)/income before income taxes and
            extraordinary item                           (740)            143           1,038           1,385
Provision for income tax (benefit)/expense               (296)             57             412             537
                                                    ---------       ---------       ---------       ---------

         Income before extraordinary item                (444)             86             626             848

Extraordinary item (net of taxes)                      (2,086)            ---          (3,468)            ---
                                                    ---------       ---------       ---------       ---------

         Net income                                 ($  2,530)      $      86       ($  2,842)      $     848
                                                    =========       =========       =========       =========


EBITDA(2)                                           $   5,428       $   5,128       $   8,185       $   7,805


                                                               THE COMPANY(1)
                                                          -------------------------
                                                          MARCH 31,       MARCH 31,
                                                            1997            1996
                                                          ---------       ---------

Revenues:
     Fuel                                                 $ 194,151       $ 167,850
     Nonfuel revenues                                        61,242          53,784
     Rent                                                     9,720          10,950
                                                          ---------       ---------
         Total revenues                                     265,113         232,584

Cost of revenues                                            205,878         179,215
                                                          ---------       ---------
Gross profit                                                 59,235          53,369
Operating expenses                                           34,083          27,598
Selling,  general & administrative expenses                  11,733          12,889
Refinancing, transition and development costs                 1,618             155
Depreciation and amortization                                 6,944           6,161
Other (income) expense - net                                    (74)             (6)
                                                          ---------       ---------
         Income from operations                               4,931           6,593
Interest (expense) - net                                     (5,105)         (5,095)
                                                          ---------       ---------
         (Loss)/income before income taxes and
            extraordinary item                                 (174)          1,498
Provision for income tax (benefit)/expense                      (68)            582
                                                          ---------       ---------

         Income before extraordinary item                      (106)            916

Extraordinary item (net of taxes)                            (5,554)            ---
                                                          ---------       ---------

         Net income                                       ($  5,660)      $     916
                                                          =========       =========


EBITDA(2)                                                 $  13,419       $  12,903



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

     Panhandle Litigation. This action was commenced on April 17, 1996 in the Circuit Court of Berkeley County, West Virginia. By the original complaint, the eleven named plaintiffs, all of whom were National Operators purported to represent two alleged nationwide classes of National Operators. The complaint alleges that the Company's fuel pricing policies and practices violate the Uniform Commercial Code and constitute a breach of the contractual duty of good faith and fair dealing and unjust enrichment. The complaint also asserts claims of fraud and fraud in the inducement, apparently based on alleged representations made by the Company concerning fuel pricing. Plaintiffs have moved to amend the complaint to add seven additional plaintiffs, to withdraw their class action allegations, to assert claims, including claims of fraud and fraudulent inducement, against Clipper and certain present and former directors and officers of the Company and to add additional claims, including claims for alleged violation of the Petroleum Marketing Practices Act (the "PMPA"),

15 U.S.C. Sections 2801 et seq. The complaint and proposed amended complaint seek actual and punitivedamages in an unspecified sum. National has removed the action to federal court and has moved to dismiss or transfer the action to Nashville, Tennessee. No substantive rulings have been made in the case to date.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                   Exhibit
------       -------------------------------------------------------------------

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

27           Financial Data Schedule

------------------


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

                                        TRAVELCENTERS OF AMERICA, INC.
                                                 (Registrant)


Date: January 12, 1998           By:   /s/ James W. George
                                     -------------------------------------------
                                       Name:  James W. George
                                       Title:  Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                Duly Authorized Officer)


Revised: 1/20/98
/dh