Form 10-Q/A
period 1997-06-30
TRAVELCENTERS OF AMERICA INC
filed 1998-03-13
CIK 1038523

                                   FORM 10-Q/A
                               AMENDMENT NO. 1 TO

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                  For the Quarterly Period Ended June 30, 1997
                        Commission file number 333-26497




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
        PART I.  FINANCIAL INFORMATION
        ------------------------------

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

        PART II.  OTHER INFORMATION
        ---------------------------

            Item 1.    Legal Proceedings                                     29

            Item 6.    Exhibits and Reports on Form 8-K                      29

        SIGNATURE
        ---------

Part I - Financial Information
------------------------------

Item 1.       Financial Statements

                         TRAVELCENTERS OF AMERICA, INC.

              INTRODUCTION TO THE CONSOLIDATED FINANCIAL STATEMENTS
              -----------------------------------------------------

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



                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                                                                          JUNE 30,
                                                                                            1997       DECEMBER 31,

                                                                                         (UNAUDITED)        1996
                                                                                         --------------------------
                                                                                         (IN THOUSANDS OF DOLLARS)

                                                      ASSETS

CURRENT ASSETS:

     Cash                                                                             $    79,492    $    23,779
     Accounts receivable (less allowance for doubtful
          accounts of $4,310 for 1997 and $3,502 for 1996)                                 56,614         54,371
     Inventories                                                                           33,710         29,082
     Deferred income taxes                                                                  3,877          3,877
     Other current assets                                                                   6,537         10,530
                                                                                      -----------    -----------
         Total current assets                                                             180,230        121,639

Notes receivable, net                                                                       1,312          1,835
Property and equipment, net                                                               265,698        269,366
Intangible assets                                                                          19,338         19,657
Deferred financing costs                                                                   11,547          8,379
Other assets                                                                                5,549          5,013
                                                                                      -----------    -----------
         TOTAL ASSETS                                                                 $   483,674    $   425,889
                                                                                      ============   ===========


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

     Revolving loans                                                                  $       ---    $    14,000
     Current maturities of long-term debt                                                     500         17,250
     Accounts payable                                                                      41,698         37,201
     Other accrued liabilities                                                             29,199         29,422
                                                                                      -----------    -----------
         Total current liabilities                                                         71,397         97,873

Commitments and contingencies (Note 6)
Long-term debt (net of unamortized discount)                                              289,875        193,185
Deferred income taxes                                                                       9,452          9,452
Other long-term liabilities                                                                 5,014          5,914
                                                                                      -----------    -----------
         TOTAL LIABILITIES                                                                375,738        306,424

Mandatorily redeemable senior convertible
     participating preferred stock                                                         57,522         53,885

Other preferred stock, common stock and
     other shareholders' equity                                                            47,672         50,743
Retained earnings                                                                           2,742         14,837
                                                                                      -----------    -----------
                                                                                           50,414         65,580

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   483,674    $   425,889
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


                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
             ------------------------------------------------------
                                    UNAUDITED

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,

                                                                  1997           1996            1997          1996
                                                              ------------   ------------    ------------  ------------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

     REVENUES:
       Fuel                                                   $   180,265    $   119,835     $   374,416   $   228,742
       Nonfuel                                                     76,384         15,298         137,626        26,850
       Rent                                                         8,228         10,370          17,948        21,320
                                                              ------------   ------------    ------------  ------------
         TOTAL REVENUES                                           264,877        145,503         529,990       276,912

     Cost of revenues (excluding depreciation)                    198,811        123,386         404,689       234,282
                                                              ------------   ------------    ------------  ------------
         GROSS PROFIT (EXCLUDING DEPRECIATION)                     66,066         22,117         125,301        42,630

     Operating expenses                                            41,460          7,002          75,544        12,636
     Selling, general and administrative expenses                   8,949          5,127          20,681        12,231
     Refinancing, transition and development costs                  5,473             91           7,091           116

     Depreciation and amortization                                  7,352          3,521          14,296         6,735
     (Gain) loss on sales of property and equipment                 1,538            (14)          1,464           (41)
     Income of subsidiary held for disposition                        ---         (2,042)            ---        (2,185)
                                                              ------------   ------------    ------------  ------------
         INCOME FROM OPERATIONS                                     1,294          8,432           6,225        13,138

     Interest (expense), net                                       (5,862)        (3,299)        (10,967)       (6,507)
                                                              ------------   ------------    ------------  ------------
         (LOSS) INCOME BEFORE INCOME TAXES
              AND EXTRAORDINARY ITEM                               (4,568)         5,133          (4,742)        6,631

     (Benefit) provision for income taxes                          (1,770)         2,021          (1,838)        2,603
                                                              ------------   ------------    ------------  ------------
         (Loss) income before extraordinary item                   (2,798)         3,112          (2,904)        4,028
     Extraordinary item (less applicable
         income tax benefit of $3,608)                                 ---           ---          (5,554)          ---
                                                              ------------   ------------    ------------  ------------
         NET (LOSS) INCOME                                         (2,798)         3,112          (8,458)        4,028

         Less:  preferred dividends                                (1,818)        (1,595)         (3,637)       (3,191)

     Retained earnings - beginning of the period:
         As previously reported                                    10,767         16,690          17,647        16,994
         Adjustments (Note 7)                                      (3,409)        (1,467)         (2,810)       (1,091)
                                                              ------------   ------------    ------------  ------------
         As restated                                                7,358         15,223          14,837        15,903
                                                              ------------   ------------    ------------  ------------

     Retained earnings - end of the period                    $     2,742    $    16,740     $     2,742   $    16,740
                                                              ============   ============    ============  ============

     (Loss) income before extraordinary item per
         common share and common share equivalent             $     (4.29)   $      0.17     $     (5.67)  $      0.09

     Extraordinary item                                                ---           ---           (4.82)          ---
                                                              ------------   ------------    ------------  ------------
     Net loss per common share and common
         share equivalent (Note 2)                            $     (4.29)   $      0.17     $    (10.49)  $      0.09
                                                              ============   ============    ============  ============

     Weighted average number of shares and
     common share equivalents (in thousands)                         1,076         8,963           1,153         8,963
                                                              ============   ============    ============  ============

                       The accompanying notes are an integral part of these consolidated financial statements.


                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                    UNAUDITED


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,

                                                                                             1997           1996
                                                                                      ------------    -----------
                                                                                        (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net (loss) income                                                                $    (8,458)   $     4,028
     Adjustments to reconcile net (loss) income to
         net cash provided by operating activities:
         Net income of subsidiary held for disposition                                        ---          1,311
         Extraordinary item                                                                 5,554            ---
         Depreciation and amortization                                                     14,295          6,732
         Provision for doubtful accounts                                                      808            573
         Loss on sales of property and equipment                                            1,506            ---
         Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets
              Accounts receivable                                                           5,383         (5,547)
              Inventories                                                                  (1,569)            35
              Other current assets                                                          1,344         (6,133)
              Accounts payable                                                              5,644         12,398
              Other current liabilities                                                     4,441            733
         Other, net                                                                            86            ---
                                                                                      ------------    -----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                                    18,268         14,130
                                                                                      ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of network assets                                                        (7,901)        (2,750)
     Proceeds from sales of property and equipment                                          2,886            ---
     Capital expenditures                                                                  (7,553)        (6,194)
                                                                                      ------------    -----------
              NET CASH USED IN INVESTING ACTIVITIES                                       (12,568)        (8,944)
                                                                                      ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loan borrowings                                                              3,750         10,000
     Revolving loan repayments                                                            (17,750)           ---
     Long-term debt borrowings                                                            205,000            ---
     Long-term debt repayments                                                           (126,425)        (4,000)
     Repurchase of common stock                                                            (2,205)          (126)
     Debt issuance costs                                                                  (12,357)            ---
                                                                                      ------------    -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                    50,013          5,874
                                                                                      ------------    -----------

              Net increase in cash                                                         55,713         11,060

Cash at the beginning of the period                                                        23,779          3,191
                                                                                      ------------    -----------

Cash at the end of the period                                                         $    79,492    $    14,251
                                                                                      ============   ============




                       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


4.       INVENTORIES

         Inventories consist of the following:

                                                  JUNE 30,          DECEMBER 31,
                                                    1997              1996
                                                ----------          ----------
                                                        (IN THOUSANDS)

              Nonfuel merchandise               $   31,082          $   26,090
              Petroleum products                     2,628               2,992
                                                ----------          ----------
                  Total inventories             $   33,710          $   29,082
                                                ==========          ==========

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

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

7.       PRIOR PERIOD ADJUSTMENTS

         The balance of retained earnings at December 31, 1996 has been restated from amounts previously reported to reflect the correction of errors that had been made in the calculations of accrued dividends related to the mandatorily redeemable senior convertible participating preferred stock during the period from June 1994 through June 1997. These dividend accruals do not enter into the determination of net income or loss. The total adjustment amount at December 31, 1996, is $2,810,000, of which $1,719,000 is applicable to 1996 and has been reflected as an increase in preferred dividends on the statement of income and retained earnings for that year, with the balance of the adjustment amount of $1,091,000 applicable to earlier periods reflected as a reduction in retained earnings at January 1, 1996. The preferred dividend amount for the six month period ended June 30, 1997, has also been restated through an increase in the preferred dividends amount previously reported as $2,440,000 to $3,637,000.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


BALANCE SHEET SCHEDULES:
                                                        JUNE 30, 1997
                                       ----------------------------------------------------------------------------
                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

      Assets
Current assets:

   Cash                                $    50,948    $    28,544     $       ---     $       ---      $    79,492
   Accounts receivable, net                    ---         56,462           1,098            (948)          56,614
   Inventories                                 ---         33,710             ---             ---           33,710
   Deferred income taxes                       ---          3,877             ---             ---            3,877
   Other current assets                        ---         11,156               2          (4,621)           6,537
                                       -----------    -----------     -----------     ------------     -----------
      Total current assets                  50,948        133,749           1,100          (5,567)         180,230

Notes receivable, net                          ---          1,312             ---             ---            1,312
Property and equipment, net                    ---        269,551             ---          (3,853)         265,698
Intangible assets                              ---         19,338             ---             ---           19,338
Deferred financing costs                    11,547            ---             ---             ---           11,547
Other assets                                 2,500          5,549             ---          (2,500)           5,549
Advances to subsidiaries                   225,141            ---             ---        (225,141)             ---
Investments in subsidiaries                115,935            ---             ---        (115,935)             ---
                                       -----------    -----------     -----------     ------------     -----------
      Total assets                     $   406,071    $   429,499     $     1,100    ($   352,996)     $   483,674
                                       ===========    ===========     ============   =============     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

   Current maturities of
      long-term debt                   $       500    $       ---     $       ---    $        ---      $       500
   Accounts payable                          1,684         42,591             ---          (2,630)          41,698
   Other accrued liabilities                 3,956         28,084             149          (2,937)          29,199
                                       -----------    -----------     -----------     ------------     -----------
      Total current liabilities              6,140         70,675             149          (5,567)          71,397

Long-term debt (net of
   unamortized discount)                   289,875            ---             ---             ---          289,875
Deferred income taxes                          ---          9,452             ---             ---            9,452
Advance from parent                            ---        226,775             ---        (226,775)             ---
Other liabilities                              ---          5,014             ---             ---            5,014
                                       -----------    -----------     -----------     ------------     -----------
      Total liabilities                    296,015        311,916             149        (232,342)         375,738

Mandatorily redeemable senior
   convertible participating
   preferred stock                          57,522            ---             ---             ---           57,522

Other preferred stock, common stock
   and other shareholders' equity           49,792         85,033             ---         (87,153)          47,672
Retained earnings                            2,742         32,550             951         (33,501)           2,742
                                       -----------    -----------     -----------     ------------     -----------

                                            52,534        117,583             951        (120,654)          50,414
                                       -----------    -----------     -----------     ------------     -----------
      Total liabilities and
         shareholders' equity          $   406,071    $   429,499     $     1,100    ($   352,996)     $   483,674
                                       ===========    ===========     ===========    =============     ===========


                                              TRAVELCENTERS OF AMERICA, INC.
                                    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ---------------------------------------------------

                                                        DECEMBER 31, 1996
                                       ----------------------------------------------------------------------------

                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------

                                                               (IN THOUSANDS OF DOLLARS)

      ASSETS
Current assets:

   Cash                                $       ---    $    23,779     $       ---    $        ---      $    23,779
   Accounts receivable, net                    ---         54,294           1,051            (974)          54,371
   Inventories                                 ---         29,082             ---             ---           29,082
   Deferred income taxes                       ---          3,877             ---             ---            3,877
   Other current assets                        499         10,236               2            (207)          10,530
                                       -----------    -----------     -----------     ------------     -----------
      Total current assets                     499        121,268           1,053          (1,181)         121,639
Notes receivable, net                          ---          1,835             ---             ---            1,835
Property and equipment, net                    ---        273,216             ---          (3,853)         269,366
Intangible assets                              ---         19,657             ---             ---           19,657
Deferred financing costs                       ---          8,379             ---             ---            8,379
Other assets                                 2,500          7,348             ---          (4,835)           5,013
Investments in subsidiaries                121,818            ---             ---        (121,818)             ---
                                       -----------    -----------     -----------     ------------     -----------
      Total assets                     $   122,817    $   431,706     $     1,053     ($  129,687)     $   425,889
                                       ============   ===========     ============   =============     ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Revolving loans                     $       ---    $    14,000     $       ---    $        ---      $    14,000
   Current maturities of
        long-term debt                         ---         17,250             ---             ---           17,250
   Accounts payable                          1,555         37,945             ---          (2,299)          37,201
   Other accrued liabilities                   450         29,553             105            (686)          29,422
                                       -----------    -----------     -----------     ------------     -----------
      Total current liabilities              2,005         98,748             105          (2,985)          97,873

Long-term debt (net of
   unamortized discount)                       ---        193,185             ---             ---          193,185
Deferred income taxes                           92          9,891             ---            (531)           9,452
Other liabilities                                1          8,413             ---          (2,500)           5,914
                                       -----------    -----------     -----------     ------------     -----------
      Total liabilities                      2,098        310,237             105          (6,016)         306,424

Mandatorily redeemable senior
   convertible participating
   preferred stock                          53,885            ---             ---             ---           55,885

Other preferred stock, common
   common stock and other
   shareholders' equity                     51,997         85,033             ---         (86,287)          50,743
Retained earnings                           14,837         36,436             948         (37,384)          14,837
                                       -----------    -----------     -----------     ------------     -----------

                                            66,834        121,469             948        (123,671)          65,580
                                       -----------    -----------     -----------     ------------     -----------

      Total liabilities and
         shareholders' equity          $   122,817    $   431,706     $     1,053    ($   129,687)     $   425,889
                                       ===========    ===========     ===========    =============     ===========



                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                        THREE MONTHS ENDED JUNE 30, 1997
                                       ----------------------------------------------------------------------------
                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------   --------------   -------------
                                                               (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel                                $       ---    $   180,265     $       ---    $        ---      $   180,265
   Nonfuel                                     ---         76,037             347             ---           76,384
   Rent                                        ---          8,228             ---             ---            8,228
                                       -----------    -----------     -----------     ------------     -----------
      Total revenues                           ---        264,530             347             ---          264,877

Cost of revenues
   (excluding depreciation)                    ---        198,811             ---             ---          198,811
                                       -----------    -----------     -----------     ------------     -----------

      Gross profit
         (excluding depreciation)              ---         65,719             347             ---           66,066

Operating expenses                             ---         41,460             ---             ---           41,460
Selling, general and administrative
   expenses                                     62          8,460             427             ---            8,949
Refinancing, transition and
   development costs                           ---          5,473             ---             ---            5,473
Depreciation and amortization                  809          6,543             ---             ---            7,352
(Gain) loss on sales of property
  and equipment                                ---          1,538             ---             ---            1,538
                                       -----------    -----------     -----------     ------------     -----------

      Income from operations                  (871)         2,245             (80)            ---            1,294
Interest income (expense), net              (6,156)           294             ---             ---           (5,862)
Equity income (loss)                         1,490            ---             ---          (1,490)             ---
                                       -----------    -----------     -----------     ------------     -----------

      (Loss) income before income
          taxes                             (5,537)         2,539             (80)         (1,490)          (4,568)
(Benefit) provision for income taxes        (2,739)           997             (28)            ---           (1,770)
                                       -----------    -----------     -----------     ------------     -----------

Net  (loss) income                          (2,798)         1,542             (52)         (1,490)          (2,798)
   Less:  preferred dividends               (1,818)           ---             ---             ---           (1,818)

Retained earnings -
   beginning of period                       7,358         31,008           1,003        ( 32,011)           7,358
                                       -----------    -----------     -----------     ------------     -----------

Retained earnings -
   end of the period                   $     2,742    $    32,550     $       951   ($     33,501)     $     2,742
                                       ===========    ===========     ===========    =============     ===========



                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                        THREE MONTHS ENDED JUNE 30, 1996
                                       ----------------------------------------------------------------------------

                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel                                $       ---    $   189,579     $       ---      ($  69,744)     $   119,835
   Nonfuel                                     ---         61,598             328         (46,628)          15,298
   Rent                                        ---         10,370             ---             ---           10,370
                                       -----------    -----------     -----------     ------------     -----------
      Total revenues                           ---        261,547             328        (116,372)         145,503

Cost of revenues
   (excluding depreciation)                    ---        204,325             ---         (80,939)         123,386
                                       -----------    -----------     -----------     ------------     -----------
      Gross profit
         (excluding depreciation)              ---         57,222             328         (35,433)          22,117

Operating expenses                             ---         31,381             ---         (24,379)           7,002
Selling, general and administrative
   expenses                                    113          8,943             248          (4,177)           5,127
Refinancing, transition and
   development costs                           ---             91             ---             ---               91
Depreciation and amortization                  ---          6,481             ---          (2,960)           3,521
(Gain) loss on sales of property
 and equipment                                 ---            (14)            ---             ---              (14)
Income from subsidiary held for
   disposition                                 ---            ---             ---          (2,042)          (2,042)
                                       -----------    -----------     -----------     ------------     -----------

      Income (loss) from operations           (113)        10,340              80          (1,875)           8,432
Interest (expense), net                        ---         (5,174)            ---           1,875          ( 3,299)
Equity income (loss)                         3,181            ---             ---          (3,181)             ---
                                       -----------    -----------     -----------     ------------     -----------

      (Loss) income before
         income taxes                        3,068          5,166              80          (3,181)           5,133
(Benefit) provision for income taxes           (44)         2,037              28             ---            2,021
                                       -----------    -----------     -----------     ------------     -----------

Net (loss) income                            3,112          3,129              52          (3,181)           3,112
   Less:  preferred dividends               (1,596)           ---             ---             ---           (1,596)
Retained earnings -
   beginning of the period                  15,223         31,489             759         (32,248)          15,223
                                       -----------    -----------     -----------     ------------     -----------

Retained earnings -
   end of the period                   $    16,739    $    34,618     $       811     ($   35,429)     $    16,739
                                       ===========    ===========     ===========     ============     ===========


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                        SIX MONTHS ENDED JUNE 30, 1997
                                       ----------------------------------------------------------------------------

                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel                                $       ---    $   374,416     $       ---     $        ---    $    374,416
   Nonfuel                                     ---        136,932             694              ---         137,626
   Rent                                        ---         17,948             ---              ---          17,948
                                       -----------    -----------     -----------     ------------     -----------
      Total revenues                           ---        529,296             694              ---         529,990

Cost of revenues

   (excluding depreciation)                    ---        404,689             ---              ---         404,689
                                       -----------    -----------     -----------     ------------     -----------
      Gross profit

         (excluding depreciation)              ---        124,607             694              ---         125,301

Operating expenses                             ---         75,544             ---              ---          75,544
Selling, general and administrative
   expenses                                    255         19,726             700              ---          20,681
Refinancing, transition and
   development costs                           ---          7,091             ---              ---           7,091
Depreciation and amortization                  809         13,487             ---              ---          14,296
(Gain) loss on sales of property
   and equipment                               ---          1,464             ---              ---           1,464
                                       -----------    -----------     -----------     ------------     -----------

      Income from operations                (1,064)         7,295              (6)             ---           6,225
Interest (expense), net                     (6,434)        (4,533)            ---              ---        ( 10,967)
Equity income (loss)                        (3,883)           ---             ---            3,883             ---
                                       -----------    -----------     -----------     ------------     -----------

      (Loss) income before income
         taxes and extraordinary items     (11,381)         2,762              (6)           3,883          (4,742)
(Benefit) provision for income taxes        (2,923)         1,094              (9)             ---          (1,838)
                                       -----------    -----------     -----------     ------------     -----------

      (Loss) income before
      extraordinary items                   (8,458)         1,668               3            3,883          (2,904)
Extraordinary items
      (Less applicable income
      tax benefit of $3,608)                   ---         (5,554)            ---              ---          (5,554)
                                       -----------    -----------     -----------     ------------     -----------

Net (loss) income                           (8,458)        (3,886)              3            3,883          (8,458)
   Less:  preferred dividends               (3,637)           ---             ---            ---            (3,637)
Retained earnings -
   beginning of the period                  14,837         36,436             948          (37,384)         14,837
                                       -----------    -----------     -----------     ------------     -----------

Retained earnings -

   end of the period                   $     2,742    $    32,550     $       951     ($    33,501)    $     2,742
                                       ===========    ===========     ===========     ============     ===========



                                              TRAVELCENTERS OF AMERICA, INC.
                                    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ---------------------------------------------------


                                                        SIX MONTHS ENDED JUNE 30, 1996
                                       ----------------------------------------------------------------------------

                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel                                $       ---    $   357,429     $       ---     ($   128,687)    $   228,742
   Nonfuel                                     ---        115,049             661          (88,860)         26,850
   Rent                                        ---         21,320             ---              ---          21,320
                                       -----------    -----------     -----------     ------------     -----------

      Total revenues                           ---        493,798             661         (217,547)        276,912

Cost of revenues
   (excluding depreciation)                    ---        383,540             ---         (149,258)        234,282
                                       -----------    -----------     -----------     ------------     -----------
      Gross profit
         (excluding depreciation)              ---        110,258             661          (68,289)         42,630

Operating expenses                             ---         60,930             ---          (48,294)         12,636
Selling, general and administrative
   expenses                                    143         19,733             496           (8,141)         12,231
Refinancing, transition and
   development costs                           ---            116             ---              ---             116
Depreciation and amortization                  ---         12,642             ---           (5,907)          6,735
(Gain) loss on sales of property
   and equipment                               ---            (41)            ---              ---             (41)
Income from subsidiary held for
   disposition                                 ---            ---             ---           (2,185)         (2,185)
                                       -----------    -----------     -----------     ------------     -----------

      Income from operations                  (143)        16,878             165           (3,762)         13,138
Interest (expense), net                        ---        (10,269)            ---            3,762          (6,507)
Equity income (loss)                         4,115            ---             ---           (4,115)            ---
                                       -----------    -----------     -----------     ------------     -----------

      (Loss) income before
         income taxes                        3,972          6,609             165           (4,115)          6,631
(Benefit) provision for income taxes           (56)         2,601              58              ---           2,603
                                       -----------    -----------     -----------     ------------     -----------

Net (loss) income                            4,028          4,008             107           (4,115)          4,028
   Less:  preferred dividends               (3,191)           ---             ---              ---          (3,191)
Retained earnings -
   beginning of the period                  15,903         30,610             704          (31,314)         15,903
                                       -----------    -----------     -----------     ------------     -----------

Retained earnings -
   end of the period                   $    16,740    $    34,618     $       811    ($     35,429)    $    16,740
                                       ===========    ===========     ===========     ============     ===========



                                              TRAVELCENTERS OF AMERICA, INC.
                                    SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    ---------------------------------------------------


STATEMENT OF CASH FLOWS SCHEDULES:

                                                        SIX MONTHS ENDED JUNE 30, 1997
                                       ----------------------------------------------------------------------------
                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM
   OPERATING ACTIVITIES:               $      (590)   $    18,858     $       ---     $        ---    $     18,268
                                       -----------    -----------     -----------     ------------     -----------

CASH FLOWS FROM
   INVESTING ACTIVITIES:
   Acquisitions of network assets              ---         (7,901)            ---              ---          (7,901)
   Proceeds from sales of property
      and equipment                            ---          2,886             ---              ---           2,886
   Capital expenditures                        ---         (7,553)            ---              ---          (7,553)
                                       -----------    -----------     -----------     ------------     -----------

      Net cash used in investing
         activities                            ---        (12,568)            ---              ---         (12,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings                   ---          3,750             ---              ---           3,750
   Revolving loan repayments                   ---        (17,750)            ---              ---         (17,750)
   Long-term debt borrowings               205,000            ---             ---              ---         205,000
   Long-term debt repayments                   ---       (126,425)            ---              ---        (126,425)
   Advance from parent                    (138,775)       138,775             ---              ---             ---
   Debt issuance costs                     (12,357)           ---             ---              ---         (12,357)
   Repurchase of common stock               (2,205)           ---             ---              ---          (2,205)
                                       -----------    -----------     -----------     ------------     -----------

      Net cash (used in) provided
         by financing activities            51,538         (1,525)            ---              ---          50,013
                                       -----------    -----------     -----------     ------------     -----------

      Net increase in cash                  50,948          4,765             ---              ---          55,713

Cash at beginning of the period                ---         23,779             ---              ---          23,779
                                       -----------    -----------     -----------     ------------     -----------
Cash at the end of the period          $    50,948    $    28,544     $       --- $            ---     $    79,492
                                       ===========    ===========     ===========     ============     ===========



                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

                                                        SIX MONTHS ENDED JUNE 30, 1996
                                       ----------------------------------------------------------------------------
                                          PARENT        GUARANTOR    NONGUARANTOR
                                          COMPANY     SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                       -----------    -----------     -----------     ------------     -----------
                                                               (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM
   OPERATING ACTIVITIES:               $       126    $    23,407     $       ---    ($     9,403)     $    14,130
                                       -----------    -----------     -----------     ------------     -----------

CASH FLOWS FROM
    INVESTING ACTIVITIES:

   Acquisitions of network assets              ---         (2,750)            ---              ---          (2,750)
   Capital expenditures                        ---         (9,729)            ---            3,535          (6,194)
                                       -----------    -----------     -----------     ------------     -----------

      Net cash used in investing
         activities                            ---        (12,479)            ---            3,535          (8,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt borrowings                   ---         10,000             ---              ---          10,000
   Long-term debt repayments                   ---         (6,500)            ---            2,500          (4,000)
   Repurchase of common stock                 (126)           ---             ---              ---            (126)
                                       -----------    -----------     -----------     ------------     -----------

      Net cash (used in) provided
         by financing activities              (126)         3,500             ---            2,500           5,874
                                       -----------    -----------     -----------     ------------     -----------

      Net increase in cash                     ---         14,428             ---           (3,368)         11,060

Cash at the beginning of the period            ---         15,617             ---          (12,426)          3,191
                                       -----------    -----------     -----------     ------------     -----------
Cash at the end of the period          $       ---    $    30,045     $       ---    ($     15,794)    $    14,251
                                       ===========    ===========     ===========     ============     ===========


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

The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.

                                              TA                   NATIONAL

                                        AS OF JUNE 30,          AS OF JUNE 30,
                                        --------------          --------------
                                        1997       1996         1997       1996

Company-owned and operated sites          40        39            35        16
Company-owned and leased sites           ---       ---            58        79
                                       -----     -----         -----     -----
      Company-owned sites                 40        39            93        95
Franchisee-owner sites                     8         8            21        30
                                       -----     -----         -----     -----
         Total                            48        47           114       125
                                       =====     =====         =====     =====

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


                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,

                                                                1997            1996             1997          1996
                                                            -----------    -----------    -----------     -----------
                                                                            (IN THOUSANDS OF DOLLARS)

     REVENUES:
       Fuel                                                 $   180,265    $   189,579    $   374,416     $   357,429
       Nonfuel                                                   76,384         61,926        137,626         115,710
       Rent                                                       8,228         10,370         17,948          21,320
                                                            -----------    -----------    -----------     -----------

         TOTAL REVENUES                                         264,877        261,875        529,990         494,459

     Cost of revenues (excluding depreciation)                  198,811        204,325        404,689         383,540
                                                            -----------    -----------    -----------     -----------
         GROSS PROFIT (EXCLUDING DEPRECIATION)                   66,066         57,550        125,301         110,919

     Operating expenses                                          41,460         31,381         75,544          60,930
     Selling, general and administrative expenses                 8,949          9,304         20,681          20,372
     Refinancing, transition and development costs                5,473             91          7,091             116
     Depreciation and amortization                                7,352          6,481         14,296          12,642
     (Gain) loss on sales of property and equipment               1,538            (14)         1,464             (41)
                                                            -----------    -----------    -----------     -----------
         INCOME FROM OPERATIONS                                   1,294         10,307          6,225          16,900

     Interest (expense), net                                     (5,862)        (5,174)       (10,967)        (10,269)
                                                            -----------    -----------    -----------     -----------

         INCOME (LOSS) BEFORE INCOME TAXES

              AND EXTRAORDINARY ITEMS                            (4,568)         5,133         (4,742)          6,631

     Provision (benefit) for income taxes                        (1,770)         2,021         (1,838)          2,603
                                                            -----------    -----------    -----------     -----------

         Income (loss) before extraordinary items                (2,798)         3,112         (2,904)          4,028

     Extraordinary items (net of taxes)                             ---            ---         (5,554)            ---
                                                            -----------    -----------    -----------     -----------

         Net (loss) income                                  $    (2,798)   $     3,112    $    (8,458)    $     4,028
                                                            ===========    ===========    ===========     ===========



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

FORWARD-LOOKING STATEMENTS

         The statements contained in this report that are not statements of historical fact may include forwardlooking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors, the economic condition of the trucking industry (which in turn is dependent on general economic factors), diesel and gasoline fuel pricing, availability of fuel supply and difficulties that may be encountered by the Company or its franchisees in implementing the Company's plan to combine its existing TravelCenter networks into a single network. The forward looking statements should be considered in light of these factors.

Part II--Other Information
--------------------------

Item 1.  Legal Proceedings

         The information included in the Company's Prospectus, dated July 23, 1997, under the caption "Business--Litigation" is incorporated herein by reference. This portion of the Prospectus is included as Exhibit 99.1 to this Report. No material developments have since occurred in respect of the matters described therein.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         --------

         Exhibit 27        Financial Data Schedule

         Exhibit 99.1 Section captioned "Business--Litigation" from the Company's Prospectus, dated July 23, 1997

(b)      Reports on Form 8-K
         -------------------

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

                                  TRAVEL CENTERS OF AMERICA, INC.
                                          (Registrant)

Date:   January 12, 1998     By:      /s/ James W. George
                                 ------------------------
                                      Name:    James W. George
                                      Title:   Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                   Duly Authorized Officer)