Form 10-K405
period 1997-12-31
TRAVELCENTERS OF AMERICA INC
filed 1998-03-31
CIK 1038523

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31,1997

                      Commission file number 333-26497

                       TRAVELCENTERS OF AMERICA, INC.
           (Exact name of Registrant as specified in its charter)

            DELAWARE                                           36-3856519
 (State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                             Identification No.)

                     24601 Center Ridge Road, Suite 200
                          Westlake, OH  44145-5634
        (Address of principal executive offices, including zip code)

                               (440) 808-9100
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes /X/   No    / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 1998, there were outstanding 621,011 shares of Common Stock, par value $0.01 per share. The outstanding shares of Common Stock of the registrant were issued in transactions not involving a public offering. As a result, there is no public market for the registrant's Common Stock.

                                       INDEX

PART I
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  2
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  7
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  9
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 10

PART II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . . 10
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . 11
     Item 7.   Management's Discussion and Analysis. . . . . . . . . . . . . 12
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . 20
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . . 21
     Item 9.   Changes in and Disagreements With Accountants . . . . . . . . 59

PART III
     Item 10.  Directors and Executive Officers of the Registrant. . . . . . 59
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 59
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . 60
     Item 13.  Certain Relationships and Related Transactions. . . . . . . . 60

PART IV
     Item 14.  Exhibits, Financial Statement Schedules and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 60

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61


                                   PART I

ITEM 1.  BUSINESS

HISTORY AND ORGANIZATION

     TravelCenters of America, Inc. (the "Company") was formed in 1992 by an institutional investor group (the "Investor Group") led by The Clipper Group, L.P. ("Clipper"), as well as certain then prospective franchisees and individuals who at the time were members of the Company's management. The Company was originally incorporated as National Auto/Truckstops Holdings Corporation but changed its name in March 1997. The Company is a holding company whose sole assets consist of the stock of its three direct wholly-owned subsidiaries: TA Operating Corporation, d/b/a TravelCenters of America ("TA"), National Auto/Truckstops, Inc. ("National") and TA Franchise Systems, Inc. ("TAFSI"). TA has one wholly-owned subsidiary, TA Travel, L.L.C. ("TA Travel") and participates (50% interest) in TABB, a joint venture to market to and bill fleet customers for products and services at an expanded network of sites. Prior to March 1997, the Company had two wholly-owned subsidiaries, National and TA Holdings Corporation ("TA Holdings"). TA Holdings was the parent of TA, which itself was the parent of TAFSI. In March 1997, a restructuring was completed whereby the current structure was effected and TA Holdings was merged into the Company. TA Travel was organized in October 1997.

     The Company's operations are conducted through three distinct types of travel centers: sites owned or leased by the Company and operated by the Company ("Company-operated Sites"), sites owned or leased by the Company and leased to independent lessee-franchisees ("Operators") of the Company who operate the sites ("Leased Sites") and sites owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites").

     In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets (the "National Network") of a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") in a series of asset purchase transactions. The National Network included a total of 139 facilities, of which 95 were Leased Sites, 42 were Franchisee-Owner Sites, and two sites were Company-operated Sites. Included in such purchase was the acquisition of six Leased Sites located in California (the "California Properties") pursuant to separate agreements. Prior to the National Acquisition, certain of the Operators of the California Properties brought suit to challenge the sale of their respective truckstops to the Company. See
Item 3 "Legal Proceedings." As part of the National Acquisition, Unocal agreed to indemnify the Company against certain environmental liabilities occurring prior to 1993 (the "Unocal Environmental Agreement," see "--Regulation--Environmental Regulation"), entered into a non-compete agreement for a ten-year period terminating on April 13, 2003, granted the Company a license to use certain Unocal trademarks, and granted the Company a royalty-free license to use the ACCESS 76 on-line information retrieval and credit card system. The National Network, which operates under the licensed "Unocal 76" and related trademarks, has been providing quality products and services for over 35 years and until 1997 had been the largest chain of full service travel centers or truckstops, based on number of locations in the United States. Pure Oil Company ("Pure") founded the National Network and Unocal acquired National in connection with Unocal's merger with Pure in 1965.

     In December 1993, the Company acquired (the "TA Acquisition") the truckstop network assets (the "TA Network") of certain subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). The TA Network included 38 Company-operated Sites and six Franchisee-Owner Sites. As part of the TA Acquisition, BP agreed to indemnify the Company against certain environmental liabilities with respect to which claims are made prior to December 11, 2004 or December 11, 1996 (the relevant date depending upon the nature of the underlying claim) ( the "BP Environmental Agreement," see "--Regulation--Environmental Regulation"), entered into a noncompete agreement for a seven-year period commencing on December 10, 1993 and granted the Company the right, title and interest in and to certain copyrights, trademarks, service marks and other intellectual property, including, "Truckstops of America," "TA" and "Country Pride." The TA Network, which now operates under the Company-owned "TravelCenters of America" and "TA" trademarks, has been providing quality products and services to the trucking industry and to nonprofessional travelers for over 30 years. BP, through its subsidiary formerly known as the Standard Oil Company of Ohio ("Sohio"), acquired TA from Ryder System, Inc. ("Ryder") in 1984. Ryder founded the TA Network in 1973.

COMBINATION PLAN, CAPITAL PROGRAM AND REFINANCING

     Historically, under the Company's ownership, each of the TA and National Networks (the "Existing Networks") was separately managed and financed. However, in January 1997 the Company's Board of Directors approved a management proposal (the "Combination Plan") that calls for the integration of the Existing Networks into a single network (the "Network") to be operated under the TA trademark under the leadership of a single management team.

     During 1997 the Company, pursuant to the Combination Plan, significantly reshaped the composition of the Existing Networks: 27 Leased Sites were converted to Company-operated Sites, 27 Franchisee-Owner Sites were terminated, 15 Leased Sites were sold to the related Operators, all National Network Company-operated Sites were converted to TA Network Company-operated Sites and Operators of 29 National Network Leased Sites terminated their franchise agreements with National and signed franchise agreements with TAFSI.

     The Company has initiated a capital program to upgrade, rebrand and reimage the Network's travel centers and to build new travel centers (the "Capital Program"). Under this Capital Program, the Company intends to invest in excess of $200 million in the Network's sites by the end of 2001, with approximately $150 million to be spent by the end of 1998, and the Operators and Franchisee-Owners will also be investing additional amounts for reimaging and other projects at the sites they operate.

     To facilitate the Combination Plan and Capital Program, in March 1997 the Company refinanced the existing indebtedness of TA and National with new borrowings by the Company (the "Refinancing"). The Company issued $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007, entered into a Credit Agreement through which it obtained an $80 million senior secured term loan facility and a $40 million revolving credit facility, redeemed all of the outstanding Subordinated Notes of TA and National (the "National Old Subordinated Notes" and the "TA Old Subordinated Notes") and a portion of the Senior Notes of TA (the "TA Old Senior Notes"), and exchanged $85.5 million aggregate principal amount of Senior Secured Notes of the Company for the Senior Notes of National (the "National Old Senior Notes") and the unredeemed TA Old Senior Notes.

BUSINESS OVERVIEW

        The Company owns, operates and franchises more full-service travel centers in the United States than any of its competitors, with 127 network sites nationwide, including 83 Company-owned and operated locations. The Company's travel centers are full service facilities offering a broad range of fuel and nonfuel products, services and amenities to trucking fleets, professional truck drivers and other motorists. In addition to diesel fuel and gasoline, the travel centers provide truck maintenance and repair services and products, full service and fast food dining, travel and convenience stores, telecommunications services and various hospitality and rest-related amenities. This broad range of products and services distinguishes the travel centers from traditional truckstops, which focus on the sale of diesel fuel, and provides diverse revenue sources for the Company. In addition, the Company is the only industry participant with a centralized procurement, warehousing and distribution system.

        The Company's broad range of products and services, together with its comprehensive geographic coverage, has enabled the Company to become a leading supplier of diesel fuel to many of the largest long-haul trucking fleets in the United States. Management believes the Company's position as a leading supplier of diesel fuel to major trucking fleets positions it to continue to increase its sales of higher margin nonfuel products and services to fleets and their drivers as well as to independent drivers.

      The travel centers feature a variety of well recognized national brands which attract professional truck drivers, motorists and other customers who often satisfy both fuel and nonfuel needs at the same stop. The Company's nationally recognized fast food and motel brands include Burger King, Dunkin' Donuts, Kentucky Fried Chicken, Long John Silver's, Pizza Hut, Sbarro, Subway, Taco Bell, DayStop, HoJo Inn and Travelodge. The Company also offers such well recognized gasoline brands as BP, Exxon, Mobil, Shell and Unocal
76. This portfolio of brands strongly appeals to what market research indicates are customers' priorities of quality, convenience and consistency of product offerings, as well as cleanliness and safety.

CENTRALIZED PURCHASING AND DISTRIBUTION

     The TA Network maintains a dedicated distribution and warehouse center (the "Distribution Center"). The Distribution Center is the only dedicated purchasing, warehousing and distribution center in the travel center and truckstop industry. The Distribution Center is located in Nashville, Tennessee and has approximately 85,000 square feet of storage space.

SUPPLY

     The Company purchases fuel from various suppliers at rates that fluctuate with market prices and reset daily, and resells fuel to certain franchisees and to the public at prices that the Company establishes daily. By contracting for only a portion of its monthly diesel fuel requirements and by establishing supply relationships with an average of four or five alternate suppliers per location, the Company has been able effectively to create competition for the Company's business among the Company's various diesel fuel suppliers on a daily basis. This flexibility has improved the Company's purchasing position and helped it partially to offset the decline in retail diesel fuel margins. Purchases made by the Company are delivered directly from suppliers' terminals to the travel centers. The Company does not keep substantial quantities of fuel in inventory and is therefore susceptible to price increases and interruptions in supply. The Company currently engages in only minimal hedging in connection with its diesel fuel purchases.

COMPETITION

     The travel center and truckstop industry is highly competitive and fragmented. Based on industry data, the Company believes that there are approximately 2,500 travel centers and truckstops nationwide, of which approximately 500 are full service travel centers. In the United States, there are generally two types of facilities designed to service the trucking industry: pumper-only truckstops, which provide fuel, typically at discounted prices, with limited additional services, and full service travel centers, such as those in the Company's networks, which have a broad range of product and service offerings to fleet and independent truck drivers and nontruck traffic, including fuel products, fast food and casual dining restaurants; truck maintenance and repair products and services; and secure parking areas. Fuel and nonfuel products and services can be obtained by long-haul truck drivers from a wide variety of sources other than the Company, including regional full service travel center and pumper-only truckstop chains, independently owned and operated truckstops, some large service stations and fleet-operated fueling terminals.

     The Company believes that it experiences substantial competition from pumper-only truckstop chains and that such competition is based principally on diesel fuel prices. In the pumper-only truckstop segment, the largest networks (based on number of facilities and gallons of diesel fuel sold) are Marathon Ashland Petroleum LLC, selling primarily under the Speedway and SuperAmerica brandnames, and Pilot Corporation. Additional substantial competition is experienced from major full service networks and independent chains and is based principally on diesel fuel prices and customer service. In the full service travel center segment, the largest networks (other than the Company) are operated by Flying J Inc. ("Flying J") and Petro Stopping Centers, L.P.; however, only some of Flying J's sites offer full service. The Company's vehicle products and truck maintenance and repair service operations compete with regional full service travel center and truckstop chains, full service independently owned and operated truckstops, independent garages and auto parts service centers. The Company's travel centers compete with a variety of establishments located within walking distance of its sites, including full service and fast food restaurants and electronics, drug, health and beauty aid and travel and convenience stores.

     A significant portion of all intercity diesel fuel consumption by fleets and companies with their own trucking capability occurs through self-fueling at both dedicated terminals and at fuel depots strategically located across the country. Such terminals often provide facilities for truck maintenance and repair. The Company's pricing decisions for diesel fuel and repair services cannot be made without considering the existence of these operations and their capacity for expansion. However, the Company believes that a trucking industry trend has been to reduce the use of such terminals and to outsource fuel and repair services in order to maximize the benefits of competitive fuel pricing, superior driver amenities and reduced environmental compliance expenditures.

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

     Pursuant to the Combination Plan, the Company offered a new TA franchise agreement (the "Network Franchise Agreement") and a new lease agreement (the "Network Lease Agreement" or "Network Lease" and, together with the Network Franchise Agreement, the "Network Agreements") to certain of National's then existing Operators, and in connection therewith, upon such franchisee's acceptance of such offer, terminated the then existing National lease (the "National Lease Agreement") and National franchise agreement (the "National Franchise Agreement," and, together with the National Lease Agreement, the "National Agreements") at those locations. During 1997, 29 former National Operators signed Network Agreements with the Company. Existing TA Franchisee-Owners will be allowed to continue their franchises under the Network Franchise Agreement upon expiration of their existing TA franchise agreements (the "Existing TA Franchise Agreements"), which have an average remaining term of approximately four years.

     TA licenses its trademarks to TAFSI. The Company enters into its franchise agreements with Operators and Franchisee-Owners of travel centers in the TA Network through TAFSI, and TAFSI collects franchise fees and royalties under such agreements. TAFSI's assets consist primarily of the rights under the Existing TA Franchise Agreements, the Network Franchise Agreements and its trademark licenses from TA. TAFSI has no significant tangible assets. The National Franchise Agreements are between National and the respective Operator.

REGULATION

     FRANCHISE REGULATION. The relationship between National and the National Network Operators is governed by the Petroleum Marketing Practices Act (the "PMPA"), 15 U.S.C. Section 2801 et.seq. The relationship between TAFSI and the TA Network Operators and Franchisee-Owners is not governed by the PMPA because TAFSI does not license its franchisees to sell fuel under a refiner's brand. Among other things, the PMPA limits the circumstances under which franchisors such as National may terminate or fail to renew a franchise agreement, and it imposes notification and other requirements in those cases where termination or nonrenewal is permissible.

     National and TAFSI are also subject to state franchise laws, some of which require National and TAFSI to register with the state before it may offer a franchise, require National and TAFSI to deliver specified disclosure documentation to potential franchisees, and impose special regulations upon petroleum franchises. Some state franchise laws also impose restrictions on National's and TAFSI's ability to terminate or not to renew its respective franchises, and impose other limitations on the terms of the franchise relationship or the conduct of the franchisor. The PMPA, which applies to the National Network Operators, preempts state laws with respect to termination or nonrenewal unless such laws are consistent with the PMPA. Finally, a number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable antitrust laws at the federal and state levels.

     The Company is subject to regulation under the Federal Trade Commission ("FTC") rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures," and the FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration.

     The Company cannot predict the effect of any future federal, state, or local legislation or regulation on its franchising operations.

     ENVIRONMENTAL REGULATION. The Company's operations and properties are subject to extensive regulation pursuant to federal, state and local laws, regulations and ordinances that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and other hazardous and toxic substances ("Hazardous Substances") or
(ii) impose liability and damages for the costs of cleaning up sites affected by, and for damages resulting from, past spills and disposal or other releases of Hazardous Substances ("Environmental Laws").

     The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated Sites and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company believes that all of its travel centers are in material compliance with applicable requirements of Environmental Laws. The Company is making necessary upgrades to USTs to comply with federal regulations which will take effect in December 1998. These upgrades are expected to be completed in 1998 at a remaining estimated cost to the Company of approximately $6 to $8 million. The Company does not believe that such costs will have a material adverse effect on the Company and the Capital Program incorporates funds to complete such upgrades.

     The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances that have occurred subsequent to the National Acquisition and the TA Acquisition, respectively, at fewer than 30 Network properties. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

     In connection with the National Acquisition, Phase I environmental assessments of the then 97 Company-owned National Network properties were conducted. Pursuant to the Unocal Environmental Agreement, Phase II environmental assessments of all such National properties are required to be completed by the year 2000. As of December 31, 1997, 10 of the Phase II assessments were in progress and 87 had been completed. The Company contributed $500,000 toward the total cost of the Phase II environmental assessments, and Unocal is responsible for the remainder of the cost. The Unocal Environmental Agreement provides that Unocal is responsible for all costs incurred for remediation of environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the National Acquisition) with respect to environmental contamination or non-compliance identified in the Phase I or Phase II environmental assessments, which environmental contamination or non-compliance existed on or prior to the date of the National Acquisition. Under the terms of the Unocal Environmental Agreement, Unocal also must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the National Network prior to the date of the National Acquisition. Pursuant to the Unocal Environmental Agreement, Unocal is obligated to indemnify the Company for claims made before April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the National Network after the date of the National Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the Unocal Environmental Agreement, Unocal would not dispute the Company's claims for indemnification thereunder.

     Prior to the TA Acquisition, all of the then 38 TA locations were subject to Phase I and Phase II environmental assessments, undertaken at BP's expense. The BP Environmental Agreement provides that, with respect to environmental contamination or non-compliance with Environmental Laws identified in the Phase I or Phase II environmental assessments, BP is responsible for all costs incurred for remediation of such environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the TA Acquisition). The BP Environmental Agreement further provides that BP must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the TA locations prior to the date of the TA Acquisition. With respect to liabilities relating to the investigation and remediation of environmental contamination, BP is obligated to indemnify the Company for liabilities with respect to which claims are made before December 11, 2004. With respect to liabilities otherwise relating to non-compliance with Environmental Laws (for example, equipment), BP is obligated to indemnify the Company for liabilities with respect to which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the TA Network after the date of the TA Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the BP Environmental Agreement, BP would not dispute the Company's claims for indemnification thereunder.

     OTHER REGULATION. The Company, the Operators and the Franchisee-Owners are required to comply with federal, state and local government regulations applicable to service station and lubrication operations and consumer food services businesses generally, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working, health, fire, safety and sanitation conditions, mandated health insurance coverage and citizenship requirements, as well as regulations relating to zoning, construction, business licensing and employment. The Company believes that it is in material compliance with the provisions applicable to it and has no knowledge of material violations of these provisions by its Operators and Franchisee-Owners.

EMPLOYEES

     As of December 31, 1997, the Company employed approximately 8,000 people on a full- or part-time basis. Of this total, approximately 7,730 are employees at the Company-operated Sites, approximately 210 perform managerial, operational or support services at the headquarters or elsewhere and approximately 60 employees staff the Distribution Center. Except for five employees at one Company-operated Site, all of the Company's employees are non-union.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5634. The Distribution Center is a leased 85,000 square foot facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

     Of the 127 Network locations as of December 31, 1997, 83 are Company-operated Sites, 35 are Leased Sites and the remaining 9 sites are not owned by the Company. In addition to these operating travel center locations, the Company has two stand-alone truck maintenance and repair shops, two closed travel center facilities being held for sale and four undeveloped travel center sites which are to be developed pursuant to the Capital Program. Of these total 126 owned sites, the land and improvements at three are leased, five are subject to ground leases of the entire site and six are subject to ground leases of portions of such sites. Both the land and improvements at one of the four sites to be developed will be leased.
The Company considers its facilities suitable and adequate for the purposes for which they are used.

     Each of the TA and National travel centers is a full service facility located on or near an interstate highway and identified with TA or Unocal 76 signage. As part of the Combination Plan, the National travel centers that have joined the Network are being rebranded under the TA trademark. All fuel and nonfuel products and services are generally available 24 hours per day and 365 days per year.

     PROPERTY. The layout of the Company-owned travel centers generally vary from site to site. The Company-owned facilities are located on properties averaging 22 acres, of which an average of approximately 19 acres are developed. The majority of the developed acres contain the main building, housing one or more restaurants, a travel and convenience store and driver amenities, a truck maintenance and repair shop, separate truck and car fuel islands, separate truck and car paved parking and, in some cases, motels. The remaining developed acres contain landscaping and access roads.

     FUEL ISLANDS. Company sites have diesel fuel islands that accommodate ten pumps on average, most of which are dual fill pumps that can fill each of a typical truck's two tanks simultaneously. In addition, travel centers generally have a gasoline island which can accommodate four to eight automobiles simultaneously. Certain locations also have one and sometimes two additional convenience stores located at the fuel islands.

     TRUCK MAINTENANCE AND REPAIR SHOP. Virtually all travel centers have truck maintenance and repair shops nearly all of which operate 24 hours per day and 365 days per year. The typical travel center repair shop has between two and four service bays, a parts storage room and fully trained mechanics on duty at all times. These shops offer extensive maintenance and emergency repair and road services, from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems.

     MAIN BUILDING. The main building at each travel center contains a full service and, in many instances, one or more fast food restaurants; a travel and convenience store; a fuel desk; driver amenity areas, including a lounge, television room, private showers and laundry; and ATM machines, as well as office space and training rooms for the employees of the travel center. As part of the Capital Program, the Company has allocated funds to expand the main building floor space for a majority of the former National Network sites that have been converted to the Network in order to create adequate space within the main building to implement the Company's fast food program or to increase the size of the travel centers' store or gaming and vending areas.

     FULL SERVICE AND FAST FOOD RESTAURANTS. All Company travel centers have full service restaurants that offer seating for an average of approximately 130 to 155 customers. The TA Network has associated its full service restaurants with the Company-owned "Country Pride" brand name. The Company has also promoted the installation of nationally branded fast food restaurants, such as Burger King, Dunkin' Donuts, Kentucky Fried Chicken, Long John Silver's, Pizza Hut, Sbarro, Subway and Taco Bell, at its travel centers. The Company generally attempts to locate fast food offerings within the main travel center building (as opposed to constructing stand-alone buildings). As of December 31, 1997, 52 of the 118 Company-owned travel centers offered at least one nationally branded fast food offering.

     TRAVEL AND CONVENIENCE STORE. Each travel center has a travel and convenience store that caters to truck drivers, motorists, recreational vehicle and bus customers. The travel and convenience stores sell food and snack items, beverages, non-prescription drug and beauty aids, batteries, automobile accessories, music and audio products. In addition to complete convenience store offerings, the travel and convenience stores also sell items specifically designed for the truck driver's on-the-road lifestyle, including laundry supplies and clothing as well as truck accessories. The typical Company-owned store averages approximately 1,700 square feet.

     MOTELS. Thirteen of TA's travel centers currently have Company-owned motels, with an average capacity of 35 rooms. Eleven of these motels are operated under franchise grants from nationally branded motel chains, including DayStop, HoJo Inn and Travelodge. The remaining two motels are TA branded motels. TA currently remits royalty and advertising fees to its motel franchisors at rates ranging from 3% to 8% of gross revenues.

     ADDITIONAL SERVICES. Travel centers provide professional drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications, and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Most sites have installed telephone rooms with 20 to 25 pay telephones with AT&T long distance service. To meet the personal needs of truck drivers, the typical travel center has designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a barber shop, a laundry area with washers and dryers, 6 to 12 private showers and dressing rooms. Travel centers located in Louisiana and Nevada also feature gaming operations. All travel centers have truck scales.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time the Company is a party to litigation in the ordinary course of its business involving, by way of example, matters such as breach of contract, actions under PMPA or other franchise regulations, actions under Environmental Laws, bankruptcy claims, condemnation matters, employment claims, negligence and other similar claims. Certain of such claims are covered by the Company's third party insurance policies or indemnification agreements with BP or Unocal. While claims for damages in such litigation in certain instances may not be covered by an insurance policy or an indemnification agreement or may be in excess of the Company's insurance coverage, the Company does not expect its existing litigation to have a material adverse effect on the Company. The following describes the more significant pending matters in which the Company is involved as of December 31, 1997.

     FORTY-NINER TRUCK PLAZA LITIGATION. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four Operators of National Leased Sites in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, Clipper and Unocal based upon alleged violations by Unocal of the California Business and Professions Code and of an alleged contract by failing to provide the plaintiffs with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the trial. The claims of two plaintiffs, who are franchisees of National in Sacramento and Santa Nella, California, were tried, and the jury rendered a verdict awarding $4.0 million in compensatory damages jointly and severally against the Company, Unocal and Clipper, and assessing punitive damages against them in the amount of $1.5 million, $7.0 million and $1.6 million, respectively. On August 1, 1995, the court granted the defendants' motions for a new trial on all issues, although it denied defendants' motions for judgment notwithstanding the verdict. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiffs' claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. No date has been set for retrial. Pursuant to the asset purchase and related agreements between the Company and Unocal, the Company believes that Unocal is required to indemnify it for attorneys' fees and compensatory damages. Unocal has contested certain of the amounts comprising the Company's claim for indemnification. The indemnification agreement between the Unocal
Entities and the Company does not by its terms cover punitive damages. The Company entered into an agreement indemnifying Clipper in connection with the Company's purchase of the properties in the National Network, and Clipper has asserted and the Company has concurred that this agreement obligates the Company to pay any compensatory and punitive damages assessed against Clipper.

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

     The Company has entered into settlement agreements with 13 of the plaintiffs pursuant to which the claims of those plaintiffs have been dismissed with prejudice.

     On March 31, April 1 and April 7, 1997, three of the plaintiffs filed motions for a preliminary injunction. The motions sought an order requiring, among other things, that the Company sell to the movants all of the movants' requirements of diesel fuel at a price per gallon of not more than two cents above the Oil Price Information Service average price under the terms of the Company's existing lease and franchise agreements. In addition, on April 22, 1997, two of the movants filed a motion seeking a temporary restraining order for substantially the same relief. On May 21, 1997, the court denied the plaintiffs' motions. Plaintiffs appealed the trial court's denial of their motions to the United States Courts of Appeals for both the Fourth and the Sixth Circuits. By order dated August 1, 1997, all proceedings in the district court were stayed pending the completion of all appeals. On September 11, 1997, the Fourth Circuit dismissed plaintiffs' appeal for lack of jurisdiction. On December 16, 1997, the Sixth Circuit dismissed plaintiffs' appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) MARKET INFORMATION. The outstanding shares of Common Stock of the registrant were issued in transactions not involving any public offering. As a result, there is no public market for the registrant's Common Stock.

     (b) HOLDERS. As of March 15, 1998, the outstanding shares of Common Stock were held of record by 48 stockholders, of which 27 stockholders have their shares included in a voting trust (see
          Item 13--"Certain Relationships and Related Transactions").

     (c) DIVIDENDS. The registrant's senior indebtedness prohibits, except in very limited circumstances, the payment of cash dividends on, and sets limits on redemptions and repurchases of, the registrant's Common Stock. In addition, the indenture to which the registrant is a party prohibits, prior to April 1, 2007, the payment of cash dividends on, Uand sets limits on redemptions and repurchases of, the registrant's Common Stock. The registrant has not paid any cash dividends to holders of Common Stock and does not expect to declare or pay cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data for the Company. As discussed elsewhere in this Report, such data presents the Company's investment in TA as net assets of subsidiary held for disposition for the period from January 1, 1994 to September 30, 1996. Accordingly, given the Company's decision to retain TA and pursue the Combination Plan, such data should be read in conjunction with "Management's Discussion and Analysis" and the audited financial statements and related notes thereto of the Company included elsewhere in this Report in order to view what the Company's results would have been had TA been fully consolidated in 1996 and 1995.


                                                                                     THE COMPANY (1)
                                                        ---------------------------------------------------------------------------
                                                                                                                        OPERATING
                                                                                                                         PERIOD
                                                                                                                     APRIL 15, 1993
                                                                           YEAR ENDED DECEMBER 31,                       THROUGH
                                                         -------------------------------------------------------        DECEMBER 31,
                                                             1997          1996           1995           1994             1993 (2)
                                                         ----------    ----------      ---------      ----------     ---------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
    Revenues:
       Fuel. . . . . . . . . . . . . . . . . . . . . .   $  708,637    $   550,212     $  376,148     $  396,748      $  306,141
       Nonfuel . . . . . . . . . . . . . . . . . . . .      293,843         99,991         27,948         18,887           9,193
       Rent and royalties. . . . . . . . . . . . . . .       36,848         46,055         51,801         51,740          33,153
                                                         ----------     ----------     ----------     ----------      ----------
         Total revenues. . . . . . . . . . . . . . . .   $1,039,328     $  696,258     $  455,897     $  467,375      $  348,487
   Gross profit (excluding depreciation) . . . . . . .   $  266,244     $  127,564     $   79,074     $   76,227      $   52,706
   Income from operations. . . . . . . . . . . . . . .   $   22,345     $   24,118     $   29,884     $   29,496      $   21,841
   Extraordinary loss. . . . . . . . . . . . . . . . .   $   (5,554)    $        -     $        -     $        -      $        -
   Net income (loss) . . . . . . . . . . . . . . . . .   $   (5,763)    $    5,533     $    9,926     $    9,692      $    7,488
   Income (loss) before extraordinary item
     per common share:
       Basic . . . . . . . . . . . . . . . . . . . . .   $    (7.56)    $    (0.81)    $     3.04     $     3.43      $     6.08
       Diluted . . . . . . . . . . . . . . . . . . . .   $    (7.56)    $    (0.81)    $     0.57     $     0.64      $     1.55
BALANCE SHEET DATA (END OF PERIOD):
   Total assets. . . . . . . . . . . . . . . . . . . .   $  507,792     $  425,889     $  297,231     $  294,961      $  284,168
   Total debt (net of unamortized discount). . . . . .   $  290,125     $  224,435     $  139,991     $  153,938      $  157,310
   Mandatorily redeemable preferred
       stock(3). . . . . . . . . . . . . . . . . . . .   $   61,404     $   53,885     $   47,286     $   41,495      $   36,431
   Working capital . . . . . . . . . . . . . . . . . .   $   86,103     $   23,766     $    9,872     $   18,421      $   23,784
OTHER FINANCIAL AND OPERATING DATA:
   Total diesel fuel sold (in thousands of
       gallons). . . . . . . . . . . . . . . . . . . .      975,495        713,754        641,901        663,777         446,972
   Capital expenditures, excluding
       acquisitions of network assets. . . . . . . . .   $   60,818    $    20,545     $   19,930     $   10,993      $    2,986
   EBITDA(4) . . . . . . . . . . . . . . . . . . . . .   $   63,553     $   60,940     $   63,198     $   69,047      $   51,858
   Cash flows (used in) provided by:
       Operating activities. . . . . . . . . . . . . .   $   41,670     $   27,620     $   19,436     $   26,357      $      589
       Investing activities. . . . . . . . . . . . . .   $  (37,987)    $  (22,254)    $  (17,601)    $  (10,993)     $ (191,027)
       Financing activities. . . . . . . . . . . . . .   $   44,294     $   15,222     $  (14,141)    $   (3,446)     $  193,968
   Consolidated coverage ratio (5) . . . . . . . . . .         2.08           2.82           2.95           3.12            3.29
NUMBER OF SITES (END OF PERIOD)(6):
   Company-Owned and Operated Sites. . . . . . . . . .           83             58             46             39              40
   Company-Owned and Leased Sites. . . . . . . . . . .           35             77             89             96              95
   Franchisee-Owned Sites. . . . . . . . . . . . . . .            9             35             38             41              41
                                                         ----------     ----------     ----------     ----------      ----------
       Total Sites . . . . . . . . . . . . . . . . . .          127            170            173            176             176
                                                         ----------     ----------     ----------     ----------      ----------
                                                         ----------     ----------     ----------     ----------      ----------

Notes to Selected Consolidated Financial Data

(1) For the period from January 1, 1994 to September 30, 1996, the Company's investment in TA was presented as net assets of subsidiary held for disposition and TA's results of operations were excluded from the Company's consolidated results of operations until December 31, 1994 and subsequently included therein as a single amount in the Company's consolidated income statement through September 30, 1996. Effective September 30, 1996, the decision was made to retain TA and, subsequently, the Company chose to pursue the Combination Plan. Accordingly, at such time TA was no longer carried as net assets of subsidiary held for disposition. At that date, the carrying value of the Company's investment in TA of $44.6 million was allocated to the identifiable assets and liabilities and was based on the estimated current fair values at that date. In addition, the results of operations and cash flows of TA are included in the consolidated results of operations and cash flows of the Company from October 1, 1996.

(2) Effective April 14, 1993 and December 10, 1993, the Company acquired National and TA, respectively. Although the Company was organized in 1992, business operations did not commence until April 15, 1993, when the National Acquisition was consummated. Prior to the National Acquisition, the only activities of the Company were the recruitment of employees and the negotiation of the National Acquisition. Expenses incurred during the Company's pre-operating period are immaterial and have been included in the results for the operating period from April 15, 1993 through December 31, 1993.

(3) "Mandatorily redeemable preferred stock" is comprised of two series of convertible preferred stock which accumulate dividends semi-annually at a compound annual rate of 13.5%. Both series are mandatorily redeemable in 2008 and are held by certain members of the Investor Group.

(4) "EBITDA" is defined herein as income from operations plus the sum of depreciation; amortization; refinancing, transition and development costs; gains and losses on sales of property and equipment; and other noncash charges, and is presented because it is commonly used by certain investors and analysts to analyze and compare operating performance, and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity: The EBITDA amounts herein present the Company's results as though TA had not been accounted for as a subsidiary held for disposition and had, instead, been fully consolidated (see Note 1 above).

(5) This ratio is computed by dividing EBITDA by the sum of gross interest expense and amortization of debt discount.

(6) The number of sites data shown for all years reflects the total number of Company sites in the Existing Networks.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the audited financial statements.

OVERVIEW

     The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 127 network sites nationwide, including 118 Company-owned locations. The Company currently operates a network of 121 travel centers in 36 states under the "TravelCenters of America" or "TA" brand names and a network of six travel centers in four states under the licensed "Unocal 76" and related brand names.

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

     Historically, under the Company's ownership, National operated principally as a franchisor. As a result, its revenues consisted primarily of wholesale diesel fuel sales to Operators and Franchisee-Owners, rent from Operators of Leased Sites and nonfuel franchise royalty payments. Since early 1995, National has increased its number of Company-operated Sites as certain Operators terminated their franchise and lease agreements. In contrast, TA operated principally as an owner-operator of travel centers. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, the majority of its gross profit has been derived from, and its principal strategic focus has been, the sale of higher margin nonfuel products and services.

COMBINATION PLAN

     During the year ended December 31, 1997, the Company incurred approximately $15.2 million of expenses related to the Combination Plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $20.0 million, of which approximately $2.5 million is expected to be incurred in 1998. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers,
(iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

EMPLOYEE TERMINATIONS

     As a result of the Combination Plan, which was approved by the Board of Directors in January 1997, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of $0.8 million were recognized. In May 1997, management finalized its plans regarding employee terminations and, accordingly, the related costs were recognized. This expense totaled approximately $1.8 million. Pursuant to the Company's plans, 111 employees are to be terminated, 106 of which had been severed through December 31, 1997. Through December 31, 1997, approximately $2.0 million of termination benefits had been paid to such terminated employees. The remaining accrual for termination benefits of approximately $0.6 million at December 31, 1997 will be substantially paid by March 1998.

NETWORK RATIONALIZATION

     Throughout 1997, the Company continued to refine and execute its plans for improving the profitability of the Network through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. For the year ended December 31, 1997, 15 National Leased Sites were sold to the Operators of those sites for a net gain on sale of $11.9 million. The Company anticipates additional site sales during 1998 as it continues rationalizing the Network. During the year ended December 31, 1997, relationships with the Franchisee-Owners of 27 Franchisee-Owner Sites were terminated. Beginning in July 1997, those National Network franchisees whose sites have been selected for inclusion in the Network began to convert their franchises to TAFSI from National, a process that includes rebranding of the travel centers, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and, where applicable, lease agreements, such that there will be an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchisee nonfuel revenues will result in a net increase in the Company's revenue. Through December 31, 1997, 29 National franchisees had signed TAFSI franchise agreements.

SITE CONVERSIONS

     During 1997, the Company converted 27 National Leased Sites to Company-operated Sites by acquiring the travel center operations from the related Operators. Such conversions typically result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues.

     Management expects that, over time, the increased revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as TA management, marketing, operations, safety and training programs are fully implemented at the former National Company-operated Sites converted to TA operation. In June 1997, 14 of the National Company-operated Sites were converted to TA Company-operated Sites, and in July 1997, the then remaining 21 National Company-operated Sites were so converted. National Leased Sites subsequently converted to Company-operated Sites were converted to TA Company-operated Sites at the time of the acquisitions of the site operations from the respective Operators. During the first few months of operation after both the conversion from a Leased Site and the conversion to a TA branded site (with respect to all former National travel centers), the operating results of each converted travel center are adversely affected by the costs (such as for maintenance and supplies) of bringing the travel centers into compliance with TA's standards. In addition, the Company has chosen to increase the number of employees at the converted sites in order to improve customer service and increase revenues and, as a consequence, employees were hired in anticipation of the expected revenue increases. For these reasons, the Company anticipates that the operating results of these converted travel centers will continue to improve in 1998.

     The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.

                                                  TA               NATIONAL
                                            --------------      --------------
                                              DECEMBER 31,        DECEMBER 31,
                                            --------------      --------------
                                            1997      1996      1997      1996
                                            ----      ----      ----      ----
   Company-owned and operated sites(1)       83        40         -        18
   Company-owned and leased sites            29         -         6        77
                                            ----      ----      ----      ----
           Company-owned sites              112        40         6        95
   Franchisee-owner sites                     9         8         -        27
                                            ----      ----      ----      ----
           Total                            121        48         6       122
                                            ----      ----      ----      ----
                                            ----      ----      ----      ----
   Stand-alone shops                          2         2         -         -
                                            ----      ----      ----      ----
                                            ----      ----      ----      ----

(1)  Excludes two closed sites.

     The following discussions and analyses of Results of Operations and of Liquidity and Capital Resources present detail on the Company's combined results, which differ from the Company's consolidated results reflected in the audited financial statements for each of the two years ended December 31, 1996, as a result of the presentation of TA as assets of subsidiary held for disposition during all or a portion of those periods. The following table and the 1996 and 1995 amounts discussed in the Results of Operations and Liquidity and Capital Resources sections present the Company's consolidated amounts for 1996 and 1995 as though TA had not been held for disposition and had instead been fully consolidated.

                                                                 YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                             1997         1996         1995
                                                           --------     --------      ------
                                                                 (IN MILLIONS OF DOLLARS)
Revenues:
   Fuel                                                    $  708.6     $  752.2      $590.4
   Nonfuel                                                    293.8        236.8       198.6
   Rent and royalties                                          36.8         47.4        53.3
                                                           --------     --------      ------
   Total revenues                                           1,039.3      1,036.4       842.3
Cost of revenues (excluding depreciation)                     773.1        803.5       634.7
                                                           --------     --------      ------
Gross profit (excluding depreciation)                         266.2        232.9       207.6
Operating expenses                                            168.3        129.4       102.2
Selling, general and administrative expenses                   35.6         42.8        43.3
Refinancing, transition and development costs                  15.2          2.7         1.9
Depreciation and amortization                                  35.8         27.0        22.6
(Gain) loss on sales of property and equipment                (11.2)         1.5         0.4
Other operating (income) expense, net                           0.2         (0.2)       (0.2)
                                                           --------     --------      ------
Income (loss) from operations                                  22.3         29.7        37.4
Interest (expense), net                                       (22.9)       (20.8)      (20.9)
                                                           --------     --------      ------
Income (loss) before income taxes and extraordinary item       (0.6)         8.9        16.5
Provision (benefit) for income taxes                           (0.3)         3.4         6.6
                                                           --------     --------      ------
Income (loss) before extraordinary item                        (0.3)         5.5         9.9
Extraordinary item (net of taxes)                              (5.5)           -           -
                                                           --------     --------      ------
Net (loss) income                                             $(5.8)        $5.5        $9.9
                                                           --------     --------      ------
                                                           --------     --------      ------
EBITDA                                                        $63.6        $60.9       $63.2
                                                           --------     --------      ------
                                                           --------     --------      ------

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

REVENUES

     The Company's consolidated revenues for 1997 were $1,039.3 million, which represents an increase over the prior year of $2.9 million.

     Fuel revenue for 1997 reflects a decrease from 1996 of $43.6 million, or 5.8%. The decrease resulted from an approximately 5.4% decrease in average retail diesel prices, partially offset by an increase in diesel gallons sold
of 7.7 million gallons (0.8%).    The decrease in average retail prices is a
result of petroleum industry conditions and competitive pressures. The slight volume increase stems from the success of fleet marketing efforts, including the effects of the Pathway Program (a diesel fuel hedging program offered to fleets in conjunction with Simons Petroleum, Inc.) and the TABB relationship.

      Nonfuel revenue in 1997 has increased 24.1% over 1996, primarily due to the increased number of Company-operated Sites offering nonfuel products and services: from December 31, 1996 through December 31, 1997, 27 Leased Sites were converted to Company-operated Sites. In addition, a new TA site was opened in September 1996, and two stand-alone TA shops were opened in mid-1996.

     Rent and royalty revenue for 1997 decreased 22.4% from 1996 as a result of (i) conversions of Leased Sites to Company-operated Sites, (ii) sales of Leased Sites and (iii) the rent reductions that became effective when former National franchisees signed new franchise and lease agreements with the Company. Rent revenue is expected to continue to decline in 1998, reflecting the full year effects of the 1997 activity. The new franchise and lease agreements provide for reduced fixed rents but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. New franchise and lease agreements were signed by 29 Operators during 1997.

GROSS PROFIT

     The Company's gross profit for 1997 was $266.2 million, compared to $232.9 million for 1996, an increase of $33.3 million, or 14.3%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent and royalty revenue, resulting from the conversions of travel centers from Leased Sites to Company-operated Sites, sales of Leased Sites and terminations of Franchisee-Owner Sites during 1997.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses include the direct expenses of Company-operated Sites and selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs.

     The Company's operating expenses increased by $38.9 million, or 30.1%, to $168.3 million for 1997, as compared to 1996. The increase reflects the increased number of Company-operated Sites during 1997 as a result of the 1996 addition of three new-build TA sites (including the two stand-alone shops) and the conversion of 27 Leased Sites to Company-operated Sites during 1997.

     The Company's SG&A decreased from $42.8 million in 1996 to $35.6 million in 1997, a 16.8% decrease, primarily as a result of personnel reductions at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA, as well as decreased occupancy and other expenses stemming from the Combination Plan.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

     Refinancing, transition and development costs for 1997 increased from $2.7 million for 1996 to $15.2 million. The 1997 costs were incurred in effecting the combination of National and TA, including recognition of employee termination benefits of $2.6 million, while the 1996 amount is comprised of $1.4 million of expenses incurred in a failed refinancing attempt by National and $1.3 million incurred at TA in connection with an attempted acquisition and the design of the travel center prototype.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization of $35.8 million for 1997 increased by $8.8 million from 1996. This increase was mainly due to impairment charges of approximately $7.5 million included in 1997 depreciation and amortization expense and the effects of the capital expenditures made during 1996 and 1997, as well as the increased amortization of deferred financing costs stemming from the Refinancing.

INCOME FROM OPERATIONS

     Income from operations for the Company for 1997 was $22.3 million as compared to $29.7 million in 1996, a decrease of $7.4 million or 24.9%. The decrease is attributable to the transition expenses and impairment charges incurred in 1997, as well as the effect of decreased rent revenue and increased operating costs resulting from the conversions of Leased Sites to Company-operated Sites, partially offset by increased nonfuel sales margins as a result of the site conversions, gains from the sales of Leased Sites and headquarters synergies, all of which is due to the execution of the Combination Plan throughout 1997. EBITDA for the Company for 1997 was $63.6 million, as compared to $60.9 million for 1996. The increased EBITDA in 1997 is largely derived from increased gross profit as a result of a greater number of Company-operated Sites and synergies realized in SG&A expense, partially offset by reduced rent revenue, primarily as a result of the Combination Plan.

INTEREST (EXPENSE), NET

     Interest expense for 1997 was $22.9 million, $2.1 million higher than for 1996 as a result of the increased net debt balance after consummation of the Refinancing (discussed in Liquidity and Capital Resources below) on March 27, 1997.

OTHER ITEMS

     The extraordinary loss of $5.5 million in 1997 results from the refinancing of the Company's indebtedness on March 27, 1997 and represents the write-off of the then remaining unamortized balances of deferred financing costs ($7.8 million) and debt discount ($1.3 million) related to the prior indebtedness. The reported amount of the extraordinary loss is net of the applicable income tax benefit of $3.6 million

1996 COMPARED TO 1995

REVENUES

     The Company's revenues for 1996 were $1,036.4 million compared to $842.3 million for 1995, an increase of $194.1 million or 23.0%.

     The increased revenue was primarily attributable to a $161.8 million, or 27.4%, increase in fuel revenue, in conjunction with a $38.2 million, or 19.2%, increase in nonfuel sales and a $5.9 million, or 11.1%, decrease in rent and royalty income.

     Increases in fuel revenue were derived from increased volume and increased average selling prices. The volume increases resulted from increases in sales to fleets (including increased sales through the Pathway Program) and the addition of one TA travel center in November 1995 and another in September 1996, partially offset by lost volume from terminations of National Franchisee-Owner Sites.

     The nonfuel revenue increase is primarily attributable to the 1996 conversion of eleven Leased Sites to Company-operated Sites, and full year effects of six such conversions in 1995, as well as the addition of a new travel center in November 1995, another new travel center in September 1996, two stand-alone shops opened in mid-1996 and the addition of 14 fast food kiosks during 1996.

     The decrease in rent and royalty is a result of the Leased Site conversions described previously.

GROSS PROFIT

     The Company's gross profit for 1996 was $232.9 million, compared to $207.6 million for 1995, an increase of $25.3 million or 12.2%. The increase in gross profit was primarily due to an increase in diesel fuel volume as described above and an increase in nonfuel revenues which is primarily a result of the site conversions described above, partially offset by decreased rent and royalty income as a result of those site conversions.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's operating expenses increased from $102.2 million in 1995 to $129.4 million in 1996. The Company's SG&A decreased from $43.3 million in 1995 to $42.8 million in 1996. The operating expense increase was associated with an increase in the number of Company-operated Sites, due to the site conversions described above as well as the 1996 addition of one new travel center and two stand-alone truck maintenance and repair shops. The decrease in SG&A was primarily due to a reduction in bad debt expense and reduced levels of financial assistance to Operators and Franchisee-Owners, partially offset by costs of expanded field support and training as well as planning and development costs.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

     Refinancing, transition and development costs increased from $1.9 million in 1995 to $2.7 million in 1996. Costs incurred at National for never competed refinancing attempts were $1.4 million in 1996, compared to $0.9 million for 1995. In addition, at TA, transition and development expenses for 1996 were $1.3 million compared to $1.0 million for 1995. In 1996, these costs were incurred in pursuit of a potential acquisition as well as in connection with the design of the TravelCenter prototype. In 1995, the costs primarily included expenses incurred during TA's development of its strategic plan and as TA transitioned to a stand-alone operation.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization for 1996 and 1995 were $27.0 million and $22.6 million, respectively, an increase of $4.4 million. The increased level of depreciation is related to the capital expenditures discussed below.

INCOME FROM OPERATIONS

     Income from operations for the Company for 1996 was $29.7 million as compared to $37.4 million in 1995, a decrease of $7.7 million. The decrease in income from operations is primarily attributable to the conversion of Leased Sites to Company-operated Sites. This decrease resulted in part from start-up costs incurred upon conversion of the Leased Sites and the lack of a corporate infrastructure at National to manage Company-operated Sites. This decrease in income from operations at National is also attributable to distractions associated with the Repurchase. EBITDA decreased from $63.2 million in 1995 to $60.9 million in 1996.

INTEREST (EXPENSE), NET

     Interest expense for 1996 was $20.8 million compared to $20.9 million for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

     Net cash provided by operating activities totaled $41.7 million in 1997, $39.5 million in 1996 and $27.3 million in 1995. The increase in net cash flows provided by operating activities in 1997 compared to 1996 was primarily due to increased EBITDA in 1997, as discussed previously, partially offset by growth in working capital requirements as a result of the increased number of Company-operated Sites and increased interest expense as a result of the Refinancing.

     Net cash used in investing activities for 1997 was $38.0 million versus $28.5 million in 1996 and $29.5 million in 1995. The amount for 1997 reflects a $46.6 million increase in expenditures related to capital additions and conversions of Leased Sites to Company-operated Sites, offset by a $37.0 million increase in proceeds from sales of property and equipment resulting from the sales of 15 Leased Sites to the respective Operators.

     Net cash flows provided by financing activities were $44.3 million in 1997 while for 1996 and 1995 the net cash flows used in financing activities were $2.8 million and $18.1 million in 1995, respectively. The change in the amount of financing activity cash flows in 1997 from 1996 was due to the Company's Refinancing and recapitalization completed in March 1997. Required debt repayments for the next five years are significantly lower than they would have been in the absence of the Refinancing.

     On March 27, 1997, the Company was refinanced and currently has outstanding $290.1 million of indebtedness, consisting of $125.0 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Notes and a $79.6 million term loan facility. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at December 31, 1997. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due 2007 and the term facility has annual amortization requirements of $0.5 million until 2004.

     The Company expects to invest in excess of $200 million in the Network between 1997 and the end of 2001 (with approximately $150 million of this amount expected to be spent by the end of 1998) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represents normal ongoing maintenance and related capital expenditures. The Company has budgeted additional expenditures in order to add new sites, rebrand and reimage sites, add additional nonfuel offerings (such as fast food offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems.

     The Company anticipates that it will be able to fund its 1998 working capital requirements and capital expenditures primarily from funds generated from the Refinancing, funds generated from operations, funds generated from asset sales, and, to the extent necessary, from borrowings under the revolving facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to various Environmental Laws.

     The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $6 million to $8 million in 1998 to complete the upgrade of USTs and other environmental related costs. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $0.9 million as of December 31, 1997. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

"YEAR 2000" ISSUES

     The Company has made and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The Company is currently in the process of evaluating its computer software and databases to determine the nature and extent of the modifications that will be required to prevent problems related to the year 2000. The financial impact to the Company has not been and is not anticipated to be material to its financial position or results in any given year.

FORWARD-LOOKING STATEMENTS

     The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan. The forward-looking statements should be considered in light of these factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk and interest rate risk. The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts during 1997 and at December 31, 1997 was immaterial. In addition, the fair market value and deferred gains and losses of open derivative contracts at December 31, 1997 was immaterial. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. The following table summarizes information about the Company's financial instruments that are subject to changes in interest rates:


                                                         DECEMBER 31, 1997
                                     ----------------------------------------------------------
                                              FIXED RATE                   VARIABLE RATE
                                             INDEBTEDNESS                  INDEBTEDNESS
                                     ---------------------------   ----------------------------
                                                      WEIGHTED                       WEIGHTED
                                        PAYMENT       AVERAGE         PAYMENT        AVERAGE
                                        AMOUNT     INTEREST RATE      AMOUNT      INTEREST RATE
                                     -----------   -------------   -----------    -------------
                                                      (DOLLARS IN THOUSANDS)
Year Ended December 31:
   1998 . . . . . . . . . . . . . .  $      -                      $    500          8.69%
   1999 . . . . . . . . . . . . . .         -                           500          8.69%
   2000 . . . . . . . . . . . . . .         -                           500          8.69%
   2001 . . . . . . . . . . . . . .    17,750          8.94%            500          8.69%
   2002 . . . . . . . . . . . . . .    17,750          8.94%            500          8.69%
Thereafter. . . . . . . . . . . . .   125,000         10.25%        127,125          8.76%
                                     --------                      --------
Total . . . . . . . . . . . . . . .  $160,500          9.96%       $129,625          8.72%
                                     --------                      --------
                                     --------                      --------
Fair value. . . . . . . . . . . . .  $155,183                      $129,625
                                     --------                      --------
                                     --------                      --------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Supplementary Data:          PAGE
                                                                            ----
  Financial Statements:
    Report of Independent Accountants . . . . . . . . . . . . . . . . . . .  22
    Consolidated Balance Sheet at December 31, 1997 and 1996. . . . . . . .  23
    Consolidated Statement of Income and Retained Earnings for
      the three years ended December 31, 1997 . . . . . . . . . . . . . . .  24
    Consolidated Statement of Cash Flows for the three years
      ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . .  25
    Notes to the Consolidated Financial Statements. . . . . . . . . . . . .  26
  Supplementary Data:
   Quarterly financial data - unaudited . . . . . . . . . . . . . . . . . .  59


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

          In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 21, present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
Cleveland, Ohio
March 16, 1998

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                               DECEMBER 31
                                                                                       ----------------------------

                                                                                           1997            1996
                                                                                       ------------    ------------
                                                                                        (IN THOUSANDS OF DOLLARS)
                                     ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 71,756         $ 23,779
  Accounts receivable (less allowance for doubtful accounts of $2,707 for 1997
    and $3,502 for 1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         68,433           54,371
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,718           29,082
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,740            3,877
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,256           10,530
                                                                                       --------         --------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .        187,903          121,639
Notes receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,692            2,744
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        286,472          269,366
Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,651           19,657
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,786            8,379
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,288            4,104
                                                                                       --------         --------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $507,792         $425,889
                                                                                       --------         --------
                                                                                       --------         --------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $      -         $ 14,000
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . .            500           17,250
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,035           33,399
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         72,265           33,224
                                                                                       --------         --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .        101,800           97,873
Commitments and contingencies (Note 17)
Long-term debt (net of unamortized discount) . . . . . . . . . . . . . . . . . .        289,625          193,185
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,985            9,452
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,479            5,914
                                                                                       --------         --------
                                                                                        400,889          306,424

Mandatorily redeemable senior convertible participating preferred stock. . . . .         61,404           53,885

Other preferred stock, common stock and other stockholders' equity . . . . . . .         43,945           50,743
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,554           14,837
                                                                                       --------         --------
                                                                                         45,499           65,580
                                                                                       --------         --------
        Total liabilities and stockholders' equity . . . . . . . . . . . . . . .       $507,792         $425,889
                                                                                       --------         --------
                                                                                       --------         --------


     The accompanying notes are an integral part of these consolidated financial statements.

                        TRAVELCENTERS OF AMERICA, INC.

            CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS


                                                                              YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                          1997         1996         1995
                                                                       ----------   ----------   ----------
                                                                             (IN THOUSANDS OF DOLLARS
                                                                             EXCEPT PER SHARE AMOUNTS)
Revenues:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  708,637    $550,212     $376,148
  Nonfuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      293,843      99,991       27,948
  Rent and royalties . . . . . . . . . . . . . . . . . . . . . . . .       36,848      46,055       51,801
                                                                       ----------    --------     --------
  Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . .    1,039,328     696,258      455,897
Cost of revenues (excluding depreciation). . . . . . . . . . . . . .      773,084     568,694      376,823
                                                                       ----------    --------     --------

Gross profit (excluding depreciation). . . . . . . . . . . . . . . .      266,244     127,564       79,074

Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . .      168,334      56,077       12,018
Selling, general and administrative expenses . . . . . . . . . . . .       35,619      31,265       30,965
Refinancing, transition and development costs. . . . . . . . . . . .       15,212       2,197          831
Depreciation and amortization. . . . . . . . . . . . . . . . . . . .       35,840      17,838       11,379
(Gain) loss on sales of property and equipment . . . . . . . . . . .      (11,244)      1,464          363
Other operating (income) expense, net. . . . . . . . . . . . . . . .          138        (140)        (167)
Income of subsidiary held for disposition. . . . . . . . . . . . . .            -      (5,255)      (6,199)
                                                                       ----------    --------     --------

Income from operations . . . . . . . . . . . . . . . . . . . . . . .       22,345      24,118       29,884
Interest (expense), net. . . . . . . . . . . . . . . . . . . . . . .      (22,898)    (15,236)     (13,344)
                                                                       ----------    --------     --------

(Loss) income before income taxes and extraordinary item . . . . . .         (553)      8,882       16,540
(Benefit) provision for income taxes . . . . . . . . . . . . . . . .         (344)      3,349        6,614
                                                                       ----------    --------     --------
(Loss) income before extraordinary item. . . . . . . . . . . . . . .         (209)      5,533        9,926
Extraordinary loss (less applicable income tax benefit of $3,608). .       (5,554)          -            -
                                                                       ----------    --------     --------

Net (loss) income. . . . . . . . . . . . . . . . . . . . . . . . . .       (5,763)      5,533        9,926

  Less: preferred dividends. . . . . . . . . . . . . . . . . . . . .       (7,520)     (6,599)      (5,791)
Retained earnings beginning of the year:
  As previously reported . . . . . . . . . . . . . . . . . . . . . .            -      16,994       11,948
  Adjustments (Note 21). . . . . . . . . . . . . . . . . . . . . . .            -      (1,091)        (180)
                                                                       ----------    --------     --------
  As restated. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,837      15,903       11,768
                                                                       ----------    --------     --------
Retained earnings end of the year. . . . . . . . . . . . . . . . . .   $    1,554    $ 14,837     $ 15,903
                                                                       ----------    --------     --------
                                                                       ----------    --------     --------
Earnings per common share:
  Income (loss) before extraordinary item. . . . . . . . . . . . . .   $    (7.56)   $  (0.81)    $   3.04
  Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .        (5.44)          -            -
                                                                       ----------    --------     --------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .   $   (13.00)   $  (0.81)    $   3.04
                                                                       ----------    --------     --------
                                                                       ----------    --------     --------
Earnings per common share - assuming dilution:
  Income (loss) before extraordinary item. . . . . . . . . . . . . .   $    (7.56)   $  (0.81)    $   0.57
  Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .        (5.44)          -            -
                                                                       ----------    --------     --------
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .   $   (13.00)   $  (0.81)    $   0.57
                                                                       ----------    --------     --------
                                                                       ----------    --------     --------


     The accompanying notes are an integral part of these consolidated financial statements.

                            TRAVELCENTERS OF AMERICA, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1997         1996         1995
                                                                            ----------   ----------   ----------
                                                                                  (IN THOUSANDS OF DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .      $  (5,763)    $  5,533     $  9,926
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . .          5,554            -            -
    Net income of subsidiary held for disposition. . . . . . . . . . .              -       (3,153)      (3,754)
    Depreciation and amortization. . . . . . . . . . . . . . . . . . .         35,840       17,838       11,379
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .         (4,330)         394        1,693
    Provision for doubtful accounts. . . . . . . . . . . . . . . . . .          1,688        2,545        2,089
    (Gain) loss on sale of property and equipment. . . . . . . . . . .        (11,244)       1,464          363
    Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets and the reconsolidation of a subsidiary previously held for disposition:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .        (20,773)       5,822       (3,256)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,422       (1,588)         284
      Other current assets . . . . . . . . . . . . . . . . . . . . . .            448       (3,617)      (4,537)
      Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .         (4,364)      (2,083)       5,043
      Other current liabilities. . . . . . . . . . . . . . . . . . . .         42,648        6,005          218
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .            544       (1,540)         (12)
                                                                            ---------     --------     --------
    Net cash provided by operating activities. . . . . . . . . . . . .         41,670       27,620       19,436
                                                                            ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets . . . . . . . . . . . . . . . . . . .        (15,127)      (2,352)        (575)
  Proceeds from sales of property and equipment. . . . . . . . . . . .         37,958          643        1,404
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .        (60,818)     (20,545)     (19,930)
  Refund of purchase price . . . . . . . . . . . . . . . . . . . . . .              -            -        1,500
                                                                            ---------     --------     --------
    Net cash used in investing activities. . . . . . . . . . . . . . .        (37,987)     (22,254)     (17,601)
                                                                            ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings. . . . . . . . . . . . . . . . . . . . . .          3,750       14,000            -
  Revolving loan repayments. . . . . . . . . . . . . . . . . . . . . .        (17,750)           -            -
  Long-term debt borrowings. . . . . . . . . . . . . . . . . . . . . .        205,000            -            -
  Long-term debt repayments. . . . . . . . . . . . . . . . . . . . . .       (126,675)     (12,375)     (14,075)
  Proceeds from issuance of stock. . . . . . . . . . . . . . . . . . .            329           39            -
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . .         (7,456)        (751)         (66)
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . .        (12,904)           -            -
  Reconsolidation of subsidiary previously held for disposition. . . .              -       14,309            -
                                                                            ---------     --------     --------
    Net cash (used in) provided by financing activities. . . . . . . .         44,294       15,222      (14,141)
                                                                            ---------     --------     --------
      Net increase (decrease) in cash. . . . . . . . . . . . . . . . .         47,977       20,588      (12,306)
Cash at the beginning of the year. . . . . . . . . . . . . . . . . . .         23,779        3,191       15,497
                                                                            ---------     --------     --------
Cash at the end of the year. . . . . . . . . . . . . . . . . . . . . .      $  71,756     $ 23,779     $  3,191
                                                                            ---------     --------     --------
                                                                            ---------     --------     --------


     The accompanying notes are an integral part of these consolidated financial statements.

                       TRAVELCENTERS OF AMERICA, INC.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

          The Company, through its operating subsidiaries, is a nationwide marketer of truck and auto fuel and related products and services through two networks of full-service travel centers (121 operated under the "TA" and "TravelCenters of America" trademarks (the "TA Network") and six operated under the "Unocal 76" trademark (the "National Network")) in 36 states. Of the network locations at December 31, 1997, the Company owns or leases 118 locations, 35 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 83 of which are operated by the Company ("Company-operated Sites"). Nine locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites"). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS 76 and STAR billing systems; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

     The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company's name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the "National Acquisition") the National Network assets from a subsidiary of Unocal Corporation ("Unocal") and in December 1993 acquired (the "TA Acquisition") the TA Network assets from subsidiaries of The British Petroleum Company p.l.c. ("BP").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The TA Acquisition required the consent of the operators and independent franchisees who were holders of the Company's former Class A Common Stock (the "Operator Stockholders"). The Operator Stockholders consented to the TA Acquisition and, in connection therewith, the Company was granted an option to repurchase, for cash and its stock in TA Holdings Corporation ("TAHC"), all of its equity securities, including its mandatorily redeemable preferred stock, and warrants not held by the Operator Stockholders and senior management of National. Accordingly, the Company's consolidated financial statements presented the net assets of TAHC as held for disposition. The carrying value thereof represented the purchase price paid to acquire TAHC plus TAHC's results of operations subsequent to December 31, 1994. TAHC's results of operations for 1995 and through September 30, 1996 were included in the Company's consolidated statement of income and retained earnings as a single amount. Effective September 30, 1996, a decision was made to retain TAHC and, subsequently, the Company chose to pursue the combination of the operations of the TA and National Networks. Accordingly, at that date, the carrying value of the Company's investment in TAHC of $44,637,000 was allocated to the identifiable assets and liabilities based on the current fair values as of that date. In addition, the results of operations and cash flows of TAHC are included in the consolidated results of operations and cash flows of the Company from October 1, 1996. TAHC had net income of $3,153,000 and $3,754,000 for the nine months ended September 30, 1996 and the year ended December 31, 1995, respectively.

     For a pro forma presentation of the Company's consolidated results of operations for each of the two years ended December 31, 1996, as though TAHC had not been held for disposition for the period January 1, 1994 through September 30, 1996, see Note 22.

                       TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation ("TA"), TA Franchise Systems Inc. ("TAFSI") and National Auto/Truckstops, Inc. ("National"), and TA Travel, L.L.C., a wholly owned subsidiary of TA. The Company's 50% investment in TABB L.L.C., a joint venture which jointly markets to and bills fleet customers for purchases at the combined networks of the Company and its co-venturer, is accounted for by the equity method. Intercompany accounts and transactions have been eliminated. TAHC was consolidated until the time of the Company's recapitalization (see Note 3) in March 1997, at which time it was merged into the Company. TAHC had been the parent of TA, which had been the parent of TAFSI.

REVENUE RECOGNITION

     Fuel sales and related costs are recognized at the time of delivery of motor fuel and other products to customers at either the terminal or the Leased Sites and Franchisee-Owner Sites and at the time of final sale to consumers at the Company-operated Sites and at those locations that operated under fuel consignment agreements.

     Franchise and royalty revenues are recognized at the point such revenues are earned, typically when collectible and when the Company has fulfilled substantially all of its obligations under the related agreements.

INVENTORIES

     Inventories are stated at cost, which approximates market value, cost being determined on the first in, first out basis for petroleum products and principally as the weighted average costs for nonfuel merchandise.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, initially determined in accordance with purchase accounting principles and based largely on independent professional appraisals. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

          Buildings and site improvement. . . . . . . .    15  years
          Pumps and underground storage tank. . . . . .  5-10  years
          Machinery and equipment . . . . . . . . . . .  3-10  years
          Furniture and fixture . . . . . . . . . . . .  5-10  years

     Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed are removed from the accounts. Any resulting gains or losses are recognized in operations.

                       TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

     Deferred financing costs were recorded in conjunction with issuing long-term debt and are being amortized on a basis approximating the interest method over the lives of the related debt instruments, ranging from five to ten years. The intangible assets are being amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them (see Note 8).

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No.
(SFAS) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment charges are recognized when the carrying values of long-lived assets to be held and used in the business exceed the estimated undiscounted future cash flows of those assets, and when the carrying values of long-lived assets to be disposed of exceed the estimated fair value less cost to sell for those assets. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation in accordance with Accounting Principles Board Opinion 17, "Intangible Assets," and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the future benefit of the asset. Impairment charges are included in depreciation and amortization in the income statement.

CLASSIFICATION OF COSTS AND EXPENSES

     Cost of revenues represents the costs of fuels and other products sold, including freight. Operating expenses consist primarily of labor, maintenance, supplies, utilities, warehousing, purchasing and occupancy costs. Development expenses represent costs incurred to primarily acquire and establish new Network locations. Refinancing expenses represent nonrecurring costs incurred in attempts to refinance the Company's indebtedness. Transition expenses represent the nonrecurring costs incurred by the Company in connection with effecting the Combination Plan, including severance and relocation expenses, costs to convert Leased Sites to Company-operated Sites, costs to dispose of Leased Sites and terminate Franchisee-Owner Sites and costs to consolidate management and operation of the Company's two networks into a single network. Costs of advertising are expensed as incurred.

ENVIRONMENTAL REMEDIATION

     The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on behalf of the Company by Unocal and BP, at Unocal's and BP's sole expense (see Note 17).

INCOME TAXES

     Deferred income tax assets and liabilities are established to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities.

CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                       TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONCENTRATION OF CREDIT RISK

     The Company grants credit to its customers and may require letters of credit or other collateral.

DERIVATIVE INSTRUMENTS

     On a limited basis, the Company engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments. These commodity-based instruments are used to manage exposure to price fluctuations related to the anticipated purchase of diesel fuel and gasoline.

     Changes in market value of derivative instruments are deferred and are subsequently recognized in income in the same period as the underlying transaction. Recorded deferred gains or losses are reflected within other current assets or other current liabilities.

     At December 31, 1997 and 1996 the amount of open derivative contracts and the related fair market value and deferred gains and losses were immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which estimation is practicable:

          CASH AND SHORT-TERM INVESTMENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE: The fair values of financial instruments classified as current assets or liabilities approximate the carrying values due to the short-term maturity of the instruments.

          LONG-TERM DEBT: The fair value of the Company's fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of the Company's fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to the Company for financings with similar terms and maturities. The fair values of the Company's variable-rate indebtedness approximates the carrying value of that indebtedness. (See Note 11.)

RECLASSIFICATIONS

     Certain reclassifications of prior years' data have been made to conform with the current year presentation.

3.   RECAPITALIZATION, RESTRUCTURING AND COMBINATION

          On March 27, 1997, the Company was recapitalized and restructured pursuant to a series of transactions in which (i) the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, TA, TAFSI and National (the Company's former subsidiary, TAHC, was merged into the Company as of such date), (ii) the Company's indebtedness under the old National and TA debt agreements was refinanced (the "Refinancing"), and (iii) TA and National guaranteed the Company's indebtedness under its new credit facilities (see Note 11).

          Consequent to the early extinguishment of the Company's prior indebtedness, the Company recognized an extraordinary loss, net of applicable income taxes, of $5,554,000 as a result of writing off the then remaining unamortized balances of deferred financing costs and debt discount related to those prior borrowings of approximately $7,847,000 and $1,315,000, respectively. The approximately $12,903,000 of financing costs associated with the Company's new borrowings have been capitalized and will be amortized over the lives of the related new debt instruments.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



          As a result of the combination of the Company's two networks under the existing TA management, most of National's corporate-level employees have been or will be terminated. In January 1997, certain of National's executive officers resigned and related severance costs of approximately $774,000 were recognized. In May 1997 management finalized its plans regarding the employee terminations and, accordingly, the related expense of approximately $1,833,000 was recognized. The severance expense, which totalled approximately $2,607,000 for the year ended December 31, 1997, is included in the income statement within refinancing, transition and development costs. Pursuant to the Company's plans, 111 employees have been or will be terminated. Through December 31, 1997, approximately $2,032,000 of termination benefits had been paid to the 106 employees actually terminated. At December 31, 1997, the remaining accrual for termination benefits, which will be substantially paid by March 1998, was approximately $575,000.

4.   EARNINGS PER SHARE

     In 1997 the Company adopted SFAS No. 128, "Earnings Per Share." The computation of basic earnings per common share is based upon the weighted-average number of shares of common stock outstanding. Previously reported earnings per share (EPS) have been restated. A reconciliation of the income and shares used in the computation follows:


                                                                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                                              ----------------------------------------
                                                                INCOME         SHARES        PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                              ----------------------------------------
                                                                   (DOLLARS AND SHARES IN THOUSANDS)

Income (loss) before extraordinary item. . . . . . . . .      $   (209)
Less:  Preferred stock dividends . . . . . . . . . . . .        (7,520)
Basic EPS and Diluted EPS
                                                              ---------
   Income (loss) available to common stockholders. . . .      $ (7,729)        1,022          $(7.56)
                                                              ---------        ------         --------
                                                              ---------        ------         --------

The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1997. Effective January 1, 1998, 157,000 options to purchase common stock were granted to management and non-employee directors.


                                                                 FOR THE YEAR ENDED DECEMBER 31, 1996
                                                              ----------------------------------------
                                                                INCOME         SHARES        PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                              ----------------------------------------
                                                                   (DOLLARS AND SHARES IN THOUSANDS)


Income before extraordinary item . . . . . . . . . . . .      $  5,533
Less:  Preferred stock dividends . . . . . . . . . . . .        (6,599)
Basic EPS and Diluted EPS                                     ---------

   Income (loss) available to common stockholders. . . .      $ (1,066)        $ 1,319        $  (0.81)
                                                              ---------        -------        ---------
                                                              ---------        -------        ---------

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1996.



                                                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                                                              ----------------------------------------
                                                                INCOME         SHARES        PER-SHARE
                                                              (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                                              ----------------------------------------
                                                                   (DOLLARS AND SHARES IN THOUSANDS)

Income before extraordinary item . . . . . . . . . . . .      $  9,926
Less:  Preferred stock dividends . . . . . . . . . . . .        (5,791)
                                                              ---------
Basic EPS
   Income available to common stockholders . . . . . . .         4,135         1,361          $  3.04
                                                                                              -------
                                                                                              -------

Effect of Dilutive Securities
   Options and warrants. . . . . . . . . . . . . . . . .                         140
   Convertible preferred stock . . . . . . . . . . . . .                       5,729
                                                              ---------        -----
Diluted EPS
   Income available to common stockholders plus
   assumed conversions . . . . . . . . . . . . . . . . .      $  4,135         7,230          $  0.57
                                                              ---------        -----          -------
                                                              ---------        -----          -------

5.   INVENTORIES

     Inventories consist of the following:


                                                                              DECEMBER 31,
                                                                         -------------------
                                                                           1997        1996
                                                                         -------     -------

Nonfuel merchandise. . . . . . . . . . . . . . . . . . . . . . .         $30,883     $26,090
Petroleum products . . . . . . . . . . . . . . . . . . . . . . .           2,835       2,992

   Total inventories . . . . . . . . . . . . . . . . . . . . . .         $33,718     $29,082

6.   NOTES RECEIVABLE

     The Company has notes receivable agreements with certain Operators and Franchisee-Owners to finance on a long-term basis past due accounts receivable owed by those customers. Certain of these customers are related parties (see
Note 16). The notes have terms ranging from six months to six years and principally accrue interest at a variable rate of the prime lending rate plus 2 percent. The Company also has notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 14). These notes have terms of nine years and accrue interest at fixed rates between
4.76 and 6.42 percent.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Notes receivable consists of the following:


                                                                DECEMBER 31,
                                                             ----------------
                                                              1997      1996
                                                             ------    ------

     Principal amount of notes outstanding . . . . . . .     $2,939    $5,561
     Less: allowance for doubtful accounts . . . . . . .        877     1,316
                                                             ------    ------
                                                              2,062     4,245
     Less: amounts due within one year . . . . . . . . .        370     1,501
                                                             ------    ------

     Notes receivable, net . . . . . . . . . . . . . . .     $1,692    $2,744
                                                             ------    ------
                                                             ------    ------

The amount due within one year is included within other current assets on the balance sheet.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                              DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------

Land and land improvements. . . . . . . . . . . . .      $ 51,230    $ 52,028
Buildings and improvements. . . . . . . . . . . . .       206,249     213,573
Machinery, equipment and furniture. . . . . . . . .        58,464      52,225
Construction in progress. . . . . . . . . . . . . .        44,975       8,647
                                                         --------    --------

Total cost. . . . . . . . . . . . . . . . . . . . .       360,918     326,473
Less: accumulated depreciation. . . . . . . . . . .        74,446      57,107
                                                         --------    --------

Property and equipment, net . . . . . . . . . . . .      $286,472    $269,366
                                                         --------    --------
                                                         --------    --------

     During 1995, the Company received from Unocal a refund of $1,500,000 of the purchase price paid in 1993 in consideration of property improvements required by the asset purchase agreement but not yet completed by Unocal. This amount was recorded as a reduction to property and equipment.

    Pursuant to the Combination Plan, nine Company-operated Sites were being held for sale as of December 31, 1997. Two of these travel centers were closed in late 1997. The Company expects all of these sales to be completed within 1998. The total carrying value of these sites at December 31, 1997 was $10,401,000. Based on the Company's estimated sales proceeds and costs of selling these sites, an impairment charge totalling $559,000 has been recognized with respect to two of the sites. This impairment charge is included in depreciation and amortization in the income statement. As Company-operated Sites during 1997, these nine sites generated income from operations of $847,000.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.   INTANGIBLE ASSETS

          Intangible assets consist of the following:


                                                               DECEMBER 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------

     Noncompetition agreements. . . . . . . . . . . . .   $ 26,200    $ 26,200
     Leasehold interest . . . . . . . . . . . . . . . .      1,724       1,724
     Trademarks . . . . . . . . . . . . . . . . . . . .      2,313       2,313
     Franchise goodwill . . . . . . . . . . . . . . . .      7,348         994
                                                          --------    --------

     Total cost . . . . . . . . . . . . . . . . . . . .     37,585      31,231
     Less: accumulated amortization . . . . . . . . . .     21,934      11,574
                                                          --------    --------

     Intangible assets, net . . . . . . . . . . . . . .   $ 15,651    $ 19,657
                                                          --------    --------
                                                          --------    --------

     As part of the National and TA Acquisitions, the Company entered into noncompetition agreements with Unocal and BP pursuant to which Unocal and BP each agreed to refrain from re-entering the truckstop business for periods of 10 and 7 years, respectively, from the acquisition dates. The intangible assets related to these noncompetition agreements represent the present values of the estimated cash flows the Company would lose due to competition resulting from re-entry of Unocal or BP into the travel center market were they not constrained from doing so. The intangible assets are being amortized over the 10 and 7 year periods.

     Leasehold interest represents the value, obtained through the TA Acquisition, of favorable lease provisions at one TA Network location, the lease for which extended 112 years from the TA Acquisition. The leasehold interest is being amortized over the 112 year period. Trademarks relates primarily to the Company's purchase of the "Truckstops of America" and "Country Pride" trademarks, service marks, trade names and commercial symbols. The trademarks are being amortized over their estimated economic life of 15 years.

     Franchise goodwill results from the acquisitions during 1997 and 1996 of the businesses and operating assets related to Leased Sites, and represents the excess of amounts paid to the related Operators over the fair values of the tangible assets acquired. This goodwill was being amortized on a straight-line basis over fifteen years. During the fourth quarter of 1997, as a result of a review of the operations of the acquired travel centers, an impairment charge of $6,941,000 was recorded to write off this goodwill.
This charge is included in depreciation and amortization in the income statement.

9.   OTHER ACCRUED LIABILITIES

     Other accrued liabilities consist of the following:


                                                                 DECEMBER 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
                                                              (IN THOUSANDS)

      Taxes payable, other than income taxes. . . . . .     $ 16,605   $  8,305
      Accrued wages and benefits. . . . . . . . . . . .        9,587      4,872
      Interest payable. . . . . . . . . . . . . . . . .        4,371      2,525
      Other accrued liabilities . . . . . . . . . . . .       41,702     17,522
                                                            --------   --------

      Total other accrued liabilities . . . . . . . . .     $ 72,265   $ 33,224
                                                            --------   --------
                                                            --------   --------

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.  REVOLVING LOAN

     As a result of the Refinancing, the Company has available a revolving loan facility of $40,000,000 (see Note 11). The interest rate for borrowings under this revolving loan facility is based on either an alternate base rate (ABR) plus 1.50 percent or an adjusted London Interbank Offered Rate (LIBOR) plus 2.50
percent.   After March 27, 1998, if certain conditions are satisfied, the spread added to the baseline rates will be reduced by 0.25 percent. There were no borrowings under the new revolving loan facility at December 31, 1997 (although $1,529,000 was utilized for letters of credit). There were $14,000,000 of outstanding borrowings at December 31, 1996 under the prior revolving loan facilities.

11.  LONG-TERM DEBT

     In March 1997, the Company refinanced its outstanding indebtedness (see
Note 3).

     Long-term debt consists of the following:


                                                                                          DECEMBER 31,
                                                                                    ---------------------
                                                             INTEREST     MATURITY    1997         1996
                                                             --------     --------  --------     --------
                                                                                       (IN THOUSANDS)

Senior secured term loans (a). . . . . . . . . . . .           (b)        1999      $      -     $ 39,800
Senior secured term loans (c). . . . . . . . . . . .           (d)        2000             -       42,000
Senior secured term loans (e). . . . . . . . . . . .           (f)        2005        79,625            -
Senior secured notes (g) . . . . . . . . . . . . . .          8.76%       2002             -       65,000
Senior secured notes (h) . . . . . . . . . . . . . .          8.63%       2002             -       25,000
Senior secured notes - Series I (i). . . . . . . . .          8.94%       2002        35,500            -
Senior secured notes - Series II (j) . . . . . . . .           (k)        2005        50,000            -
Subordinated notes (l) . . . . . . . . . . . . . . .         12.50%       2003             -       25,000
Subordinated notes (m) . . . . . . . . . . . . . . .         12.00%       2003             -       15,000
Senior subordinated notes (n). . . . . . . . . . . .         10.25%       2007       125,000            -
                                                                                    --------     --------

     Total. . . . . . . . . . . . . . . . . . . . .                                  290,125      211,800
Less: amounts due within one year . . . . . . . . .                                      500       17,250
Less: unamortized discount. . . . . . . . . . . . .                                        -        1,365
                                                                                    --------     --------

     Total. . . . . . . . . . . . . . . . . . . . .                                 $289,625     $193,185
                                                                                    --------     --------
                                                                                    --------     --------

________________________________

(a) On April 13, 1993, the Company entered into a $100,000,000 Credit Agreement with a group of banks. This Credit Agreement consisted of three components: term loans of a maximum $70,000,000, swingline loans not to exceed $3,000,000, and revolving loans (see Note 10) not to exceed $30,000,000 (including any swingline loans outstanding). No borrowings under the swingline loan were outstanding at December 31, 1996. This borrowing was retired as a result of the Refinancing.

(b) Interest accrued at variable rates based on an adjusted LIBOR (5.625% at December 31, 1996) plus 2 3/4 percent. The average effective interest rates for the years ended December 31, 1996 and 1995 were 9.5 percent and 9.4 percent, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(c) On December 9, 1993, the Company entered into a $73,000,000 Credit Agreement with a group of banks. This Credit Agreement consisted of three components: term loans of a maximum $53,000,000, swingline loans not to exceed $3,000,000, and revolving loans (see Note 10) not to exceed $20,000,000 (including any swingline loans outstanding and letters of credit issued). There were no borrowings under the swingline loan or revolving loan commitments. There were $1,529,000 of outstanding letters of credit under the Credit Agreement at December 31, 1996. This borrowing was retired as a result of the Refinancing.

(d) Interest accrued at variable rates based on an adjusted LIBOR plus 2 3/4 percent. The average effective interest rates for the years ended December 31, 1996 and 1995 were 8.9 percent and 9.1 percent, respectively.

(e) On March 21, 1997, in connection with the Refinancing, the Company entered into a $120,000,000 Credit Agreement with a group of banks. This Credit Agreement consists of three components: term loans of a maximum $80,000,000, swingline loans not to exceed $5,000,000, and revolving loans (see Note 10) not to exceed $40,000,000 (including any swingline loans outstanding and letters of credit issued). There have been no borrowings under the swingline loan or revolving loan commitments to date. Payments of principal, interest and commitment fees related to the Credit Agreement are scheduled at each quarter end in installments of principal ranging from $125,000 to $11,750,000, with the first payment due on June 30, 1997, and the last quarterly payment due on March 27, 2005. Optional prepayments are allowed under the Credit Agreement and, in addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company. Commitment fees are calculated as 1/2 of 1 percent on the average daily unused amount of the revolving loan commitment. There were $1,529,000 of outstanding letters of credit under the Credit Agreement at December 31, 1997.

(f) Interest accrues at variable rates based on either an alternate base rate (ABR) or an adjusted LIBOR. The rate at which interest accrues is calculated as either the ABR rate plus 2.0 percent or the LIBOR rate plus 3.0 percent, each such spread being subject to a reduction should the Company meet certain conditions. Management has the option to select which rate is to be applied at the beginning of each loan period, the term of which varies from 1 month to 6 months. The Company has met the certain conditions and, accordingly, the spread added to the baseline rates has been reduced to 1 3/4 percent and 2 3/4 percent, respectively. The interest rate was set on December 31, 1997 at
     8.6875 percent for 3 months. The average effective interest rate for 1997 was 8.58 percent.

(g) On April 13, 1993, the Company issued $65,000,000 of Senior Secured Notes. This borrowing was retired as a result of the Refinancing.

(h) On December 9, 1993, the Company issued $25,000,000 of Senior Secured Notes. This borrowing was retired as a result of the Refinancing.

(i) On March 21, 1997, in connection with the Refinancing, the Company issued $35,500,000 of Series I Senior Secured Notes. Interest payments on these notes are due semiannually on June 30 and December 31. Optional prepayments are allowed under the note purchase agreement and required payments are due on June 30, 2001, December 31, 2001, June 30, 2002 and December 31, 2002 in the amount of $8,875,000 each, such amounts to be reduced by certain other prepayments. In the event of certain prepayments, the Company may be subject to the make-whole provision of the note agreement, which requires payment of a prepayment premium to the holders of the Series I Senior Secured Notes. In addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(j) On March 21, 1997, in connection with the Refinancing, the Company issued $50,000,000 of Series II Senior Secured Notes. Interest payments on these notes are due semiannually on March 31 and September 30. Optional prepayments are allowed under the note purchase agreement and required principal payments are scheduled at each quarter end in installments of principal ranging from $5,000,000 to $7,500,000, with the first payment made on June 30, 2003 and the last quarterly payment due on March 31, 2005, such amounts to be reduced by certain other prepayments. In the event of prepayments, the Company may be subject to the break funding cost provision of the note agreement. In addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

(k) Interest accrues at a rate based on an adjusted LIBOR. The rate at which interest accrues is calculated as the LIBOR rate plus 3.0 percent, which rate can be reduced after March 27, 1998 by 0.25 percent, if certain conditions are met. The interest rate is reset at the beginning of each loan period, the term of which is 6 months. The interest rate was set on September 30, 1997 at 8.8438 percent. The average effective interest rate for 1997 was 8.86 percent.

(l) On April 13, 1993, the Company issued $25,000,000 of Subordinated Notes. The holders of the Subordinated Notes also received warrants to purchase 128,206 shares of the Company's common stock, resulting in a discount of $1,282,000 to the principal balance of these Subordinated Notes. This borrowing was retired as a result of the refinancing.

(m)  On December 10, 1993, the Company issued $15,000,000 of
     Subordinated Notes. The holders of the Subordinated Notes also received 80,520 shares of the Company's common stock, resulting in a discount of $805,000 to the principal balance of these Subordinated Notes. This borrowing was retired as a result of the Refinancing.

(n) On March 27, 1997, in connection with the Refinancing, the Company issued $125,000,000 of Senior Subordinated Notes. Interest payments on these notes are due semiannually on April 1 and October 1. Optional prepayments are allowed under certain circumstances under the note purchase agreement, any such payments reducing the required payment of $125,000,000 due April 1, 2007.

          The borrowings under the Credit Agreement and Senior Secured Note Exchange Agreement are secured by mortgages on substantially all of the Company's property and equipment in the manner described in the Master Collateral and Intercreditor Agreement negotiated between the lending banks under the Credit Agreement and the Senior Secured Note holders. In the event of a change in control of the Company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

          Under the terms of the Credit Agreement and the Senior Secured Note Exchange Agreement, the Company is required to maintain certain affirmative and negative covenants, including minimum interest coverage, minimum debt service coverage, minimum consolidated net worth, minimum current ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company was in compliance with the covenants at December 31, 1997.

          Under the terms of the Indenture for the Senior Subordinated Notes due 2007, the Company is required to maintain certain affirmative and negative covenants that, among other things, provide for a minimum coverage ratio. The Company was in compliance with the covenants at December 31, 1997.

          Scheduled payments of long-term debt in the next five years are $500,000 in 1998; $500,000 in 1999; $500,000 in 2000; $18,250,000 in 2001 and
$18,250,000 in 2002.

                         TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          Based on the borrowing rates currently available to the Company for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes, the fair value of long-term debt at December 31, 1997 and 1996 approximated the recorded value.

12.  LEASE COMMITMENTS

     The Company has entered into lease agreements covering certain of its travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 1997, were as follows:


     YEAR ENDING
     DECEMBER 31,                                                     (IN THOUSANDS)

     1998. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,800
     1999. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,642
     2000. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,537
     2001. . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,104
     2002. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,781
     Thereafter. . . . . . . . . . . . . . . . . . . . . . . . .       30,216
                                                                      -------

                                                                      $53,080
                                                                      -------
                                                                      -------

     Total rental expenses on all operating leases were approximately $5,658,000, $1,357,000 and $676,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

13.  MANDATORILY REDEEMABLE SENIOR CONVERTIBLE PARTICIPATING PREFERRED STOCK


                                                                 DECEMBER 31,
                                                             ------------------
                                                              1997       1996
                                                             -------    -------
                                                               (IN THOUSANDS)

  Series I--3,000,000 shares authorized, $0.01 par value;
     2,680,656 shares issued and outstanding, shown at
     redemption value. . . . . . . . . . . . . . . . . . . . $45,531    $39,956
  Series II--1,000,000 shares authorized, $0.01 par value;
     934,344 shares issued and outstanding, shown at
     redemption value. . . . . . . . . . . . . . . . . . . .  15,873     13,929
                                                             -------    -------

  Total. . . . . . . . . . . . . . . . . . . . . . . . . . . $61,404    $53,885
                                                             -------    -------
                                                             -------    -------

     VOTING RIGHTS. Holders of Series I Mandatorily Redeemable Senior Convertible Preferred Stock are entitled to vote on all matters, other than the election of directors (see Note 14--Common Stock-Voting Rights below), submitted to a vote of the Company's stockholders. Series II Mandatorily Redeemable Senior Convertible Preferred Stock is non-voting.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          DIVIDENDS. Dividends accumulate on the original $10.00 per share purchase price at a rate of 13.5 percent per annum, compounded semi-annually, and are not paid currently but accumulate and increase the liquidation preference. Such dividends accrue whether or not declared by the Board of Directors. Accrued dividends totaled $25,254,000 and $17,735,000 at December 31, 1997 and 1996, respectively. Holders also participate pro rata, on a share for share basis, with the outstanding Convertible Preferred Stock and Common Stock, in dividends and distributions, other than liquidating distributions.

          CONVERSION. The conversion rights of the holders are the same as those for holders of the Series I and Series II Convertible Preferred Stock, respectively, (see Note 14--Convertible Preferred Stock-Conversion below) except, if the Company consummates an underwritten public offering of Common Stock pursuant to which the net offering price per share is equal to or greater than the Trigger Price (defined as an amount equal to $10.00 plus interest at a rate of 13.5 percent per annum, compounded semi-annually, from the closing date of the TA Acquisition to the date of such public offering) and the net proceeds raised in the offering are at least $50 million, the Company will have the right to require that each share of Series I Mandatorily Redeemable Senior Convertible Participating Preferred Stock be converted into one share of Series I Convertible Preferred Stock and that each share of Series II Mandatorily Redeemable Senior Convertible Participating Preferred Stock be converted into one share of Series II Convertible Preferred Stock.

          LIQUIDATION PREFERENCE. Upon liquidation, holders are entitled to receive the Senior Liquidation Preference, defined as $10.00 plus the amount of all accrued and unpaid dividends to the liquidation date, before any payment is made to holders of Convertible Preferred Stock or Common Stock. Any remaining amounts available for distribution to the Company's equity holders will be distributed in the following order of priority:

               (i) holders of Convertible Preferred Stock shall be entitled to receive $10.00 for each outstanding share,

              (ii) holders of Common Stock shall be entitled to receive $10.00 for each outstanding share of Common Stock,

             (iii) holders of Convertible Preferred Stock and Common Stock shall be entitled to receive an amount such that, including such amounts distributed in (i) and (ii) above, they have each received an amount equal to the Senior Liquidation Preference,

              (iv) holders of Mandatorily Redeemable Senior Convertible Participating Preferred Stock, Convertible Preferred Stock and Common Stock shall be entitled to receive amounts such that the amount distributed in respect of each outstanding share of Mandatorily Redeemable Senior Convertible Participating Preferred Stock pursuant to this clause shall equal 50 percent of the amount distributed in respect of each outstanding share of Convertible Preferred Stock and Common Stock pursuant to this clause.

          OPTIONAL REDEMPTION. If the Company proposes to declare and pay any dividends or other distributions in respect of Convertible Preferred Stock or Common Stock, the Company shall first offer to utilize such proceeds to redeem shares of the Mandatorily Redeemable Senior Convertible Participating Preferred Stock at a redemption price per share equal to the Senior Liquidation Preference. Any portion not used to redeem shares of Mandatorily Redeemable Senior Convertible Participating Preferred Stock may be utilized by the Company to pay dividends pari passu to the holders of outstanding shares of Mandatorily Redeemable Senior Convertible Participating Preferred Stock, Convertible Preferred Stock and Common Stock.

          CALL OPTION. The Company may, at its option and at any time, call for redemption all (but not less than all) of the outstanding shares at a price per share equal to the Senior Liquidation Preference. The holders will be provided an opportunity to convert such shares into shares of Common Stock prior to the redemption.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          MANDATORY REDEMPTION. The Company shall redeem all of the then outstanding shares on December 10, 2008, at a redemption price per share equal to the Senior Liquidation Preference.

14.  OTHER PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY


                                                                              DECEMBER 31,
                                                                         --------------------
                                                                            1997        1996
                                                                         --------    --------
                                                                             (IN THOUSANDS)

Convertible Preferred Stock:
  Series I--3,000,000 shares authorized, $0.01 par value;
     2,594,876 shares outstanding. . . . . . . . . . . . . . . . . . .   $    26     $    26
  Series II--1,500,000 shares authorized, $0.01 par value;
     1,237,374 shares outstanding. . . . . . . . . . . . . . . . . . .        12          12
Common Stock - 30,000,000 shares authorized, $0.01
  par value;  633,511 shares outstanding at
  December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .        14           -
Class A Common Stock--5,000,000 shares authorized, $0.01
  par value;  1,036,250  shares outstanding at
  December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .         -          11
Class B Common Stock--25,000,000 shares authorized, $0.01
  par value;  256,198 shares outstanding at
  December 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . .         -           3
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    52,305      51,649
Treasury stock--at cost; 780,200 and 88,200 shares at
  December 31, 1997 and 1996, respectively . . . . . . . . . . . . . .    (8,412)       (958)
                                                                         --------    --------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $43,945     $50,743
                                                                         --------    --------
                                                                         --------    --------

          In April 1993, the Company issued 1,111,250 shares of Class A Common Stock, 56,500 shares of Class B Common Stock and 3,832,250 shares of Convertible Preferred Stock, which consists of 2,594,876 shares of Series I Convertible Preferred Stock and 1,237,374 shares of Series II Convertible Preferred Stock.

          In December 1993, the Company issued 165,520 shares of Class B Common Stock and 3,615,000 shares of Mandatorily Redeemable Senior Convertible Participating Preferred Stock, which consists of 2,680,656 shares of Series I Mandatorily Redeemable Senior Convertible Participating Preferred Stock and 934,344 shares of Series II Mandatorily Redeemable Senior Convertible Participating Preferred Stock (see Note 13).

          As of March 6, 1997 the Amended and Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and by-laws of the Company and the by-laws of National, as the case may be, were amended to:
(i) eliminate the supermajority voting requirements of the Company's stockholders and the Company's and National's boards of directors that were applicable to certain actions taken with respect to the Company or National,
(ii) eliminate all designations of classes of common stock, the convertibility of one class of common stock into another and all class votes of holders of common stock, (iii) change the names of the Class A Common Stock and the Class B Common Stock to Common Stock, (iv) provide that all of the outstanding shares of preferred stock of the Company be convertible into Common Stock on the same basis as they previously had been into Class B Common Stock, and (v) eliminate class votes for Directors of the Company and to provide that Directors will be elected by holders of Common Stock and Series I Preferred Stock voting together as a single class.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONVERTIBLE PREFERRED STOCK

          VOTING RIGHTS. Each share of Series I Convertible Preferred Stock entitles the holder to one vote on all matters, other than the election of directors, submitted to a vote of the Company's stockholders. Series II Convertible Preferred Stock is non-voting.

          DIVIDENDS.  See Common Stock--Dividends below.

          CONVERSION. Each share of Series I Convertible Preferred Stock is convertible into a share of Common Stock at any time at the option of the holder.

          Each share of Series II Convertible Preferred Stock is convertible at any time at the option of the holder into such number of shares of Common Stock that in the aggregate do not exceed the lesser of (i) one share of Common Stock for each share of Series II Convertible Preferred Stock converted or (ii) the number that equals 25 percent of the outstanding shares of Common Stock immediately following such conversion (a total of 211,170 at December 31, 1997 for all Series II preferred shares). Following the conversion of at least 75 percent of the outstanding Convertible Preferred Stock into Common Stock, the Company is entitled to convert each remaining share of Convertible Preferred Stock into a share of Common Stock.

          LIQUIDATION PREFERENCE.  See Note 13--Liquidation Preference above.

COMMON STOCK

          VOTING RIGHTS. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders.

          DIVIDENDS. Holders of Common Stock are entitled to receive dividends if, and when, declared by the Board of Directors of the Company. The Company is precluded from paying dividends or making distributions to the holders of any of its equity securities while any shares of Convertible Preferred Stock or Mandatorily Redeemable Senior Convertible Participating Preferred Stock are outstanding except for dividends and distributions of capital stock of the Company; unless (i) in any fiscal year the dividends and distributions do not exceed 50 percent of the Company's net income for the prior fiscal year and (ii) if immediately after payment of such dividends or the making of any such distributions, the value of the Company's stockholder equity would exceed the value of the aggregate liquidation preference of the outstanding shares of Convertible Preferred Stock and Mandatorily Redeemable Senior Convertible Participating Preferred Stock by at least one dollar.

          LIQUIDATION PREFERENCE.  See Note 13--Liquidation Preference above.

          WARRANTS. The purchasers of the $25,000,000 Subordinated Notes issued in April 1993 received warrants with an exercise price of $0.01 per share which are exercisable for 128,206 shares of Common Stock, resulting in a discount of $1,282,000 to the principal balance of the Subordinated Notes (see Note 11).

          REPURCHASE RIGHTS. Certain members of the Company's senior management have purchased shares of the Company's Common Stock pursuant to individual management subscription agreements (see Note 16). The Company has the right to repurchase, and the employees have the right to require the Company to repurchase, at formula prices, the Common Stock upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. At December 31, 1997, the formula price was $23.25 per share. Compensation expense recognized with regard to these shares during the years ended December 31, 1997 and 1996 were $54,000 and $336,000 respectively. No compensation expense was recognized with regard to these shares in 1995 as the formula price that year did not exceed the purchase price of the shares.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


STOCK AWARD AND OPTION PLANS

     1997 STOCK PLAN. During 1997, the Board of Directors approved the adoption of the 1997 Stock Plan (the "1997 Plan"). The principal terms and conditions of the Plan are as follows: a maximum of 750,000 shares of Common Stock (subject to adjustment) may be issued pursuant to options and stock appreciation rights granted to officers, non-employee directors and key employees of the Company designated by the Compensation Committee; the option exercise price for each option granted will be the fair market value of the stock on the respective grant date; the options will vest on the December 31 of the year of grant upon the attainment of performance targets (outstanding options and options with respect to shares reserved for future awards will vest upon a "change of control" or "initial public offering" of the Company (as such terms are defined in the 1997 Plan)), and remain exercisable for limited periods following termination of employment; shares of Common Stock acquired upon exercise of options are subject to call and put options upon termination of employment; if a change of control occurs within six months after termination of the employment of a former employee for "good reason," death, "disability" or termination other than for "cause" (as defined), an adjustment will be made to the amount paid upon exercise of any call options or put options (but, in the case of put options, only to the extent the proceeds received by the former employee upon exercise of the put option are used to repay indebtedness to the Company) so that the former employee will be able to receive any amounts in excess of the call or put price payable in the change of control transaction.

          1993 STOCK PLAN. The 1993 Stock Incentive Plan (the "1993 Plan") was approved by the Board of Directors and was effective as of December 10, 1993. The 1993 Plan provided for the granting of stock options and other stock-based awards to employees and directors of the Company. Stock awards granted under the 1993 Plan could be in the form of (i) stock options, (ii) stock appreciation rights related to an option ("SAR"), and (iii) unrelated SAR's. Stock options granted under the 1993 Plan allow the purchase of Common Stock (formerly Class B Common Stock) at prices generally not less than fair market value as determined by the Compensation Committee of the Board of Directors. The total number of shares of Common Stock with respect to which awards could be granted was 572,000. Common stock obtained as a result of the exercise of the options is subject to call and put rights at formula prices upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. A portion of the options vested at the end of each year in the five year period ending December 31, 1997, based on attainment of certain specified financial objectives at the end of each year, but no more quickly than ratably from the date of grant through December 31, 1996. Vested options must be exercised within 10 years of the date of grant. All unvested options under the 1993 Plan at December 31, 1996, were cancelled upon the adoption of the 1997 Plan.

          The purchase prices at December 31, 1997, 1996 and 1995 used to determine compensation expense related to options granted under the Company's stock plans were $23.25, $15.69 and $11.69, respectively. Based on these prices and the number of vested options in each year, compensation expense recognized in relation to these options for the years ended December 31, 1997 and 1996 were $1,346,000, and $331,000, respectively. No compensation expense was recognized for the year ended December 31, 1995.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The following table reflects the status and activity of options under the 1997 and 1993 Plans:


                                                             YEAR ENDED DECEMBER 31,
                                                      ----------------------------------
                                                        1997         1996        1995
                                                      ---------     -------    ---------

Options outstanding, beginning of year . . . . . .     531,181      520,181     493,280
  Granted. . . . . . . . . . . . . . . . . . . . .     163,000       11,000      69,900
  Canceled . . . . . . . . . . . . . . . . . . . .    (316,152)           -     (42,999)
                                                      ---------     -------    ---------

Options outstanding, end of year . . . . . . . . .     378,029      531,181     520,181
                                                      ---------     -------    ---------
                                                      ---------     -------    ---------
Options exercisable, end of year . . . . . . . . .     378,029      330,436     213,440
Options available for grant, end of year . . . . .     587,000       40,819      51,819

          The weighted-average exercise price was $20.00 for those options granted during 1997 and $18.27 for all outstanding options as of December 31, 1997. The weighted-average exercise price of the options cancelled in 1997 and 1995, the options granted in 1996 and 1995 and all outstanding options as of each of December 31, 1996, 1995 and 1994 was $19.04. The following table summarizes information about options outstanding at December 31, 1997:


   EXERCISE                                          OPTIONS         OPTIONS
   PRICE                                           OUTSTANDING     EXERCISABLE
   -----                                           -----------     -----------
   $10.00. . . . . . . . . . . . . . . . . . .      67,988          67,988
   $17.49. . . . . . . . . . . . . . . . . . .      71,757          71,757
   $20.00. . . . . . . . . . . . . . . . . . .     163,000         163,000
   $22.50. . . . . . . . . . . . . . . . . . .      75,284          75,284
                                                   -------         -------

                                                   378,029         378,029
                                                   -------         -------
                                                   -------         -------

          The weighted-average remaining contractual life of all options outstanding at December 31, 1997 was seven years.

15.  INCOME TAXES

The (benefit) provision for income taxes is as follows:


                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               1997         1996        1995
                                             --------     -------     -------
                                                       (IN THOUSANDS)

Current:
   Federal . . . . . . . . . . . . . . .     $   378      $ 2,557     $ 4,106
   State . . . . . . . . . . . . . . . .           -          398         815
                                             --------     -------     -------
                                                 378        2,955       4,921
                                             --------     -------     -------
Deferred:
   Federal . . . . . . . . . . . . . . .        (733)          74       1,297
   State . . . . . . . . . . . . . . . .          11          320         396
                                             --------     -------     -------
                                                (722)         394       1,693
                                             --------     -------     -------

   Total . . . . . . . . . . . . . . . .     $  (344)     $ 3,349     $ 6,614
                                             --------     -------     -------
                                             --------     -------     -------

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The difference between taxes calculated at the U. S. federal statutory tax rate of 35 percent and the Company's total income tax provision is as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                         1997        1996        1995
                                                                        ------      -------     -------
                                                                                 (IN THOUSANDS)

U.S. federal statutory rate applied to income before taxes and
  extraordinary items. . . . . . . . . . . . . . . . . . . . . . .      $(194)      $3,109      $5,789
State income taxes, net of federal income tax benefit. . . . . . .          8          467         787
Benefit of tax credits . . . . . . . . . . . . . . . . . . . . . .       (227)        (150)       (141)
Other - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         69          (77)        179
                                                                        ------      -------     -------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(344)      $3,349      $6,614
                                                                        ------      -------     -------
                                                                        ------      -------     -------

          For 1997, income tax benefits of $3,608,000 allocated to the extraordinary loss of $9,162,000 differ from the amount calculated at the federal statutory rate of 35 percent by $401,000. This difference is the result of state tax benefits, net of the federal effect.

Deferred income tax assets and liabilities resulted from the following:


                                                                   DECEMBER 31,
                                                               -------------------
                                                                 1997        1996
                                                               -------     -------
                                                                  (IN THOUSANDS)

Deferred tax assets:
   Accounts receivable . . . . . . . . . . . . . . . . . . .   $ 1,784     $ 2,252
   Inventory . . . . . . . . . . . . . . . . . . . . . . . .       245         254
   Organization and start-up costs . . . . . . . . . . . . .        35         156
   Federal benefit of state deferred tax liabilities . . . .       518         515
   Intangible assets . . . . . . . . . . . . . . . . . . . .    10,358      10,582
   Deferred revenues . . . . . . . . . . . . . . . . . . . .       125         710
   Minimum tax credit. . . . . . . . . . . . . . . . . . . .     3,323       2,647
   Net operating loss carryforwards (expiring 2012). . . . .     2,726           -
   General business credits (expiring 2009-2012) . . . . . .     1,077         769
   Other accrued liabilities . . . . . . . . . . . . . . . .     2,442       1,106
                                                               -------     -------

        Total deferred tax assets. . . . . . . . . . . . . .    22,633      18,991
                                                               -------     -------
Deferred tax liabilities:
  Property and equipment . . . . . . . . . . . . . . . . . .    23,878      24,566
                                                               -------     -------

        Total deferred tax liabilities . . . . . . . . . . .    23,878      24,566
                                                               -------     -------

        Net deferred tax liabilities . . . . . . . . . . . .   $ 1,245     $ 5,575
                                                               -------     -------
                                                               -------     -------

          The tax returns of the Company for 1994 through 1997 are subject to examination by the Internal Revenue Service and state tax authorities. The Company believes it has made adequate provision for income taxes and interest that may become payable for years not yet examined.

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


16. RELATED PARTY TRANSACTIONS

          The Company conducts a significant amount of its business with related parties. Certain Operator Stockholders have an ownership interest in one or more of the franchisee customers to whom the Company sells fuel and from whom the Company receives rental income and/or royalty income. The transactions with related parties are at prices and terms that are the same as for similar transactions with unrelated entities.

          The following table is a summary of balances and transactions with Operator Stockholders at December 31, 1997 and 1996, and for each of the three years ended December 31, 1997:


                                                DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                            ------------------     ---------------------------------
                                             1997        1996       1997         1996         1995
                                            ------     -------     --------    --------     --------
                                                               (IN THOUSANDS)

Accounts receivable . . . . . . . .         $7,469     $15,052
Notes receivable. . . . . . . . . .         $  944     $ 2,307
Fuel revenue. . . . . . . . . . . .                                $187,279    $269,179     $238,343
Rent revenue. . . . . . . . . . . .                                $ 22,380    $ 32,266     $ 35,543
Other revenues. . . . . . . . . . .                                $  4,477    $  5,534     $  7,264
Cost of revenues. . . . . . . . . .                                $187,143    $268,343     $239,651

          During each of 1997, 1996 and 1995, the Company acquired the travel center businesses and operating assets of certain of its Operator Stockholders. Total consideration paid to these operators was $20,152,000 in 1997 for 23 sites, $3,185,000 in 1996 for five sites and $2,140,000 in 1995 for four sites.

          During 1997, the Company sold to certain of its Operator Stockholders 12 of its travel center facilities. Total consideration received by the Company from these sales was $30,983,000.

          At December 31, 1997 and 1996, $27,000,000 and $67,000,000,
respectively, of the Company's indebtedness was owed to certain of the Company's preferred stockholders. The interest expense incurred related to debt owed to these stockholders was $3,636,000, $5,327,000 and $4,877,000 in 1997, 1996 and
1995, respectively.

          Certain members of the Company's senior management have purchased common stock of the Company pursuant to management subscription agreements (see Note 14--Repurchase Rights). As a result of such purchases, the Company has notes receivable from the management stockholders totaling $887,000 and $909,000 at December 31, 1997 and 1996, respectively.

17.       COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to extensive regulation pursuant to federal, state and local laws, regulations and ordinances that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and other hazardous and toxic substances ("Hazardous Substances") or (ii) impose liability and damages for the costs of cleaning up sites affected by, and for damages resulting from, past spills and disposal or other releases of Hazardous Substances ("Environmental Laws").

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


          The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company believes that all of its travel centers are in material compliance with applicable requirements of Environmental Laws. The Company is making necessary upgrades to USTs to comply with federal regulations which will take effect in December 1998. These upgrades are expected to be completed in 1998 at a remaining estimated cost to the Company of approximately $6 to $8 million. The Company does not believe that such costs will have a material adverse effect on the Company and the Capital Program incorporates funds to complete such upgrades.

          While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $8,867,000, $7,172,000 and $3,968,000 in 1997, 1996 and 1995, respectively.

     In connection with the National Acquisition, Phase I environmental assessments of the then 97 Company-owned National Network properties were conducted. Pursuant to an environmental agreement entered into with Unocal at the time of the National Acquisition (the "Unocal Environmental Agreement"), Phase II environmental assessments of all such National properties are required to be completed by the year 2000. As of December 31, 1997, 10 of the Phase II assessments were in progress and 87 had been completed. The Company contributed $500,000 toward the total cost of the Phase II environmental assessments, and Unocal is responsible for the remainder of the cost. The Unocal Environmental Agreement provides that Unocal is responsible for all costs incurred for remediation of environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the National Acquisition) with respect to environmental contamination or non-compliance identified in the Phase I or Phase II environmental assessments, which environmental contamination or non-compliance existed on or prior to the date of the National Acquisition. Under the terms of the Unocal Environmental Agreement, Unocal also must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the National Network prior to the date of the National Acquisition. Pursuant to the Unocal Environmental Agreement, Unocal is obligated to indemnify the Company for claims made before April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the National Network after the date of the National Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the Unocal Environmental Agreement, Unocal would not dispute the Company's claims for indemnification thereunder.

          Prior to the TA Acquisition, all of the then 38 TA locations were subject to Phase I and Phase II environmental assessments, undertaken at BP's expense. An environmental agreement entered into with BP at the time of the TA Acquisition (the "BP Environmental Agreement") provides that, with respect to environmental contamination or non-compliance with Environmental Laws identified in the Phase I or Phase II environmental assessments, BP is responsible for all costs incurred for remediation of such environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the TA Acquisition). The BP Environmental Agreement further provides that BP must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the TA locations prior to the date of the TA Acquisition. With respect to liabilities relating to the investigation and remediation of environmental contamination, BP is obligated to indemnify the Company for liabilities with respect

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


to which claims are made before December 11, 2004. With respect to liabilities otherwise relating to non-compliance with Environmental Laws (for example, equipment), BP is obligated to indemnify the Company for liabilities with respect to which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the TA Network after the date of the TA Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the BP Environmental Agreement, BP would not dispute the Company's claims for indemnification thereunder.

     The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances that have occurred subsequent to the National Acquisition and the TA Acquisition, respectively, at fewer than 30 Network properties. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

          The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $892,000, for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

PENDING LITIGATION

          FORTY-NINER TRUCK PLAZA LITIGATION. In connection with the acquisition of the Network, the Company acquired six travel centers located in California. In January 1993, the Operators of four of these travel centers (the "California Plaintiffs") commenced litigation against Unocal, the Clipper Group, L.P. ("Clipper," leader of the institutional investor group which formed the Company) and the Company in California state court seeking, among other things, specific performance by Unocal of their alleged rights, either under the California Business and Professions Code (the "California Statute") or, in the alternative, pursuant to alleged statements made by Unocal, to purchase their travel centers at a fair market price and seeking compensatory and punitive damages against the Company and others for both tortious interference with the California Plaintiffs' alleged rights and civil conspiracy. The operator of a fifth California travel center also asserted a purchase right, but never filed suit. This property, together with the four properties operated by the California Plaintiffs, are referred to herein as the "California Properties".

                           TRAVELCENTERS OF AMERICA, INC.
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     Under the asset purchase agreements pursuant to which the Company acquired the California Properties from Unocal, and related agreements, Unocal agreed to indemnify the Company for, among other things, claims arising under the California Statute arising out of or resulting from the sale of the California Properties, including any amounts ("Excess Amounts") by which the original purchase price paid by the Company for the California Properties exceeds the price at which the Company might be ordered by a court to resell such properties. Pursuant to such agreements, Unocal is not required to indemnify the Company for awards of punitive damages. The Company cannot predict whether it ultimately will be required to resell any or all of the California Properties to the California Plaintiffs. However, in such event, the Company would seek indemnification from Unocal for any Excess Amounts. The Company believes that the claims asserted by the California Plaintiffs against the Company are without merit and has engaged in a vigorous defense.

          During 1995, the trial commenced and two of the California Plaintiffs elected to settle their portion of the litigation with Unocal and the Company. In resolution, the Company entered into an agreement whereby the Company acquired the assets and operations of one of the related travel centers and paid approximately $900,000 for the operations and certain assets used in the operations. The other operator's issues were resolved at no cost to the Company and that operator continues to operate the travel center under the existing lease and franchise agreements.

          On May 1, 1995, the jury rendered a verdict in favor of the two remaining California Plaintiffs and against Unocal and the Company. The jury determined that the two remaining California Plaintiffs were entitled to total compensatory damages of $4,012,000, for which all defendants are jointly and severably liable. On May 3, 1995, the jury rendered a verdict assessing punitive damages against Unocal, Clipper and the Company in the amounts of $7,000,000, $1,600,000 and $1,500,000, respectively. The California State Court rendered a decision in favor of the defendants on the equitable claims asserted by the California Plaintiffs and denying Plaintiffs' request for rescission of the asset purchase agreements for the related California Properties. The Company then filed motions with the trial court to enter judgement in its favor on plaintiffs' damages claims notwithstanding the verdict, or in the alternative, to order a new trial. On August 1, 1995, the California Court denied the motion for judgement notwithstanding the verdict, but granted the defendants' motion for a new trial on all issues. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgement notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiff's claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. No date has been set for retrial. The Company's ultimate liability in the disposition of this matter is difficult to estimate. However, it is management's belief that the outcome, while potentially material to the Company's results of operations, is not likely to have a material adverse effect on the Company's financial position.

          The Company believes all compensatory damages ultimately awarded and legal fees incurred in this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through December 31, 1997 total $5,689,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has contested certain of the amounts comprising the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

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

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The Company has entered into settlement agreements with 13 of the plaintiffs pursuant to which the claims of those plaintiffs have been dismissed with prejudice.

     On March 31, April 1 and April 7, 1997, three of the plaintiffs filed motions for a preliminary injunction. The motions sought an order requiring, among other things, that the Company sell to the movants all of the movants' requirements of diesel fuel at a price per gallon of not more than two cents above the Oil Price Information Service average price under the terms of the Company's existing lease and franchise agreements. In addition, on April 22, 1997, two of the movants filed a motion seeking a temporary restraining order for substantially the same relief. On May 21, 1997, the court denied the plaintiffs' motions. Plaintiffs appealed the trial court's denial of their motions to the United States Courts of Appeals for both the Fourth and the Sixth Circuits. By order dated August 1, 1997, all proceedings in the district court were stayed pending the completion of all appeals. On September 11, 1997, the Fourth Circuit dismissed plaintiffs' appeal for lack of jurisdiction. On December 16, 1997, the Sixth Circuit dismissed plaintiffs' appeal. It is management's belief that the outcome of this matter is not likely to have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

18.  OPERATING LEASE COMMITMENTS

          Of the 118 travel centers owned by the Company as of December 31, 1997, 35 locations are leased to Operators under operating lease arrangements. Of these Leased Sites, 24 are leased to Operator Stockholders (see Note 16). The lease agreements offered to related parties are the same as those offered to unrelated parties. These cancelable lease arrangements generally are for terms of three to five years. Rent revenue from such operating lease arrangements totaled $29,433,000, $41,762,000 and $47,840,000 for 1997, 1996 and 1995, respectively.

19.  OTHER INFORMATION

                                                                                YEAR ENDED DECEMBER 31
                                                                          ----------------------------------
                                                                              1997        1996        1995
                                                                          ----------   ----------  ---------
                                                                                    (IN THOUSANDS)
Operating and Selling, general and administrative expenses include the following:
  Repairs and maintenance expenses . . . . . . . . . . . . . . . . . .      $8,528       $2,860      $1,264
  Advertising expenses . . . . . . . . . . . . . . . . . . . . . . . .      $9,141       $3,964      $3,082
  Taxes other than payroll and income taxes. . . . . . . . . . . . . .      $5,099       $2,429      $3,391
Interest (expense), net consists of the following:
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .    $(26,418)    $(15,965)   $(14,190)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .       3,520          729         846
                                                                          ----------   ----------  ---------
                                                                          $(22,898)    $(15,236)   $(13,344)
                                                                          ----------   ----------  ---------
                                                                          ----------   ----------  ---------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


20. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                       -------------------------------
                                                         1997         1996      1995
                                                       --------     --------  --------
                                                                 (IN THOUSANDS)
Cash paid during the year for:
  Interest . . . . . . . . . . . . . . . . . . . .     $24,611      $16,597   $14,055
  Income taxes . . . . . . . . . . . . . . . . . .     $ 3,513      $ 1,321   $   482


          During 1997, 1996 and 1995, the Company received $5,023,000, $3,207,000 and $3,201,000, respectively, of inventory and property and equipment in liquidation of trade accounts receivable and notes receivable.

          Pursuant to the Refinancing (see Note 3), the Company extinguished $85,500,000 of Senior Secured Notes through the issuance of Series I Senior Secured Notes and Series II Senior Secured Notes of an aggregate equal face amount.

21.  PRIOR PERIOD ADJUSTMENTS

          The balance of retained earnings at December 31, 1995 has been restated from amounts previously reported to reflect the correction of errors that had been made in the calculations of accrued dividends related to the mandatorily redeemable senior convertible participating preferred stock during the period from June 1994 through June 1997. These dividend accruals do not enter into the determination of net income or loss. The total adjustment amount at December 31, 1995, is $1,091,000, of which $911,000 is applicable to 1995 and has been reflected as an increase in preferred dividends on the statement of income and retained earnings for that year, with the balance of the adjustment amount of $180,000 applicable to earlier periods reflected as a reduction in retained earnings at January 1, 1995.

          The preferred dividend amount for the year ended December 31, 1996 was increased by $1,719,000 from the amount previously reported, bringing the total amount of the adjustment in retained earnings at December 31, 1996 to $2,810,000.

22.  UNAUDITED PRO FORMA PRESENTATION

          The following schedule sets forth the consolidated results of operations of the Company as though TAHC had not been held for disposition and instead been fully consolidated since January 1, 1994. Amounts are shown only for the years ended December 31, 1996 and 1995, as TAHC and TA were fully consolidated for the entire year ended December 31, 1997.

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


UNAUDITED PRO FORMA STATEMENT OF INCOME SCHEDULE:

                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                                             1996         1995
                                                          ----------   ----------
                                                              (IN THOUSANDS)
     Revenues:
       Fuel . . . . . . . . . . . . . . . . . . . . . .    $752,266    $590,398
       Nonfuel. . . . . . . . . . . . . . . . . . . . .     236,780     198,584
       Rent and royalties . . . . . . . . . . . . . . .      47,437      53,366
                                                          ----------   ----------
         Total revenues . . . . . . . . . . . . . . . .   1,036,483     842,348
       Cost of revenues (excluding depreciation). . . .     803,535     634,700
                                                          ----------   ----------
       Gross profit (excluding depreciation). . . . . .     232,948     207,648
       Operating expenses . . . . . . . . . . . . . . .     129,447     102,239
       Selling, general and administrative expenses . .      42,811      43,278
       Refinancing, transition and development costs. .       2,687       1,866
       Depreciation and amortization. . . . . . . . . .      26,970      22,611
       (Gain) loss on sales of property and equipment .       1,464         363
       Other (income) expense, net. . . . . . . . . . .        (140)       (116)
                                                          ----------   ----------
         Income from operations . . . . . . . . . . . .      29,709      37,407
       Interest income (expense), net . . . . . . . . .     (20,827)    (20,867)
                                                          ----------   ----------
         Income before provision for income taxes . . .       8,882      16,540
       Provision for income taxes . . . . . . . . . . .       3,349       6,614
                                                          ----------   ----------
         Net income . . . . . . . . . . . . . . . . . .      $5,533      $9,926
                                                          ----------   ----------
                                                          ----------   ----------

23.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

          The following schedules set forth the condensed consolidating balance sheet schedules of the Company as of December 31, 1997 and 1996 and condensed consolidating statement of income and retained earnings schedules and condensed consolidating statement of cash flows schedules of the Company for the years ended December 31, 1997, 1996 and 1995. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions, (b) eliminate the Company's investments in its subsidiaries and (c) present TAHC as a subsidiary held for disposition until September 30, 1996 (see Note 2).

          The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-K filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                          DECEMBER 31, 1997
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .        $59,592     $12,164       $    -         $      -          $71,756
  Accounts receivable, net. . . . . . . . . . . . . . .              -      67,927          506                -           68,433
  Inventories . . . . . . . . . . . . . . . . . . . . .              -      33,718            -                -           33,718
  Deferred income taxes . . . . . . . . . . . . . . . .              -       3,740            -                -            3,740
  Other current assets. . . . . . . . . . . . . . . . .         14,176      38,971        2,591          (45,482)          10,256
                                                              ---------  ------------  ------------    ------------   ------------

      Total current assets. . . . . . . . . . . . . . .         73,768     156,520        3,097          (45,482)         187,903
  Notes receivable, net . . . . . . . . . . . . . . . .            887         805            -                -            1,692
  Property and equipment, net . . . . . . . . . . . . .              -     286,472            -                -          286,472
  Intangible assets . . . . . . . . . . . . . . . . . .              -      15,651            -                -           15,651
  Deferred financing costs. . . . . . . . . . . . . . .         11,786           -            -                -           11,786
  Other assets. . . . . . . . . . . . . . . . . . . . .            730       3,558            -                -            4,288
  Investment in subsidiaries. . . . . . . . . . . . . .        342,860           -            -         (342,860)               -
                                                              ---------  ------------  ------------    ------------   ------------
      Total assets. . . . . . . . . . . . . . . . . . .       $430,031    $463,006       $3,097        $(388,342)        $507,792
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving loans . . . . . . . . . . . . . . . . . . .       $      -    $      -       $    -        $       -         $      -
  Current maturities of long-term debt. . . . . . . . .            500           -            -                -              500
  Accounts payable. . . . . . . . . . . . . . . . . . .              -      29,387            -             (352)          29,035
  Other accrued liabilities . . . . . . . . . . . . . .         32,601      83,905          889          (45,130)          72,265
                                                              ---------  ------------  ------------    ------------   ------------
      Total current liabilities . . . . . . . . . . . .         33,101     113,292          889          (45,482)         101,800
Long-term debt (net of unamortized discount). . . . . .        289,625           -            -                -          289,625
  Deferred income taxes . . . . . . . . . . . . . . . .           (852)      5,837            -                -            4,985
  Other liabilities . . . . . . . . . . . . . . . . . .              -     230,371            -         (225,892)           4,479
                                                              ---------  ------------  ------------    ------------   ------------
      Total liabilities . . . . . . . . . . . . . . . .        321,874     349,500          889         (271,374)         400,889

Mandatorily redeemable senior
  convertible participating preferred stock . . . . . .         61,404           -            -                -           61,404

Other preferred stock, common stock and
  other stockholders' equity. . . . . . . . . . . . . .         45,199      81,179            -          (82,433)          43,945
Retained earnings . . . . . . . . . . . . . . . . . . .          1,554      32,327        2,208          (34,535)           1,554
                                                              ---------  ------------  ------------    ------------   ------------
                                                                46,753     113,506        2,208         (116,968)          45,499
                                                              ---------  ------------  ------------    ------------   ------------
      Total liabilities and stockholders'
        equity. . . . . . . . . . . . . . . . . . . . .       $430,031    $463,006       $3,097        $(388,342)        $507,792
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                          DECEMBER 31, 1996
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .             $-     $23,779           $-                $-       $23,779
  Accounts receivable, net. . . . . . . . . . . . . . .              -      54,294        1,051              (974)       54,371
  Inventories . . . . . . . . . . . . . . . . . . . . .              -      29,082            -                 -        29,082
  Deferred income taxes . . . . . . . . . . . . . . . .              -       3,877            -                 -         3,877
  Other current assets. . . . . . . . . . . . . . . . .            499      10,236            2              (207)       10,530
                                                              ---------  ------------  ------------    ------------   ------------
      Total current assets. . . . . . . . . . . . . . .            499     121,268        1,053            (1,181)      121,639
Notes receivable, net . . . . . . . . . . . . . . . . .              -       2,744            -                 -         2,744
Property and equipment, net . . . . . . . . . . . . . .              -     273,219            -            (3,853)      269,366
Intangible assets . . . . . . . . . . . . . . . . . . .              -      19,657            -                 -        19,657
Deferred financing costs. . . . . . . . . . . . . . . .              -       8,379            -                 -         8,379
Other assets. . . . . . . . . . . . . . . . . . . . . .          2,500       6,439            -            (4,835)        4,104
Investment in subsidiaries. . . . . . . . . . . . . . .        119,818           -            -          (119,818)            -
                                                              ---------  ------------  ------------    ------------   ------------
      Total assets. . . . . . . . . . . . . . . . . . .       $122,817    $431,706       $1,053         $(129,687)     $425,889
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------
LIABILITIES AND  STOCKHOLDERS' EQUITY
Current Liabilities:
  Revolving loans . . . . . . . . . . . . . . . . . . .       $      -    $ 14,000       $    -         $       -      $ 14,000
  Current maturities of long-term debt. . . . . . . . .              -      17,250            -                 -        17,250
  Accounts payable. . . . . . . . . . . . . . . . . . .          1,555      34,143            -            (2,299)       33,399
  Other accrued liabilities . . . . . . . . . . . . . .            450      33,355          105              (686)       33,224
                                                              ---------  ------------  ------------    ------------   ------------
      Total current liabilities . . . . . . . . . . . .          2,005      98,748           98            (2,978)       97,873
Long-term debt (net of unamortized
  discount) . . . . . . . . . . . . . . . . . . . . . .              -     193,185            -                 -       193,185
Deferred income taxes . . . . . . . . . . . . . . . . .             92       9,891            -              (531)        9,452
Other liabilities . . . . . . . . . . . . . . . . . . .              1       8,413            -            (2,500)        5,914
                                                              ---------  ------------  ------------    ------------   ------------
      Total liabilities . . . . . . . . . . . . . . . .          2,098     310,237           98            (6,009)      306,424

Mandatorily redeemable senior
  convertible participating preferred
  stock . . . . . . . . . . . . . . . . . . . . . . . .         53,885           -            -                 -        53,885

Other preferred stock, common stock
  and other stockholders' equity. . . . . . . . . . . .         51,997      85,033            -           (86,287)       50,743
Retained earnings . . . . . . . . . . . . . . . . . . .         14,837      36,436          955           (37,391)       14,837
                                                              ---------  ------------  ------------    ------------   ------------
                                                                66,834     121,469          955          (123,678)       65,580
                                                              ---------  ------------  ------------    ------------   ------------
      Total liabilities and
        stockholders' equity. . . . . . . . . . . . . .       $122,817    $431,706       $1,053          $129,687      $425,889
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                                                     YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . .             $-     $715,852            $-        $(7,215)        $708,637
  Nonfuel . . . . . . . . . . . . . . . . . . . . . . .              -      293,874             7            (38)         293,843
  Rent and royalties. . . . . . . . . . . . . . . . . .              -       41,656         3,414         (8,222)          36,848
                                                              ---------  ------------  ------------    ------------   ------------
  Total revenues. . . . . . . . . . . . . . . . . . . .              -    1,051,382         3,421        (15,475)       1,039,328
Cost of revenues (excluding
  depreciation) . . . . . . . . . . . . . . . . . . . .              -      780,299             -         (7,215)         773,084
                                                              ---------  ------------  ------------    ------------   ------------
Gross profit (excluding depreciation) . . . . . . . . .              -      271,083         3,421         (8,260)         266,244

Operating expenses. . . . . . . . . . . . . . . . . . .              -      176,350           244         (8,260)         168,334
Selling, general and
  Administrative. . . . . . . . . . . . . . . . . . . .            814       33,934           871              -           35,619
Refinancing, transition and development
  costs . . . . . . . . . . . . . . . . . . . . . . . .              -       14,961           251              -           15,212
Depreciation and amortization . . . . . . . . . . . . .          1,119       34,721             -              -           35,840
(Gain) loss on sale of property and
  equipment . . . . . . . . . . . . . . . . . . . . . .              -      (11,244)            -              -          (11,244)
Other operating (income) expense, net . . . . . . . . .              -          138             -              -              138
                                                              ---------  ------------  ------------    ------------   ------------
Income (loss) from operations . . . . . . . . . . . . .         (1,933)      21,973         2,055              -           22,345
Interest (expense), net . . . . . . . . . . . . . . . .         (2,629)     (20,269)            -              -          (22,898)
Equity income (loss). . . . . . . . . . . . . . . . . .         (5,153)           -             -          5,153                -
                                                              ---------  ------------  ------------    ------------   ------------
(Loss) income before income taxes and
  extraordinary items . . . . . . . . . . . . . . . . .         (9,715)       1,954         2,055          5,153             (553)
(Benefit) provision for income taxes. . . . . . . . . .         (3,952)         509           802          2,297             (344)
                                                               ---------  ------------  ------------    ------------   ------------
(Loss) income before extraordinary item . . . . . . . .         (5,763)       1,445         1,253          2,856             (209)
Extraordinary loss (less applicable
  income tax benefit) . . . . . . . . . . . . . . . . .              -       (5,554)            -              -           (5,554)
                                                              ---------  ------------  ------------    ------------   ------------
Net (loss) income . . . . . . . . . . . . . . . . . . .         (5,763)      (4,109)        1,253          2,856           (5,763)

Less: preferred dividends . . . . . . . . . . . . . . .         (7,520)           -             -              -           (7,520)
Retained earnings (deficit) - beginning of
  the year. . . . . . . . . . . . . . . . . . . . . . .         14,837       36,436           955        (37,391)          14,837
                                                              ---------  ------------  ------------    ------------   ------------
Retained earnings (deficit) - end of the
  year. . . . . . . . . . . . . . . . . . . . . . . . .         $1,554      $32,327        $2,208       $(34,535)          $1,554
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31, 1996
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel. . . . . . . . . . . . . . . . . . . . . . . . .             $-     $752,266           $-       $(202,054)        $550,212
  Nonfuel . . . . . . . . . . . . . . . . . . . . . . .              -      237,124            -        (137,133)          99,991
  Rent and royalties. . . . . . . . . . . . . . . . . .              -       45,711        1,382          (1,038)          46,055
                                                              ---------  ------------  ------------    ------------   ------------
  Total revenues. . . . . . . . . . . . . . . . . . . .              -    1,035,101        1,382        (340,225)       1 696,258
Cost of revenues (excluding
  depreciation) . . . . . . . . . . . . . . . . . . . .              -      802,133            -        (233,439)         568,694
                                                              ---------  ------------  ------------    ------------   ------------
Gross profit (excluding depreciation) . . . . . . . . .              -      232,968        1,382        (106,786)         127,564

Operating expenses. . . . . . . . . . . . . . . . . . .              -      130,849            -         (74,772)          56,077
Selling, general and administrative . . . . . . . . . .            736       41,075        1,000         (11,546)          31,265
Refinancing, transition and
  development costs . . . . . . . . . . . . . . . . . .              -        2,687            -            (490)           2,197
Depreciation and amortization . . . . . . . . . . . . .              -       26,970            -          (9,132)          17,838
(Gain) loss on sales of property and
  equipment . . . . . . . . . . . . . . . . . . . . . .              -        1,469            -              (5)           1,464
Other operating (income) expense,
  net . . . . . . . . . . . . . . . . . . . . . . . . .-          (145)           -            5            (140)
Income of subsidiary held for
  disposition . . . . . . . . . . . . . . . . . . . . .              -            -            -          (5,255)          (5,255)
                                                              ---------  ------------  ------------    ------------   ------------
Income from operations. . . . . . . . . . . . . . . . .           (736)      30,063          382          (5,591)          24,118
Interest (expense), net . . . . . . . . . . . . . . . .              -      (20,827)           -           5,591          (15,236)
Equity income (loss). . . . . . . . . . . . . . . . . .          9,618            -            -          (9,618)               -
                                                              ---------  ------------  ------------    ------------   ------------
Income before provision for income
  taxes . . . . . . . . . . . . . . . . . . . . . . . .          8,882        9,236          382          (9,618)           8,882
Provision for income taxes. . . . . . . . . . . . . . .          3,349        3,410          138          (3,548)           3,349
                                                              ---------  ------------  ------------    ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . . . . .          5,533        5,826          244          (6,070)           5,533

Less: preferred dividends . . . . . . . . . . . . . . .         (6,599)           -            -               -          (6,599)
Retained earnings (deficit) - beginning
  of the year . . . . . . . . . . . . . . . . . . . . .         15,903       30,610          711         (31,321)          15,903
                                                              ---------  ------------  ------------    ------------   ------------
Retained earnings (deficit) - end of the
  year. . . . . . . . . . . . . . . . . . . . . . . . .        $14,837      $36,436         $955        $(37,391)         $14,837
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31, 1995
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:

  Fuel. . . . . . . . . . . . . . . . . . . . . . . . .             $-      $590,398           $-       $(214,250)       $376,148
  Nonfuel . . . . . . . . . . . . . . . . . . . . . . .              -       198,584            -        (170,636)         27,948
  Rent and royalties. . . . . . . . . . . . . . . . . .              -        51,801        1,565          (1,565)         51,801
                                                              ---------  ------------  ------------    ------------   ------------
  Total revenues. . . . . . . . . . . . . . . . . . . .              -       840,783        1,565        (386,451)        455,897
Cost of revenues (excluding
  depreciation) . . . . . . . . . . . . . . . . . . . .              -       632,822            -        (255,999)        376,823
                                                              ---------  ------------  ------------    ------------   ------------
Gross profit (excluding depreciation) . . . . . . . . .              -       207,961        1,565        (130,452)         79,074

Operating expenses. . . . . . . . . . . . . . . . . . .              -       104,117            -         (92,099)         12,018
Selling, general and
  administrative. . . . . . . . . . . . . . . . . . . .            168        42,160          950         (12,313)         30,965
Refinancing, transition and development
  costs . . . . . . . . . . . . . . . . . . . . . . . .              -         1,866            -          (1,035)            831
Depreciation and amortization . . . . . . . . . . . . .              -        22,611            -         (11,232)         11,379
(Gain) loss on sales of property and
  equipment . . . . . . . . . . . . . . . . . . . . . .              -           414            -             (51)            363
Other operating (income) expense,
  net . . . . . . . . . . . . . . . . . . . . . . . . .              -          (167)           -               -            (167)
Income of subsidiary held for
  disposition . . . . . . . . . . . . . . . . . . . . .              -             -            -          (6,199)         (6,199)
                                                              ---------  ------------  ------------    ------------   ------------
Income from operations. . . . . . . . . . . . . . . . .           (168)       36,960          615          (7,523)         29,884
Interest (expense), net . . . . . . . . . . . . . . . .              -       (20,867)           -           7,523         (13,344)
Equity income (loss). . . . . . . . . . . . . . . . . .         16,708             -            -         (16,708)              -
                                                              ---------  ------------  ------------    ------------   ------------
Income before provision for income
  taxes . . . . . . . . . . . . . . . . . . . . . . . .         16,540        16,093          615         (16,708)         16,540
Provision for income taxes. . . . . . . . . . . . . . .          6,614         6,454          227          (6,681)          6,614
                                                              ---------  ------------  ------------    ------------   ------------
Net income. . . . . . . . . . . . . . . . . . . . . . .          9,926         9,639          388         (10,027)          9,926

Less: preferred dividends . . . . . . . . . . . . . . .         (5,791)            -            -               -          (5,791)
Retained earnings-beginning of the
  year. . . . . . . . . . . . . . . . . . . . . . . . .         11,768        20,971          323         (21,294)         11,768
                                                              ---------  ------------  ------------    ------------   ------------
Retained earnings-end of the year . . . . . . . . . . .        $15,903       $30,610         $711        $(31,321)        $15,903
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                                     YEAR ENDED DECEMBER 31, 1997
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES: . . . . . . . . . . . . . . . .       $(45,694)    $87,364           $-                $-         $41,670
                                                              ---------  ------------  ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets. . . . . . . . . . . .              -     (15,127)           -                 -         (15,127)
  Proceeds from sales of property and
    equipment . . . . . . . . . . . . . . . . . . . . .              -      37,958            -                 -          37,958
  Capital expenditures. . . . . . . . . . . . . . . . .              -     (60,818)           -                 -         (60,818)
                                                              ---------  ------------  ------------    ------------   ------------
    Net cash used in investing
      activities. . . . . . . . . . . . . . . . . . . .              -     (37,987)           -                 -         (37,987)
                                                              ---------  ------------  ------------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings . . . . . . . . . . . . . .              -       3,750            -                 -           3,750
  Revolving loan repayments . . . . . . . . . . . . . .              -     (17,750)           -                 -         (17,750)
  Long-term debt borrowings . . . . . . . . . . . . . .        205,000           -            -                 -         205,000
  Long-term debt repayments . . . . . . . . . . . . . .           (375)   (126,300)           -                 -        (126,675)
  Proceeds from issuance of stock . . . . . . . . . . .            329           -            -                 -             329
  Repurchase of common stock. . . . . . . . . . . . . .         (7,456)          -            -                 -          (7,456)
  Debt issuance costs . . . . . . . . . . . . . . . . .        (12,904)          -            -                 -         (12,904)
  Intercompany advances . . . . . . . . . . . . . . . .       (138,900)    138,900            -                 -               -
                                                              ---------  ------------  ------------    ------------   ------------
    Net cash (used in) provided by
      financing activities. . . . . . . . . . . . . . .         45,694      (1,400)           -                 -          44,294
                                                                ---------  ------------  ------------    ------------   ------------
      Net increase in cash. . . . . . . . . . . . . . .              -      47,977            -                 -          47,977

Cash at the beginning of the year . . . . . . . . . . .              -      23,779            -                 -          23,779
                                                              ---------  ------------  ------------    ------------   ------------
Cash at the end of the year . . . . . . . . . . . . . .             $-     $71,756            -                $-         $71,756
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                        TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                                     YEAR ENDED DECEMBER 31, 1996
                                                              ---------------------------------------------------------------------
                                                               PARENT      GUARANTOR   NONGUARANTOR
                                                               COMPANY   SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                              ---------  ------------  ------------    ------------   ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES: . . . . . . . . . . . . . . . .           $712     $38,763           $-           $(11,855)      $27,620
                                                              ---------  ------------  ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets. . . . . . . . . . . .              -      (2,352)           -                  -        (2,352)
  Proceeds from sales of property and
    equipment . . . . . . . . . . . . . . . . . . . . .              -         965            -               (322)          643
  Capital expenditures. . . . . . . . . . . . . . . . .              -     (27,089)           -              6,544       (20,545)
                                                              ---------  ------------  ------------    ------------   ------------
    Net cash used in investing
      activities. . . . . . . . . . . . . . . . . . . .              -     (28,476)           -              6,222       (22,254)
                                                              ---------  ------------  ------------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings . . . . . . . . . . . . . .              -      14,000            -                  -        14,000
  Long-term debt repayments . . . . . . . . . . . . . .              -     (16,125)           -              3,750       (12,375)
  Reconsolidation of subsidiary
    previously held for disposition . . . . . . . . . .              -           -            -             14,309        14,309
  Other . . . . . . . . . . . . . . . . . . . . . . . .           (712)          -            -                  -          (712)
                                                              ---------  ------------  ------------    ------------   ------------
    Net cash (used in) provided by
      financing activities. . . . . . . . . . . . . . .           (712)     (2,125)           -             18,059        15,222
                                                              ---------  ------------  ------------    ------------   ------------
      Net increase in cash. . . . . . . . . . . . . . .              -       8,162            -             12,426        20,588
Cash at the beginning of the year . . . . . . . . . . .              -      15,617            -            (12,426)        3,191
                                                              ---------  ------------  ------------    ------------   ------------
Cash at the end of the year . . . . . . . . . . . . . .             $-     $23,779           $-                 $-       $23,779
                                                              ---------  ------------  ------------    ------------   ------------
                                                              ---------  ------------  ------------    ------------   ------------

                          TRAVELCENTERS OF AMERICA, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                            YEAR ENDED DECEMBER 31, 1995
                                                         ----------------------------------------------------------------
                                                         PARENT      GUARANTOR    NONGUARANTOR
                                                         COMPANY   SUBSIDIARIES    SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                         -------   ------------   ------------ ------------  ------------
                                                                             (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:..........................          $66         $27,341           $-       $ (7,971)      $19,436
                                                          -----        -------           ---      --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets.................            -            (575)           -              -          (575)
  Proceeds from sales of property and
    equipment....................................            -           1,770            -           (366)        1,404
  Capital expenditures...........................                      (32,183)                     12,253       (19,930)
  Refund of purchase price.......................            -           1,500            -              -         1,500
                                                          -----        -------           ---      --------       -------
    Net cash used in investing activities........            -         (29,488)           -         11,887       (17,601)
                                                          -----        -------           ---      --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt repayments......................            -         (18,075)           -          4,000       (14,075)
  Other..........................................          (66)              -            -              -           (66)
                                                          -----        -------           ---      --------       -------
    Net cash (used in) provided by
      financing activities.......................          (66)        (18,075)           -          4,000       (14,141)
                                                          -----        -------           ---      --------       -------
      Net increase (decrease) in cash............            -         (20,222)           -          7,916       (12,306)
Cash at the beginning of the year................            -          35,839            -        (20,342)       15,497
                                                          -----        -------           ---      --------       -------
Cash at the end of the year......................          $ -         $15,617           $-       $(12,426)      $ 3,191
                                                          -----        -------           ---      --------       -------
                                                          -----        -------           ---      --------       -------

                                       58

                       QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                 FIRST       SECOND      THIRD       FOURTH
                                                                QUARTER      QUARTER    QUARTER     QUARTER(b)
                                                              -----------   ---------  ---------   -----------
                                                             (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
1997 Data:
     Total Revenue                                            $265,113    $264,877     $250,312    $259,026
     Gross Profit                                              $59,235     $66,066      $69,775     $71,168
     Income (loss) before extraordinary item                     $(106)    $(2,798)      $4,858     $(2,163)
     Net income (loss)                                         $(5,660)    $(2,798)      $4,858     $(2,163)
     Earnings per common share (a):
     Income (loss) before extraordinary item
       Basic                                                    $(1.56)     $(4.13)       $2.93      $(5.52)
       Diluted                                                  $(1.56)     $(4.13)       $0.43      $(5.52)
     Net income (loss)
       Basic                                                    $(6.07)     $(4.13)       $2.93      $(5.52)
       Diluted                                                  $(6.07)     $(4.13)       $0.43      $(5.52)

1996 Data:
     Total Revenue                                            $131,409    $145,503     $143,772    $275,574
     Gross Profit                                              $20,513     $22,117      $23,523     $61,411
     Net Income                                                   $916      $3,112       $2,702     $(1,197)
     Earnings per common share (a):
       Basic                                                    $(0.50)      $1.13        $0.77      $(2.25)
       Diluted                                                  $(0.50)      $0.21        $0.14      $(2.25)

(a) Per share amounts for all quarters other than the 1997 fourth quarter have been restated as a result of applying the new accounting standard for earnings per share.

(b) In the fourth quarter of 1997, the Company recognized impairment charges of an aggregate amount of $7,500,000. In addition, transition expenses of $4,254,00 were incurred in the 1997 fourth quarter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company required by this item is incorporated by reference to the material appearing under the heading "Directors and Officers of the Registrant" in
Exhibit 99.1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in Exhibit 99.1 to this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management of the Company required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in Exhibit 99.1 to this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in Exhibit
99.1 to this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   Documents filed as part of this report:

     1.  Financial Statements

     Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 21.

     2.  Financial Statement Schedules

     All schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

     3.  Exhibits

     Reference is made to the Exhibit Index set forth at page i of this report.

B.   Reports on Form 8-K
     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURUSANT TO
    SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


     No annual report or proxy statement has been furnished to the registrant's security holders. The registrant shall furnish to the Commission for its information, at the time copies of such material are furnished to its security holders, four copies of every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to the registrant's annual meeting. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in this Form 10-K by reference.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRAVELCENTERS OF AMERICA, INC.



     March 31, 1998                 By:/s/ James W. George
     --------------                    -----------------------------
        (Date)                           Name: James W. George
                                         Title: Senior Vice President,
                                         Chief Financial Officer and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


     Signature                          Title                              Date
     ---------                          -----                              ----
/s/   Edwin P. Kuhn         President, Chief Executive Officer and
--------------------------     Director (Principal Executive Officer)       March 31, 1998
      Edwin P. Kuhn

/s/  James W. George        Senior Vice President, Chief Financial
--------------------------    Officer and Secretary (Principal
     James W. George          Financial Officer and Principal
                              Accounting Officer)                          March 31, 1998

/s/  Walter E. Smith, Jr.
--------------------------
     Walter E. Smith, Jr.   Director                                       March 31, 1998

/s/  Margaret M. Eisen
--------------------------
     Margaret M. Eisen      Director                                       March 31, 1998

/s/  Robert B. Calhoun, Jr.
--------------------------  Chairman of the Board of Directors and
     Robert B. Calhoun, Jr.   Director
                                                                           March 31, 1998

/s/  Eugene P. Lynch
--------------------------
     Eugene P. Lynch        Director                                       March 31, 1998

/s/  Louis J. Mischianti
--------------------------
     Louis J. Mischianti    Director                                       March 31, 1998

/s/  Rolf H. Towe
--------------------------
     Rolf H. Towe           Director                                       March 31, 1998

/s/  Harrison T. Bubb
--------------------------
     Harrison T. Bubb       Director                                       March 31, 1998

                                 EXHIBIT INDEX


Exhibit                            Exhibit                             Page
Number
-------- ----------------------------------------------------------  ---------
   3.1   Restated Certificate of Incorporation of the Company.......     (a)

   3.2   Restated Certificate of Incorporation of National
         Auto/Truckstops, Inc.......................................

   3.3   Restated Certificate of Incorporation of TA Operating
         Corporation................................................

   3.4   Second Amended and Restated By-laws of the Company.........

   3.5   Amended and Restated By-laws of National Auto/Truckstops,
         Inc........................................................

   3.6   Amended and Restated By-laws of TA Operating Corporation...

   4.1   Indenture, dated March 27, 1997, among the Company, TA,
         National and Fleet National Bank as Trustee ...............    (a)

   4.2   Exchange and Registration Rights Agreement, dated March
         27, 1997, among the Company, the TA Subsidiary, the
         National Subsidiary and Chase Securities, Inc..............    (a)

   4.3   Form of Face of Initial Security (included in Exhibit 4.1
         as Exhibit A)..............................................    (a)

   4.4   Form of Face of Exchange Security (included in Exhibit 4.1
         as Exhibit B)..............................................    (a)

   4.5   Supplemental Indenture, dated March 1, 1998, among the
         Company, TA, National, TA Travel and State Street Bank and
         Trust Company as Trustee

   9.1   Voting Trust Agreement, dated April 14, 1993, among the
         Company, the Voting Trustee and the Operator Stockholders
         named therein..............................................    (a)

   9.2   Amendment No. 1 to Voting Trust Agreement, dated November
         29, 1993, among the Company, the Voting Trustee and the
         Operator Stockholders......................................    (a)

   9.3   Amendment No. 2 to Voting Trust Agreement, dated March 6,
         1997, among the Company, the Voting Trustee and the
         Operator Stockholders......................................    (a)

  10.1   Amended and Restated Registration Agreement among the          (a)
         Company, National I, National II, National III, Clipper
         Truckstops, L.P., Clipper/Merchant, Olympus, Barclays
         Bank, Barclays Mellon Bank, N.A. as Trustee for First
         Plaza, UBS, Phoenix  Insurance Company and Travelers dated
         as of December 10, 1993....................................    (a)

  10.2*  1993 Stock Incentive Plan of the Company...................    (a)

  10.3*  Form of the Company's 1993 Stock Incentive
         Plan--Nonqualified Stock Option Agreement--National Awards.    (a)

  10.4*  Form of the Company's 1993 Stock Incentive
         Plan--Nonqualified Stock Option Agreement--TA Awards.......    (a)


  10.5*  Termination, Consulting and Release Agreement, dated as of
         January 17, 1997, among the Company, National and C.
         William Osborne............................................    (a)

  10.7   Purchase Agreement, dated March 24, 1997, among the
         Company, the TA Subsidiary, the National Subsidiary and
         Chase Securities, Inc......................................    (a)

  10.8   Credit Agreement, dated as of March 21, 1997, among the
         Company, the Chase Manhattan Bank as agent, fronting bank
         and swingline lender and the Lenders party thereto.........    (a)

  10.9   Waiver No. 1 and Agreement, dated March 1, 1998, to the
         Credit Agreement, dated March 21, 1997, among the Company,
         The Chase Manhattan Bank and the Lenders...................    (a)

 10.10   Senior Note Exchange Agreement as of March 21, 1997, among the Company,  TA, National and the Noteholders listed on
         Schedule 1 thereto.........................................    (a)

 10.11   Amendment and Waiver Agreement dated as of March 1, 1998,
         amending the Senior Note Exchange Agreement, dated March
         21, 1997...................................................    (a)

 10.12   Limited Liability Company Agreement of TABB, adopted as of
         November 15, 1995, between the TA Subsidiary and Burns
         Bros., Inc.................................................    (a)

 10.13*  Stockholders' Agreement, dated as of March 6, 1996, among the Company, the voting trust certificate holders named
         therein, the Voting Trustee, the management stockholders
         of the Company named therein, the additional stockholders
         named therein, Clipper, National I, National II, National
         III and Clipper/Merchant...................................    (a)

 10.14*  Form of Executive Employment Agreement.....................

 10.15   Schedule of Executive Employment Agreements omitted
         pursuant to Instruction 2 to Item 601 of Regulation S-K....

 10.16*  1997 Stock Incentive Plan of the Company..................    (b)

 10.17*  Form of Company's 1997 Stock Incentive Plan - Nonqualified
         Stock Option Agreement.....................................

 10.18*  Form of Management Subscription Agreement..................

 10.19*  Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K....

    21   List of Subsidiaries of the Company........................

  27.1   Financial Data Schedule....................................

  27.2   Restated Financial Data Schedules..........................

  99.1   Information Required by Part III of Form 10-K..............

(a) Incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-4 (File No. 333-26497) effective July 17, 1997.

(b) Incorporated herein by reference to an exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

*    Executive compensation plans.