Form 10-Q
period 1998-03-31
TRAVELCENTERS OF AMERICA INC
filed 1998-05-15
CIK 1038523

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549



                      ------------------------------------------
                                     FORM 10-Q

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1998

                          Commission file number 333-26497

                      ------------------------------------------


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

              INDEX                                                  PAGE NO.
              -----                                                  --------

PART I.       FINANCIAL INFORMATION

   Item 1.     Consolidated Balance Sheet as of March 31, 1998 and
               December 31, 1997                                         3

               Consolidated Statement of Operations and Retained
               Earnings for the three months ended March 31, 1998
               and 1997                                                  4

               Consolidated Statement of Cash Flows for the three
               months ended March 31, 1998 and 1997                      5

               Selected Notes to Consolidated Financial Statements       6

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      17

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                        21

   Item 4.     Submission of Matters to a Vote of Securityholders       22

   Item 6.     Exhibits and Reports on Form 8-K                         23

SIGNATURE                                                               24

                                       2

                           TRAVELCENTERS OF AMERICA, INC.

                              CONSOLIDATED BALANCE SHEET

                                                                                          MARCH 31,
                                                                                             1998         DECEMBER 31,
                                                                                          (UNAUDITED)         1997
                                                                                          -----------     -----------
                                        ASSETS                                               (IN THOUSANDS OF DOLLARS)
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 71,349          $ 71,756
  Accounts receivable (less allowance for doubtful accounts of $2,749 for 1998
     and $2,707 for 1997). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       55,604            68,433
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,342            33,718
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,065             3,740
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,734            10,256
                                                                                         --------          --------
       Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      176,094           187,903
Notes receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,097             1,692
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      284,633           286,472
Intangible assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,815            15,651
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,422            11,786
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          215                 -
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,342             4,288
                                                                                         --------          --------
       Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $493,618          $507,792
                                                                                         --------          --------
                                                                                         --------          --------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt . . . . . . . . . . . . . . . . . . . . . . .     $    500          $    500
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,224            29,035
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       73,140            72,265
                                                                                         --------          --------
       Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .       98,864           101,800
Commitments and contingencies (Note 6)
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      289,500           289,625
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          979             4,985
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,779             4,479
                                                                                         --------          --------
                                                                                          394,122           400,889

Mandatorily redeemable senior convertible participating preferred stock. . . . . . .       63,477            61,404

Other preferred stock, common stock and other stockholders' equity . . . . . . . . .       43,820            43,945
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,801)            1,554
                                                                                         --------          --------
                                                                                           36,019            45,499
                                                                                         --------          --------
       Total liabilities and stockholders' equity. . . . . . . . . . . . . . . . . .     $493,618          $507,792
                                                                                         --------          --------
                                                                                         --------          --------

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                            TRAVELCENTERS OF AMERICA, INC.

              CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 1998        1997
                                                                               ----------  ---------
                                                                            (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $132,630       $194,151
  Nonfuel. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,060         60,041
  Rent and royalties . . . . . . . . . . . . . . . . . . . . . . . . . .        5,634         10,921
                                                                             --------       --------
  Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .      213,324        265,113
Cost of revenues (excluding depreciation). . . . . . . . . . . . . . . .      147,150        205,878
                                                                             --------       --------
Gross profit (excluding depreciation). . . . . . . . . . . . . . . . . .       66,174         59,235

Operating expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       44,745         34,083
Selling, general and administrative expenses . . . . . . . . . . . . . .        8,954         11,733
Refinancing, transition and development costs. . . . . . . . . . . . . .          992          1,618
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . .       16,544          6,944
(Gain) loss on sales of property and equipment . . . . . . . . . . . . .           31            (40)
Other operating (income) expense, net. . . . . . . . . . . . . . . . . .          680            (34)
                                                                             --------       --------
Income (loss) from operations. . . . . . . . . . . . . . . . . . . . . .       (5,772)         4,931
Interest (expense), net. . . . . . . . . . . . . . . . . . . . . . . . .       (5,990)        (5,105)
                                                                             --------       --------
Loss before income taxes and extraordinary item. . . . . . . . . . . . .      (11,762)          (174)
Benefit for income taxes . . . . . . . . . . . . . . . . . . . . . . . .       (4,479)           (68)
                                                                             --------       --------
Loss before extraordinary item . . . . . . . . . . . . . . . . . . . . .       (7,283)          (106)
Extraordinary loss (less applicable income tax benefit of $3,608). . . .            -         (5,554)
                                                                             --------       --------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,283)        (5,660)

  Less: preferred dividends. . . . . . . . . . . . . . . . . . . . . . .       (2,072)        (1,819)
Retained earnings--beginning of the period . . . . . . . . . . . . . . .        1,554         14,837
                                                                             --------       --------
Retained earnings (deficit)--end of the period . . . . . . . . . . . . .      $(7,801)        $7,538
                                                                             --------       --------
                                                                             --------       --------
Earnings per common share (basic and diluted):
  Loss before extraordinary item . . . . . . . . . . . . . . . . . . . .      $(14.97)        $(1.56)
  Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . . . . .            -          (4.51)
                                                                             --------       --------
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(14.97)        $(6.07)
                                                                             --------       --------
                                                                             --------       --------

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                           TRAVELCENTERS OF AMERICA, INC.

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 1998            1997
                                                                                -------         ------
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(7,283)      $(5,660)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Extraordinary loss . . . . . . . . . . . . . . . . . . . . . . .                -         5,554
    Depreciation and amortization. . . . . . . . . . . . . . . . . .           16,544         6,944
    Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .           (4,546)            -
    Provision for doubtful accounts. . . . . . . . . . . . . . . . .              276           376
    (Gain) loss on sale of property and equipment. . . . . . . . . .               31           (40)
    Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets:
       Accounts receivable . . . . . . . . . . . . . . . . . . . . .           12,553        (3,185)
       Inventories . . . . . . . . . . . . . . . . . . . . . . . . .             (624)        1,361
       Other current assets. . . . . . . . . . . . . . . . . . . . .             (484)        1,248
       Accounts payable. . . . . . . . . . . . . . . . . . . . . . .           (3,811)        1,782
       Other current liabilities . . . . . . . . . . . . . . . . . .              875          (264)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .             (153)          312
                                                                             --------       --------

    Net cash provided by operating activities. . . . . . . . . . . .           13,378         4,864
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets . . . . . . . . . . . . . . . . . .                -        (4,254)
  Proceeds from sales of property and equipment. . . . . . . . . . .                -            77
  Capital expenditures . . . . . . . . . . . . . . . . . . . . . . .          (13,535)       (1,388)
                                                                             --------       --------

    Net cash used in investing activities. . . . . . . . . . . . . .          (13,535)       (5,565)
                                                                             --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings. . . . . . . . . . . . . . . . . . . . .                -         3,750
  Revolving loan repayments. . . . . . . . . . . . . . . . . . . . .                -       (17,750)
  Long-term debt borrowings. . . . . . . . . . . . . . . . . . . . .                -       290,500
  Long-term debt repayments. . . . . . . . . . . . . . . . . . . . .             (125)     (211,800)
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . .             (125)       (1,244)
  Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . .                -       (11,624)
                                                                             --------       --------
    Net cash provided by (used in) financing activities. . . . . . .             (250)       51,832
                                                                             --------       --------
       Net increase (decrease) in cash . . . . . . . . . . . . . . .             (407)       51,131

Cash at the beginning of the period. . . . . . . . . . . . . . . . .           71,756        23,779
                                                                             --------       --------

Cash at the end of the period. . . . . . . . . . . . . . . . . . . .          $71,349       $74,910
                                                                             --------       --------
                                                                             --------       --------

                The accompanying notes are an integral part of these
                          consolidated financial statements.

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998


1.             BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

               TravelCenters of America, Inc., formerly National Auto/Truckstops Holdings Corporation (collectively with its subsidiaries, as the context may require, the "Company"), was incorporated on December 2, 1992, to raise equity and to function as the holding company of its wholly-owned operating subsidiary, National Auto/Truckstops, Inc. ("National"). National was incorporated to acquire the travel center network (the "National Network") of Unocal Corporation ("Unocal") (the "National Acquisition"). On December 10, 1993, the Company capitalized a second wholly-owned subsidiary, TA Holdings Corporation ("TAHC"), which in turn capitalized a wholly-owned subsidiary, TA Operating Corporation ("TA"). TA was incorporated to acquire the travel center network ("the TA Network") of BP Exploration and Oil Company ("BP") (the "TA Acquisition"), and had a wholly-owned subsidiary, TA Franchise Systems Inc. ("TAFSI"), which holds all of the TA franchise agreements. The National Acquisition was consummated on April 14, 1993 and the TA Acquisition was consummated on December 10, 1993. On March 27, 1997 the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, National, TA and TAFSI (the Company's former subsidiary, TAHC, was liquidated as of such date).

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

               The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month period ended March 31, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.

2.             EARNINGS PER SHARE

               In 1997 the Company adopted SFAS No. 128, "Earnings Per Share." The computation of basic earnings per common share is based upon the weighted average number of shares of common stock outstanding. Previously reported earnings per share (EPS) are restated. A reconciliation of the income and shares used in the computation follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                     1998           1997
                                                ------------    ------------
                                              (DOLLARS AND SHARES IN THOUSANDS)
    Loss before extraordinary loss                       $(7,283)        $(106)
    Less:  Preferred stock dividends                      (2,072)       (1,819)
                                                        --------      --------
    Net loss available to common stockholders             (9,355)       (1,925)

    Weighted average shares outstanding                      625         1,231
                                                        --------      --------
    Loss per share                                       $(14.97)       $(1.56)
                                                        --------      --------
                                                        --------      --------

    The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the quarters ended March 31, 1998 and 1997. On January 1, 1998, 157,000 options to purchase common stock were granted to management and non-employee directors.

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998


3.  INVENTORIES

    Inventories consist of the following:

                                                      MARCH 31,    DECEMBER 31,
                                                        1998           1997
                                                      -----------  -----------
      Nonfuel merchandise. . . . . . . . . . . . .    $  32,108    $  30,883
      Petroleum products . . . . . . . . . . . . .        2,234        2,835
                                                      -----------  -----------
            Total inventories. . . . . . . . . . .    $  34,342    $  33,718
                                                      -----------  -----------
                                                      -----------  -----------

4.    PROPERTY AND EQUIPMENT

      During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

5.    COMBINATION PLAN AND REFINANCING

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

      On March 27, 1997, the Company was recapitalized and restructured pursuant to a series of transactions (the "Refinancing") in which (i) the Company's indebtedness under the old National and TA Credit Facilities and Subordinated Notes were refinanced, (ii) TA and National guaranteed the Company's obligations under the new Credit Facilities, the Senior Notes and the Subordinated Notes and (iii) the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, National, TA and TAFSI (the Company's former subsidiary, TAHC, was liquidated as of such date).

      The Refinancing resulted in the early extinguishment of the Company's prior credit facilities. The remaining unamortized balance, at the time of the Refinancing, of the deferred financing costs and unamortized debt discount of $7,846,703 and $1,315,012, respectively, were written off.

6.    COMMITMENTS AND CONTINGENCIES

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

      The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998


from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company believes that all of its travel centers are in material compliance with applicable requirements of Environmental Laws. The Company is making necessary upgrades to USTs to comply with federal regulations which will take effect in December 1998. These upgrades are expected to be completed in 1998 at an estimated cost to the Company of approximately $6 to $8 million. The Company does not believe that such costs will have a material adverse effect on the Company and the Capital Program incorporates funds to complete such upgrades.

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

      The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $935,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

PENDING LITIGATION

      FORTY-NINER TRUCK PLAZA LITIGATION. In connection with the acquisition of the Network, the Company acquired six travel centers located in California. In January 1993, the Operators of four of these travel centers (the "California Plaintiffs") commenced litigation against Unocal, The Clipper Group, L.P. ("Clipper," organizer of the institutional investor group which formed the Company) and the Company in California state court seeking, among other things, specific performance by Unocal of their alleged rights, either under the California Business and Professions Code (the "California Statute") or, in the alternative, pursuant to alleged statements made by Unocal, to purchase their travel centers at a fair market price and seeking compensatory and punitive damages against the Company and others for both tortious interference with the California Plaintiffs' alleged rights and civil conspiracy. The operator of a fifth California travel center also asserted a purchase right, but never filed suit. This property, together with the four properties operated by the California Plaintiffs, are referred to herein as the "California Properties".

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998


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

      The Company believes all compensatory damages ultimately awarded and legal fees incurred in this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through March 31, 1998 total $5,689,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has contested certain of the amounts comprising the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

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

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED MARCH 31, 1998


7.    CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth the consolidating balance sheets of the Company as of March 31, 1998 and December 31, 1997 and the consolidating statements of income and retained earnings and of cash flows of the Company for the three months ended March 31, 1998 and 1997. In the following schedules, "Parent Company' refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the exchange notes. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                           TRAVELCENTERS OF AMERICA, INC.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 MARCH 31, 1998
                                           ---------------------------------------------------------------------------
                                               PARENT       GUARANTOR     NONGUARANTOR
                                              COMPANY      SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS   CONSOLIDATED
                                           -------------  --------------  --------------  -------------  -------------
                                                                            (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . .       $ 44,356       $ 26,993       $      -     $       -        $ 71,349
  Accounts receivable, net . . . . . . .              -         54,853            751             -          55,604
  Inventories. . . . . . . . . . . . . .              -         34,342              -             -          34,342
  Deferred income taxes. . . . . . . . .              -          4,065              -             -           4,065
  Other current assets . . . . . . . . .         27,788         35,649          3,598       (56,301)         10,734
                                           -------------  --------------  --------------  -------------  -------------
       Total current assets. . . . . . .         72,144        155,902          4,349       (56,301)        176,094
Notes receivable, net. . . . . . . . . .            897          1,200              -             -           2,097
Property and equipment, net. . . . . . .              -        284,633              -             -         284,633
Intangible assets. . . . . . . . . . . .              -         14,815              -             -          14,815
Deferred financing costs . . . . . . . .         11,422              -              -             -          11,422
Deferred income taxes. . . . . . . . . .            954           (739)             -             -             215
Other assets . . . . . . . . . . . . . .            730          3,612              -             -           4,342
Investment in subsidiaries . . . . . . .        336,608              -              -      (336,608)              -
                                           -------------  --------------  --------------  -------------  -------------
       Total assets. . . . . . . . . . .       $422,755       $459,423       $  4,349     $(392,909)       $493,618
                                           -------------  --------------  --------------  -------------  -------------
                                           -------------  --------------  --------------  -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt .       $    500       $      -       $      -     $       -        $    500
  Accounts payable . . . . . . . . . . .              -         25,369              -          (145)         25,224
  Other accrued liabilities. . . . . . .         32,005         95,972          1,308       (56,145)         73,140
                                           -------------  --------------  --------------  -------------  -------------
       Total current liabilities . . . .         32,505        121,341          1,308       (56,290)         98,864
Long-term debt . . . . . . . . . . . . .        289,500              -              -             -         289,500
Deferred income taxes. . . . . . . . . .              -            979              -             -             979
Other liabilities. . . . . . . . . . . .              -        230,682              -      (225,903)          4,779
                                           -------------  --------------  --------------  -------------  -------------
       Total liabilities . . . . . . . .        322,005        353,002          1,308      (282,193)        394,122

Mandatorily redeemable senior
  convertible participating preferred
  stock. . . . . . . . . . . . . . . . .         63,477              -              -             -          63,477

Other preferred stock, common stock
  and other stockholders' equity . . . .         45,074         81,179              -       (82,433)         43,820
Retained earnings (deficit). . . . . . .         (7,801)        25,242          3,041       (28,283)         (7,801)
                                           -------------  --------------  --------------  -------------  -------------
       Total liabilities and
         stockholders' equity. . . . . .       $422,755       $459,423         $4,349     $(392,909)       $493,618
                                           -------------  --------------  --------------  -------------  -------------
                                           -------------  --------------  --------------  -------------  -------------


                                                                                 DECEMBER 31, 1997
                                           ---------------------------------------------------------------------------
                                              PARENT         GUARANTOR     NONGUARANTOR
                                              COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           -------------  --------------  --------------  -------------  -------------
                                                                   (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
  Cash . . . . . . . . . . . . . . . . .       $ 59,592       $ 12,164       $      -     $       -        $ 71,756
  Accounts receivable, net . . . . . . .              -         67,927            506             -          68,433
  Inventories. . . . . . . . . . . . . .              -         33,718              -             -          33,718
  Deferred income taxes. . . . . . . . .              -          3,740              -             -           3,740
  Other current assets . . . . . . . . .         14,176         38,971          2,591       (45,482)         10,256
                                           -------------  --------------  --------------  -------------  -------------
       Total current assets. . . . . . .         73,768        156,520          3,097       (45,482)        187,903
Notes receivable, net. . . . . . . . . .            887            805              -             -           1,692
Property and equipment, net. . . . . . .              -        286,472              -             -         286,472
Intangible assets. . . . . . . . . . . .              -         15,651              -             -          15,651
Deferred financing costs . . . . . . . .         11,786              -              -             -          11,786
Other assets . . . . . . . . . . . . . .            730          3,558              -             -           4,288
Investment in subsidiaries . . . . . . .        342,860              -              -      (342,860)              -
                                           -------------  --------------  --------------  -------------  -------------
       Total assets. . . . . . . . . . .       $430,031       $463,006       $  3,097     $(388,342)       $507,792
                                           -------------  --------------  --------------  -------------  -------------
                                           -------------  --------------  --------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: . . . . . . . . . .
  Current maturities of long-term debt .  $         500       $      -       $      -     $       -        $    500
  Accounts payable . . . . . . . . . . .              -         29,387              -          (352)         29,035
  Other accrued liabilities. . . . . . .         32,601         83,905            889       (45,130)         72,265
                                           -------------  --------------  --------------  -------------  -------------
       Total current liabilities . . . .         33,101        113,292            889       (45,482)        101,800
Long-term debt . . . . . . . . . . . . .        289,625              -              -             -         289,625
Deferred income taxes. . . . . . . . . .           (852)         5,837              -             -           4,985
Other liabilities. . . . . . . . . . . .              -        230,371              -      (225,892)          4,479
                                           -------------  --------------  --------------  -------------  -------------
       Total liabilities . . . . . . . .        321,874        349,500            889      (271,374)        400,889
Mandatorily redeemable senior
  convertible participating preferred
  stock. . . . . . . . . . . . . . . . .         61,404              -              -             -          61,404
Other preferred stock, common stock
  and other stockholders' equity . . . .         45,199         81,179              -       (82,433)         43,945
Retained earnings. . . . . . . . . . . .          1,554         32,327          2,208       (34,535)          1,554
                                           -------------  --------------  --------------  -------------  -------------
                                                 46,753        113,506          2,208      (116,968)         45,499
                                           -------------  --------------  --------------  -------------  -------------
       Total liabilities and
         stockholders' equity. . . . . .       $430,031       $463,006         $3,097     $(388,342)       $507,792
                                           -------------  --------------  --------------  -------------  -------------
                                           -------------  --------------  --------------  -------------  -------------


                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             MARCH 31, 1998
                                              ------------------------------------------------------------------------
                                              PARENT         GUARANTOR      NONGUARANTOR
                                              COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              -------      ------------     ------------   ------------   ------------
                                                               (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                         $      -      $ 132,630        $     -       $     -        $132,630
  Nonfuel. . . . . . . . . . . . . . . .              -         75,060              -             -          75,060
  Rent and royalties . . . . . . . . . .              -          8,306          1,683        (4,355)          5,634
                                               ---------      ---------        -------       -------       ---------
  Total revenues . . . . . . . . . . . .              -        215,996          1,683        (4,355)        213,324
Cost of revenues (excluding
  depreciation). . . . . . . . . . . . .              -        147,150              -             -         147,150
                                               ---------      ---------        -------       -------       ---------
Gross profit (excluding depreciation). .              -         68,846          1,683        (4,355)         66,174

Operating expenses . . . . . . . . . . .             52         48,912            136        (4,355)         44,745
Selling, general and
  administrative . . . . . . . . . . . .            257          8,479            218             -           8,954
Refinancing, transition and development
  costs. . . . . . . . . . . . . . . . .              -            992              -             -             992
Depreciation and amortization. . . . . .            374         16,170              -             -          16,544
(Gain) loss on sale of property and
  equipment. . . . . . . . . . . . . . .              -             31              -             -              31
Other operating (income) expense, net. .              -            680              -             -             680
                                               ---------      ---------        -------       -------       ---------
Income (loss) from operations. . . . . .           (683)        (6,418)         1,329             -          (5,772)
Interest (expense), net. . . . . . . . .           (879)        (5,111)             -             -          (5,990)
Equity income (loss) . . . . . . . . . .         (6,252)             -              -         6,252               -
                                               ---------      ---------        -------       -------       ---------
Income (loss) before income taxes. . . .         (7,814)       (11,529)         1,329         6,252         (11,762)
Provision (benefit) for income taxes . .           (531)        (4,444)           496             -          (4,479)
                                               ---------      ---------        -------       -------       ---------
Net income (loss). . . . . . . . . . . .         (7,283)        (7,085)           833         6,252          (7,283)
Less: preferred dividends. . . . . . . .         (2,072)             -              -             -          (2,072)
Retained earnings (deficit) - beginning of
  the period . . . . . . . . . . . . . .          1,554         32,327          2,208       (34,535)          1,554
                                               ---------      ---------        -------       -------       ---------
Retained earnings (deficit) - end of the
  period . . . . . . . . . . . . . . . .       $ (7,801)      $ 25,242        $ 3,041      $(28,283)       $ (7,801)
                                               ---------      ---------        -------       -------       ---------
                                               ---------      ---------        -------       -------       ---------

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 MARCH 31, 1997
                                              -------------------------------------------------------------------------
                                              PARENT         GUARANTOR      NONGUARANTOR
                                              COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              -------      ------------     -------------  ------------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
Revenues:
  Fuel                                         $      -       $194,151       $      -      $      -        $194,151
  Nonfuel. . . . . . . . . . . . . . . .              -         10,574              -             -          10,574
  Rent and royalties . . . . . . . . . .              -         60,041            347             -          60,388
                                               ---------      ---------      ---------     ---------       ---------
       Total revenues. . . . . . . . . .              -        264,766            347             -         265,113
Cost of revenues (excluding
  depreciation). . . . . . . . . . . . .              -        205,878              -             -         205,878
                                               ---------      ---------      ---------     ---------       ---------
Gross profit (excluding depreciation). .              -         58,888            347             -          59,235

Operating expenses . . . . . . . . . . .              -         34,083              -             -          34,083
Selling, general and
  administrative . . . . . . . . . . . .            194         11,267            272             -          11,733
Refinancing, transition and development
  costs. . . . . . . . . . . . . . . . .              -          1,618              -             -           1,618
Depreciation and amortization. . . . . .              -          6,944              -             -           6,944
(Gain) loss on sale of property and
  equipment. . . . . . . . . . . . . . .              -              -              -             -              -
Other operating (income) expense, net. .              -            (74)             -             -             (74)
                                               ---------      ---------      ---------     ---------       ---------
Income (loss) from operations. . . . . .           (194)         5,050             75             -           4,931
Interest (expense), net. . . . . . . . .           (278)        (4,827)             -             -          (5,105)
Equity income (loss) . . . . . . . . . .         (5,372)             -              -         5,372               -
                                               ---------      ---------      ---------     ---------       ---------
Income (loss) before income taxes and
  extraordinary items. . . . . . . . . .         (5,844)           223             75         5,372            (174)
Provision (benefit) for income taxes . .           (184)            97             19             -             (68)
                                               ---------      ---------      ---------     ---------       ---------
Income (loss) before extraordinary item.         (5,660)           126             56         5,372            (106)
Extraordinary loss (less applicable
  income tax benefit). . . . . . . . . .              -         (5,554)             -             -          (5,554)
                                               ---------      ---------      ---------     ---------       ---------
Net income (loss). . . . . . . . . . . .         (5,660)        (5,428)            56         5,372          (5,660)

Less: preferred dividends. . . . . . . .         (1,819)             -              -             -          (1,819)
Retained earnings  - beginning of the
  period . . . . . . . . . . . . . . . .         14,837         36,436            947       (37,383)         14,837
                                               ---------      ---------      ---------     ---------       ---------

Retained earnings - end of the period. .       $  7,358       $ 31,008       $  1,003      $(32,011)       $  7,538
                                               ---------      ---------      ---------     ---------       ---------
                                               ---------      ---------      ---------     ---------       ---------

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 MARCH 31, 1998
                                              -------------------------------------------------------------------------
                                              PARENT         GUARANTOR      NONGUARANTOR
                                              COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              -------      ------------     -------------  ------------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES . . . . . . . . .       $(14,986)      $ 28,364        $     -       $     -        $ 13,378
                                               ---------      ---------      ---------     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . .              -        (13,535)             -             -         (13,535)
                                               ---------      ---------      ---------     ---------       ---------
     Net cash used in investing
       activities. . . . . . . . . . . .              -        (13,535)             -             -         (13,535)
                                               ---------      ---------      ---------     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt repayments. . . . . . .           (125)             -              -             -            (125)
  Repurchase of common stock . . . . . .           (125)             -              -             -            (125)
                                               ---------      ---------      ---------     ---------       ---------

     Net cash used in financing
       activities. . . . . . . . . . . .           (250)             -              -             -            (250)
                                               ---------      ---------      ---------     ---------       ---------

     Net increase (decrease) in cash . .        (15,236)        14,829              -             -            (407)

Cash at the beginning of the period. . .         59,592         12,164              -             -          71,756
                                               ---------      ---------      ---------     ---------       ---------

Cash at the end of the period. . . . . .       $ 44,356       $ 26,993        $     -       $     -        $ 71,349
                                               ---------      ---------      ---------     ---------       ---------
                                               ---------      ---------      ---------     ---------       ---------

                           TRAVELCENTERS OF AMERICA, INC.
                 SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 MARCH 31, 1997
                                              -------------------------------------------------------------------------
                                              PARENT         GUARANTOR      NONGUARANTOR
                                              COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                              -------      ------------     -------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES . . . . . . . . . . . . . .      $   1,999      $  2,865         $     -       $     -       $   4,864
                                               ---------      ---------      ---------     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of network assets . . . .              -         (4,254)             -             -          (4,254)
  Proceeds from sales of property and
    equipment. . . . . . . . . . . . . .              -             77              -             -              77
  Capital expenditures . . . . . . . . .              -         (1,388)             -             -          (1,388)
                                               ---------      ---------      ---------     ---------       ---------
    Net cash used in investing
       activities. . . . . . . . . . . .              -         (5,565)             -             -          (5,565)
                                               ---------      ---------      ---------     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings. . . . . . .              -          3,750              -             -           3,750
  Revolving loan repayments. . . . . . .              -        (17,750)             -             -         (17,750)
  Long-term debt borrowings. . . . . . .        290,500              -              -             -         290,500
  Long-term debt repayments. . . . . . .              -       (211,800)             -             -        (211,800)
  Repurchase of common stock . . . . . .         (1,244)             -              -             -          (1,244)
  Debt issuance costs. . . . . . . . . .        (11,624)             -              -             -         (11,624)
                                               ---------      ---------      ---------     ---------       ---------
    Net cash provided by (used in)
       financing activities. . . . . . .         54,228         (2,396)             -             -          51,832
                                               ---------      ---------      ---------     ---------       ---------
       Net increase in cash. . . . . . .         56,227         (5,096)             -             -          51,131
Cash at the beginning of the period. . .              -         23,779              -             -          23,779
                                               ---------      ---------      ---------     ---------       ---------
Cash at the end of the period. . . . . .      $  56,227      $  18,683        $     -       $     -       $  74,910
                                               ---------      ---------      ---------     ---------       ---------
                                               ---------      ---------      ---------     ---------       ---------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements included herein, and the audited financial statements and Management's Discussion and Analysis included with the Company's Form 10-K for the year ended December 31, 1997.

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

COMBINATION PLAN

     During the three months ended March 31, 1998, the Company incurred approximately $1.0 million of expenses related to the Combination Plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $20.0 million, of which approximately $2.5 million to $4.0 million is expected to be incurred in 1998. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

EMPLOYEE TERMINATIONS

     As a result of the Combination Plan, which was approved by the Board of Directors in January 1997, most of National's corporate-level employees have been terminated. In January 1997, certain of National's executive officers resigned and related severance costs of $0.8 million were recognized. In May 1997, management finalized its plans regarding employee terminations and, accordingly, the related costs were recognized. This expense totaled approximately $1.8 million. Pursuant to the Company's plans, 111 employees were terminated, with payments of termination benefits of $2.0 million and $0.6 million made in 1997 and in the first quarter of 1998, respectively.

NETWORK RATIONALIZATION

     Throughout 1997, the Company continued to refine and execute its plans for improving the profitability of the Network through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. For the year ended December 31, 1997, 15 National Leased Sites were sold to the Operators of those sites for a net gain on sale of $11.9 million, none of which took place in the first quarter of 1997. The Company anticipates additional site sales during 1998 as it continues rationalizing the Network. No sales were finalized during the first quarter of 1998. During the year ended December 31, 1997, relationships with the Franchisee-Owners of 27 Franchisee-Owner Sites were terminated. Beginning in July 1997, those National Network franchisees whose sites have been selected for inclusion in the Network began to convert their franchises to TAFSI from National, a process that includes rebranding the travel centers to the TA brand, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and lease agreements, such that there will be an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchisee nonfuel revenues will result in a net increase in the Company's revenue. Through March 31, 1998, 29 former National franchisees had signed TAFSI franchise agreements.

SITE CONVERSIONS

     During 1997, the Company converted 27 National Leased Sites to Company-operated Sites by acquiring the travel center operations from the related Operators. Such conversions typically result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues. Two such conversions were completed in the second quarter of 1998.

     Management expects that, over time, the increased revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as TA management, marketing, operations, safety and training programs are fully implemented at the former National Company-operated Sites converted to TA operation. In June 1997, 14 of the National Company-operated Sites were converted to TA Company-operated Sites, and in July 1997, the then remaining 21 National Company-operated Sites were so converted. National Leased Sites subsequently converted to Company-operated Sites were converted to TA Company-operated Sites at the time of the acquisitions of the site operations from the respective Operators. During the first few months of operation after both the conversion from a Leased Site and the conversion to a TA branded site (with respect to all former National travel centers), the operating results of each converted travel center are adversely affected by the costs (such as for maintenance and supplies) of bringing the travel centers into compliance with TA's standards. In addition, the Company has chosen to increase the number of employees at the converted sites in order to improve customer service and increase revenues and, as a consequence, employees were hired in anticipation of the expected revenue increases. For these reasons, the Company anticipates that the operating results of these converted travel centers will continue to improve during 1998.

     The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.

                                                         TA                                  NATIONAL
                                                 --------------------                -----------------------
                                                       MARCH 31,                             MARCH 31,
                                                 ---------------------               ------------------------
                                                 1998(1)          1997                1998              1997
                                                 -------          ----                ----              ----
        Company-owned and operated sites            82             40                   -                27
        Company-owned and leased sites              29              -                   6                68
                                                   ---            ---                 ---               ---
                 Company-owned sites               111             40                   6                95
        Franchisee-owner sites                      10              8                   -                26
                                                   ---            ---                 ---               ---
                 Total                             121             48                   6               121
                                                   ---            ---                 ---               ---
                                                   ---            ---                 ---               ---
        Stand-alone shops                            2              2                   -                -
                                                   ---            ---                 ---               ---
                                                   ---            ---                 ---               ---

(1)  Excludes three closed sites as of March 31, 1998.



RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997


REVENUES

     The Company's consolidated revenues for the three months ended March 31, 1998 were $213.3 million, which represents a decrease from the same period in the prior year of $51.8 million, or 19.5%.

    Fuel revenue for the three months ended March 31, 1998 was $132.6 million compared to $194.2 million for the same period in 1997, a decrease of $61.5 million or 31.7%. The decrease is a result of a decrease in diesel volumes, combined with a decrease in diesel pump prices. Diesel volumes decreased 11.6% between years, which is the result of the decrease in the total number of sites between years, offset by increased volumes at continuing sites. Average diesel sales prices decreased approximately 26.2% between the first quarter of 1997 and the first quarter of 1998 as a result of the significant decline in the cost of crude oil.

     Nonfuel revenues for the three months ended March 31, 1998 increased $15.1 million over the prior year quarter to $75.1 million. This represents an increase of 25.2%. This is due to the increase in the number of Company-operated sites between years, coupled with the increased revenues at former National locations that have been rebranded as TA travel centers.

     Rent and royalty revenues for the quarter have decreased from the same periods in 1997 as a result of (a) conversions of Leased Sites to Company-operated Sites, (b) sales of Leased Sites and (c) the rent reductions that are effective when franchisees sign new franchise and lease agreements with the Company. The new franchise and lease agreements provide for reduced fixed rents, but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. Rent revenues for Leased Sites that were leased in both the first quarter 1998 and the first quarter 1997 decreased 18.8% between years. Royalty revenues for franchisee locations in operation in the first quarters of both 1998 and 1997 increased 85.1%. The decline in rent revenue is expected to cease, as the network rationalization is substantially complete with regards to franchisee-lessees.

GROSS PROFIT

     The Company's gross profit for the first quarter of 1998 was $66.2 million, compared to $59.2 million for 1997, an increase of $7.0 million, or 11.8%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent revenue resulting from the conversion of travel centers from Leased Sites to Company-operated sites.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

     The Company's operating expenses increased by $10.6 million, or 31.1%, to $44.7 million for the three-month period ended March 31, 1998. These increases reflect the increased number of Company-operated Sites from the conversion of Leased Sites to Company-operated Sites that occurred throughout 1997.

     The Company's SG&A for the first quarter decreased from $11.7 million in 1997 to $9.0 million in 1998, primarily due to synergies resulting from personnel reductions at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA.

REFINANCING, TRANSITION AND DEVELOPMENT COSTS

     Refinancing, transition and development costs for the first quarter of 1998 decreased from $1.6 million in 1997 to $1.0 million in 1998. These costs were incurred in effecting the Combination Plan. The Company anticipates approximately $2.5 million to $4.0 million of such costs to be incurred in 1998.

DEPRECIATION AND AMORTIZATION

     Depreciation expense for the first quarter of 1998 was $16.5 million, compared to $6.9 million for the same period last year.

     During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

INCOME (LOSS)  FROM OPERATIONS

     The Company incurred a loss from operations of $5.8 million for the first quarter of 1998, compared to income from operations of $4.9 million for the same period in the prior year. This is the result of increases in gross profit of $7.0 million and decreases in SG&A of $2.7 million, offset by increases in operating expenses of $10.6 million and increases in depreciation expense of $9.6 million. EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) refinancing, transition and development costs and (c) gains or losses from sales of property and equipment) for the Company for the three month period ended March 31, 1998 was $12.7 million, compared to $13.4 million for the same period in the prior year. The decreased EBITDA from 1997 is primarily the result of reduced sites.

INTEREST EXPENSE -- NET

     Interest expense for the first quarter of 1998 was $0.9 million higher than the same period in the prior year as a result of the increased debt balance after consummation of the Refinancing (discussed in Liquidity and Capital Resources below).

Liquidity and Capital Resources

     The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisition, expansion and environmental upgrades.

     Net cash provided by operating activities totaled $13.4 million for the first quarter of 1998, compared to $4.9 million for the same period in the prior year. The increase between years is primarily the result of net reductions in working capital needs between years.

     Net cash used in investing activities increased to $13.5 million for the first quarter of 1998, up from $5.6 million for the first quarter of 1997. The increase is the result of increases in capital expenditures offset by the decrease in the acquisition of network assets. Acquisitions of network assets represents amounts spent acquiring the leasehold interests of operators when converting Leased Sites to Company-operated Sites. These activities were substantially complete at March 31, 1998, although two such conversions have taken place through May 14, 1998 and a few additional conversions remain possible. The increase in capital expenditures between years are primarily the result of converting National Network travel centers to TA Network travel centers, remodeling of existing TA Network travel centers and improvements in USTs and ASTs to comply with increased statutory and regulatory requirements which will take effect on December 22, 1998.

     Net cash used in financing activities was $0.3 million during the first quarter of 1998, compared to $51.1 million generated during the first quarter in the prior year. The change in the amount of financing activity cash flows between 1997 and 1998 was due to the refinancing completed in the first quarter of 1997.

     On March 27, 1997 the Company was refinanced and currently has outstanding $289.5 million of indebtedness, consisting of $125.0 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Notes and a $79.5 million term loan facility. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at March 31, 1998. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due 2007 and the term facility has annual amortization requirements of $500,000 until 2004.

     The Company expects to invest in excess of $200 million in the Network between 1997 and the end of 2001 (with approximately $75 million of this amount to be spent in each of 1997 and 1998) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represent normal ongoing maintenance and related capital expenditures (with approximately $10 million of this amount to be spent in 1998). The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems.

     The Company anticipates that it will be able to fund its 1998 working capital requirements and capital expenditures primarily from funds generated from the refinancing, funds generated from operations and asset sales, and, to the extent necessary, from borrowings under the revolving facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowing and other sources of external financing as needed.

ENVIRONMENTAL MATTERS

     The Company's operations and properties are subject to various Environmental Laws.

     The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $6 million to $8 million in 1998 to complete the upgrade of USTs and other environmental related costs. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $0.9 million as of March 31, 1998. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time the Company is a party to litigation in the ordinary course of its business involving, by way of example, matters such as breach of contract, actions under PMPA or other franchise regulations, actions under Environmental Laws, bankruptcy claims, condemnation matters, employment claims, negligence and other similar claims. Certain of such claims are covered by the Company's third party insurance policies or indemnification agreements with BP or Unocal. While claims for damages in such litigation in certain instances may not be covered by an insurance policy or an indemnification agreement or may be in excess of the Company's insurance coverage, the Company does not expect its existing litigation to have a material adverse effect on the Company.
The following describes the more significant pending matters in which the Company is involved as of March 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the first quarter of 1998.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits



Exhibit
Number              Exhibit
------              --------------------------------------------------------

27                  Financial Data Schedule


(b)    Reports on Form 8-K

       During the first quarter of fiscal 1998, the Company filed no reports on Form 8-K.

                                     SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELCENTERS OF AMERICA, INC.
                                                  (Registrant)


Date: May 14, 1998                      By:  /s/ James W. George
                                           ------------------------------------
                                             Name:     James W. George
                                             Title:    Senior Vice President and
                                                         Chief Financial Officer
                                                       (Principal Financial
                                                         Officer and
                                                        Duly Authorized Officer)