Form 10-Q
period 1998-06-30
TRAVELCENTERS OF AMERICA INC
filed 1998-08-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                        Commission file number 333-26497

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


                                 Yes [x] No [ ]


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

                     INDEX                                                           PAGE NO.

PART I.              FINANCIAL INFORMATION

       Item 1.       Consolidated Balance Sheet as of June 30, 1998 and December     3
                     31, 1997

                     Consolidated Statement of Income and Retained Earnings for      4
                     the three months ended June 30, 1998 and 1997 and for the
                     six months ended June 30, 1998 and 1997

                     Consolidated Statement of Cash Flows for the six months         5
                     ended June 30, 1998 and 1997

                     Selected Notes to Consolidated Financial Statements             6

       Item 2.       Management's Discussion and Analysis of Financial Condition    19
                     and Results of Operations

PART II.             OTHER INFORMATION

       Item 1.       Legal Proceedings                                              24

       Item 4.       Submission of Matters to a Vote of Securityholders             25

       Item 6.       Exhibits and Reports on Form 8-K                               25

SIGNATURE                                                                           26



                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                           JUNE 30,
                                                                                             1998      DECEMBER 31,
                                                                                          (UNAUDITED)     1997
                                                                                          -------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   59,106     $   71,756
    Accounts receivable (less allowance for doubtful accounts of $2,709 for 1998 and
       $2,707 for 1997)...............................................................        71,684         68,433
    Inventories.......................................................................        37,207         33,718
    Deferred income taxes.............................................................         4,390          3,740
    Other current assets..............................................................         9,574         10,256
                                                                                          ----------     ----------

         Total current assets.........................................................       181,961        187,903
 Notes receivable, net................................................................         1,545          1,692
 Property and equipment, net..........................................................       294,358        286,472
 Intangible assets....................................................................        15,833         15,651
 Deferred financing costs.............................................................        11,049         11,786
 Deferred income taxes................................................................           384              -
 Other assets.........................................................................         4,292          4,288
                                                                                          ----------     ----------
         Total assets.................................................................    $  509,422     $  507,792
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $      500     $      500
    Accounts payable..................................................................        35,471         29,035
    Other accrued liabilities.........................................................        77,486         72,265
                                                                                          ----------     ----------
         Total current liabilities....................................................       113,457        101,800
 Commitments and contingencies (Note 7)
 Long-term debt.......................................................................       289,375        289,625
 Deferred income taxes................................................................         1,115          4,985
 Other long-term liabilities..........................................................         5,552          4,479
                                                                                          ----------     ----------
                                                                                             409,499        400,889

 Mandatorily redeemable senior convertible participating preferred stock..............        65,549         61,404

 Other preferred stock, common stock and other stockholders' equity...................        43,570         43,945
 Retained earnings (deficit)..........................................................        (9,196)         1,554
                                                                                          ----------     ----------
                                                                                              34,374         45,499
                                                                                          ----------     ----------
         Total liabilities and stockholders' equity...................................    $  509,422     $  507,792
                                                                                          ==========     ==========

         The accompanying notes are an integral part of these consolidated financial statements.



                         TRAVELCENTERS OF AMERICA, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                        -------------------------     -------------------------
                                                                            1998         1997            1998           1997
                                                                        ------------   ----------     ----------     ----------
                                                                          (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

 Revenues:
    Fuel..............................................................  $  137,914     $  179,839     $  270,522     $  373,483
    Nonfuel...........................................................      86,187         75,397        161,224        135,731
    Rent and royalties................................................       5,436          9,641         11,114         20,776
                                                                        ----------     ----------     ----------     ----------
    Total revenues....................................................     229,537        264,877        442,860        529,990
 Cost of revenues (excluding depreciation)............................     157,373        198,811        304,583        404,689
                                                                        ----------     ----------     ----------     ----------

 Gross profit (excluding depreciation)................................      72,164         66,066        138,277        125,301

 Operating expenses...................................................      46,094         41,460         90,779         75,544
 Selling, general and administrative expenses.........................       9,428          8,949         18,368         20,681
 Transition expense...................................................         881          5,473          1,874          7,091
 Depreciation and amortization........................................       8,027          7,352         24,571         14,296
 Loss on sales of property and equipment..............................         101          1,538            144          1,464
 Other operating expense, net.........................................         292              -            972              -
                                                                        ----------     ----------     ----------     ----------

 Income from operations...............................................       7,341          1,294          1,569          6,225
 Interest (expense), net..............................................      (6,144)        (5,862)       (12,134)       (10,967)
                                                                        ----------     ----------     ----------     ----------

 Income (loss) before income taxes and extraordinary item.............       1,197         (4,568)       (10,565)        (4,742)
 Provision (benefit) for income taxes.................................         519         (1,770)        (3,960)        (1,838)
                                                                        ----------     ----------     ----------     ----------
 Income (loss) before extraordinary item..............................         678         (2,798)        (6,605)        (2,904)
 Extraordinary loss (less applicable income tax benefit of $3,608)....           -              -              -         (5,554)
                                                                        ----------     ----------     ----------     ----------

 Net income (loss)....................................................         678         (2,798)        (6,605)        (8,458)

    Less: preferred dividends.........................................      (2,073)        (1,818)        (4,145)        (3,637)
 Retained earnings (deficit) ?beginning of the period.................      (7,801)         7,358          1,554         14,837
                                                                        ----------     ----------     ----------     ----------
 Retained earnings (deficit) ?end of the period.......................  $   (9,196)    $    2,742     $   (9,196)    $    2,742
                                                                        ==========     ==========     ==========     ==========

 Earnings per common share (basic and diluted):
    Loss before extraordinary item....................................  $   (2.34)     $   (4.29)     $  (17.59)     $   (5.67)
    Extraordinary loss................................................       -              -              -             (4.82)
                                                                        ---------      ---------      ---------      ---------
    Net loss..........................................................  $   (2.34)     $   (4.29)     $  (17.59)     $  (10.49)
                                                                        =========      =========      =========      =========

         The accompanying notes are an integral part of these consolidated financial statements.



                         TRAVELCENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                  --------------------------
                                                                                      1998           1997
                                                                                  --------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................................  $   (6,605)    $   (8,458)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Extraordinary loss.......................................................           -          5,554
       Depreciation and amortization............................................      24,571         14,295
       Deferred income taxes....................................................      (4,904)             -
       Provision for doubtful accounts..........................................         568            808
       Loss on sale of property and equipment...................................         144          1,506
       Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets:
         Accounts receivable....................................................      (4,115)        (5,383)
         Inventories............................................................      (2,920)        (1,569)
         Other current assets...................................................         674          1,344
         Accounts payable.......................................................       6,097          5,644
         Other current liabilities..............................................       5,094          4,441
       Other, net...............................................................         711             86
                                                                                  ----------     ----------

       Net cash provided by operating activities................................      19,315         18,268
                                                                                  ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets..............................................      (1,828)        (7,901)
    Proceeds from sales of property and equipment...............................         137          2,886
    Capital expenditures........................................................     (29,649)        (7,553)
                                                                                  ----------     ----------

       Net cash used in investing activities....................................     (31,340)       (12,568)
                                                                                  ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings...................................................           -          3,750
    Revolving loan repayments...................................................           -        (17,750)
    Long-term debt borrowings...................................................           -        205,000
    Long-term debt repayments...................................................        (250)      (126,425)
    Repurchase of common stock..................................................        (375)        (2,205)
    Debt issuance costs.........................................................           -        (12,357)
                                                                                  ----------     ----------

       Net cash provided by (used in) financing activities......................        (625)        50,013
                                                                                  ----------     ----------

         Net increase (decrease) in cash........................................     (12,650)        55,713

 Cash at the beginning of the period............................................      71,756         23,779
                                                                                  ----------     ----------

 Cash at the end of the period..................................................  $   59,106     $   79,492
                                                                                  ==========     ==========

         The accompanying notes are an integral part of these consolidated financial statements.



                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         TravelCenters of America, Inc., (collectively with its subsidiaries, as the context may require, the "Company"), was incorporated on December 2, 1992, to raise equity and to function as the holding company of its wholly-owned operating subsidiary, National Auto/Truckstops, Inc. ("National"). National was incorporated to acquire the travel center network (the "National Network") of Unocal Corporation ("Unocal") (the "National Acquisition"). On December 10,
1993, the Company capitalized a second wholly-owned subsidiary, TA Holdings
Corporation ("TAHC"), which in turn capitalized a wholly-owned subsidiary, TA
Operating Corporation ("TA"). TA was incorporated to acquire the travel center network ("the TA Network") of BP Exploration and Oil Company ("BP") (the "TA
Acquisition"), and had a wholly-owned subsidiary, TA Franchise Systems Inc.
("TAFSI"), which holds all of the TA franchise agreements. The National
Acquisition was consummated on April 14, 1993 and the TA Acquisition was consummated on December 10, 1993. On March 27, 1997 the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, National, TA and TAFSI (the Company's former subsidiary, TAHC, was merged into the Company as of such date).

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more full-service travel centers in the United States than any of its competitors, with 127 network sites nationwide, including 117 Company-owned locations. The Company currently operates a network of 123 travel centers in 36 states under the "TravelCenters of America" or "TA" brand names and a network of four travel centers in two states under the licensed "Unocal 76" and related brand names.

         The accompanying unaudited, consolidated financial statements as of and for the three- and six-month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended
December 31, 1997. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three- and six-month periods ended June 30, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.

2.       RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation of earnings per share follows:

                                              THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                 1998              1997              1998             1997
                                              ---------         ---------         ---------        ---------
                                                (DOLLARS AND SHARES IN              (DOLLARS AND SHARES IN
                                                      THOUSANDS)                          THOUSANDS)


Loss before extraordinary loss                $     678         $  (2,798)        $  (6,605)       $  (2,904)
Less:  Preferred stock dividends                 (2,073)           (1,818)           (4,145)          (3,637)
                                              ---------         ---------         ---------        ---------
Net loss available to common stockholders        (1,395)           (4,616)          (10,750)          (6,541)

Weighted average shares outstanding                 596             1,119               611            1,175
                                              ---------         ---------         ---------        ---------

Loss per share                                $   (2.34)        $   (4.13)        $  (17.59)       $   (5.57)
                                              =========         =========         =========        =========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the three- and six-month periods ended June 30, 1998 and 1997.


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       INVENTORIES

         Inventories consist of the following:

                                                                     JUNE 30,      DECEMBER 31,
                                                                       1998            1997
                                                                    ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)

  Nonfuel merchandise............................................   $   35,380     $   30,883
  Petroleum products.............................................        1,827          2,835
                                                                    ----------     ----------

        Total inventories........................................   $   37,207     $   33,718
                                                                    ==========     ==========

5.       PROPERTY AND EQUIPMENT

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

         During 1997, a reserve of $559,000 was recorded to recognize the impairment of certain sites held for sale. This impairment was based on the estimated sales proceeds at that time. Based on current information available to the Company, the estimated sales proceeds less costs to sell now exceed the current carrying values of the related assets. Accordingly, the impairment charge was reversed in June 1998. This amount is included in depreciation and amortization in the statement of income and retained earnings.

6.       COMBINATION PLAN AND REFINANCING

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       COMMITMENTS AND CONTINGENCIES

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

         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $1,160,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         During 1995, the trial commenced and two of the California Plaintiffs elected to settle their portion of the litigation with Unocal and the Company. In resolution, the Company entered into an agreement whereby the Company acquired the assets and operations of one of the related travel centers and paid approximately $900,000 for the operations and certain assets used in the operations. The other operator's issues were resolved at no cost to the Company.

         On May 1, 1995, the jury rendered a verdict in favor of the two remaining California Plaintiffs and against Unocal and the Company. The jury determined that the two remaining California Plaintiffs were entitled to total compensatory damages of $4,012,000, for which all defendants are jointly and severably liable. On May 3, 1995, the jury rendered a verdict assessing punitive damages against Unocal, Clipper and the Company in the amounts of $7,000,000, $1,600,000 and $1,500,000, respectively. The California State Court rendered a decision in favor of the defendants on the equitable claims asserted by the California Plaintiffs and denying Plaintiffs' request for rescission of the asset purchase agreements for the related California Properties. The Company then filed motions with the trial court to enter judgment in its favor on plaintiffs' damages claims notwithstanding the verdict, or in the alternative, to order a new trial. On August 1, 1995, the California Court denied the motion for judgment notwithstanding the verdict, but granted the defendants' motion for a new trial on all issues. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiff's claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. The case has been scheduled for retrial on October 5, 1998, and the discovery phase of the proceedings has commenced. The Company's ultimate liability in the disposition of this matter is difficult to estimate. However, it is management's belief that the outcome, while potentially material to the Company's results of operations, is not likely to have a material adverse effect on the Company's financial position.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company believes all compensatory damages ultimately awarded and legal fees incurred in this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through June 30, 1998 total $5,420,000, of which Unocal has paid $1,000,000 to the Company to date. Unocal has contested certain of the amounts comprising the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

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

8.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the consolidating balance sheets of the Company as of June 30, 1998 and December 31, 1997, the consolidating statements of income and retained earnings of the Company for the three months and six months ended June 30, 1998 and 1997, and the consolidating statements of cash flows of the Company for the six months ended June 30, 1998 and 1997. In the following schedules, "Parent Company' refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the exchange notes. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEET SCHEDULES:

                                                                           JUNE 30, 1998
                                              -------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                              ----------    ------------    ------------   ------------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)

 ASSETS
 Current assets:
    Cash..................................    $   41,612    $    17,494     $         -    $          -    $     59,106
    Accounts receivable, net..............             -         71,149             535               -          71,684
    Inventories...........................             -         37,207               -               -          37,207
    Deferred income taxes.................             -          4,390               -               -           4,390
    Other current assets..................        22,147         53,740           4,835         (71,148)          9,574
                                              ----------    -----------     -----------    ------------    ------------

         Total current assets.............        63,759        183,980           5,370         (71,148)        181,961
 Notes receivable, net....................           908            637               -               -           1,545
 Property and equipment, net..............             -        294,358               -               -         294,358
 Intangible assets........................             -         15,833               -               -          15,833
 Deferred financing costs.................        11,049              -               -               -          11,049
 Deferred income taxes....................         1,804         (1,420)              -               -             384
 Other assets.............................           730          7,262               -          (3,700)          4,292
 Investments in subsidiaries..............       338,318              -               -        (338,318)              -
                                              ----------    -----------     -----------    ------------    ------------

         Total assets.....................    $  416,568    $   500,650     $     5,370    $   (413,166)   $    509,422
                                              ==========    ===========     ===========    ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $      500    $         -     $         -    $          -    $        500
    Accounts payable......................             -         35,459              12               -          35,471
    Other accrued liabilities.............        25,516        121,633           1,473         (71,136)         77,486
                                              ----------    -----------      ----------    ------------    ------------

         Total current liabilities........        26,016        157,092           1,485         (71,136)        113,457
 Long-term debt...........................       289,375              -               -               -         289,375
 Deferred income taxes....................             -          1,115               -               -           1,115
 Other liabilities........................             -        231,455               -        (225,903)          5,552
                                              ----------    -----------      ----------    ------------    ------------

         Total liabilities................       315,391        389,662           1,485        (297,039)        409,499

 Mandatorily redeemable senior convertible
    participating preferred stock.........        65,549              -               -               -          65,549

 Other preferred stock, common stock and
    other stockholders' equity............        44,824         84,879               -         (86,133)         43,570
 Retained earnings (deficit)..............        (9,196)        26,109           3,885         (29,994)         (9,196)
                                              ----------    -----------     -----------    ------------    ------------
                                                  35,628        110,988           3,885        (116,127)         34,374
                                              ----------    -----------     -----------    ------------    ------------

         Total liabilities and                $  416,568    $   500,650     $     5,370    $   (413,166)   $    509,422
            stockholders' equity..........    ==========    ===========     ===========    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31, 1997
                                              -------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                              ----------    ------------    ------------   ------------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $   59,592     $   12,164      $      -      $         -      $   71,756
    Accounts receivable, net..............             -         67,927             506              -          68,433
    Inventories...........................             -         33,718               -              -          33,718
    Deferred income taxes.................             -          3,740               -              -           3,740
    Other current assets..................        14,176         38,971           2,591        (45,482)         10,256
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............        73,768        156,520           3,097        (45,482)        187,903
 Notes receivable, net....................           887            805               -              -           1,692
 Property and equipment, net..............             -        286,472               -              -         286,472
 Intangible assets........................             -         15,651               -              -          15,651
 Deferred financing costs.................        11,786              -               -              -          11,786
 Other assets.............................           730          3,558               -              -           4,288
 Investments in subsidiaries..............       342,860              -               -       (342,860)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
    Current maturities of long-term debt..    $      500     $        -      $        -    $         -      $      500
    Accounts payable......................             -         29,387               -           (352)         29,035
    Other accrued liabilities.............        32,601         83,905             889        (45,130)         72,265
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........        33,101        113,292             889        (45,482)        101,800
 Long-term debt...........................       289,625              -               -              -         289,625
 Deferred income taxes....................          (852)         5,837               -              -           4,985
 Other liabilities........................             -        230,371               -       (225,892)          4,479
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       321,874        349,500             889       (271,374)        400,889

 Mandatorily redeemable senior convertible
    participating preferred stock.........        61,404              -               -              -          61,404

 Other preferred stock, common stock and
    other stockholders' equity............        45,199         81,179               -        (82,433)         43,945
 Retained earnings........................         1,554         32,327           2,208        (34,535)          1,554
                                              ----------     ----------      ----------    -----------      ----------

                                                  46,753        113,506           2,208       (116,968)         45,499
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities and                $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
            stockholders' equity..........    ==========     ==========      ==========   ============-     ==========


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                                THREE MONTHS ENDED JUNE 30, 1998
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ----------   ------------   ------------   ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  137,914     $        -    $        -     $  137,914
    Nonfuel................................            -         86,036            151             -         86,187
    Rent and royalties.....................            -          8,227          1,656        (4,447)         5,436
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        232,177          1,807        (4,447)       229,537
 Cost of revenues (excluding depreciation).            -        157,373              -             -        157,373
                                              ----------     ----------     ----------    ----------   ------------

 Gross profit (excluding depreciation).....            -         74,804          1,807        (4,447)        72,164

 Operating expenses........................           52         50,245            244        (4,447)        46,094
 Selling, general and
     administrative........................          191          9,020            217             -          9,428
 Transition expense........................            -            881              -             -            881
 Depreciation and amortization.............          373          7,654              -             -          8,027
 (Gain) loss on sale of property and
    equipment..............................            -            101              -             -            101
 Other operating (income) expense, net.....            -            292              -             -            292
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (616)         6,611          1,346             -          7,341
 Interest (expense), net...................         (949)        (5,195)             -             -         (6,144)
 Equity income (loss)......................        1,711              -              -        (1,711)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........          146          1,416          1,346        (1,711)         1,197
 Provision (benefit) for income taxes......         (532)           549            502             -            519
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................          678            867            844        (1,711)           678

 Less: preferred dividends.................       (2,073)             -              -             -         (2,073)
 Retained (deficit) earnings  - beginning
    of the period..........................       (7,801)        25,242          3,041       (28,283)        (7,801)
                                              ----------     ----------     ----------    ----------     ----------
 Retained (deficit) earnings - end of the
    period.................................   $   (9,196)    $   26,109     $    3,885    $  (29,994)    $   (9,196)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                THREE MONTHS ENDED JUNE 30, 1997
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ----------   ------------   ------------   ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  179,839     $        -    $        -     $  179,839
    Nonfuel................................            -         75,397              -             -         75,397
    Rent and royalties.....................            -          9,294            347             -          9,641
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        264,530            347             -        264,877
 Cost of revenues (excluding depreciation).            -        198,811              -             -        198,811
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -         65,719            347             -         66,066

 Operating expenses........................            -         41,460              -             -         41,460
 Selling, general and
     administrative........................           62          8,460            427             -          8,949
 Transition expense........................            -          5,473              -             -          5,473
 Depreciation and amortization.............          809          6,543              -             -          7,352
 (Gain) loss on sale of property and
    equipment..............................            -          1,538              -             -          1,538
 Other operating (income) expense, net.....            -              -              -             -              -
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (871)         2,245            (80)            -          1,294
 Interest (expense), net...................       (6,156)           294              -             -         (5,862)
 Equity income (loss)......................        1,490              -              -        (1,490)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes.........       (5,537)         2,539            (80)       (1,490)        (4,568)
 Provision (benefit) for income taxes......       (2,739)           997            (28)            -         (1,770)
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................       (2,798)         1,542            (52)       (1,490)        (2,798)

 Less: preferred dividends.................       (1,818)             -              -             -         (1,818)
 Retained earnings (deficit) - beginning of
    the period.............................        7,358         31,008          1,003       (32,011)         7,358
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    period.................................   $    2,742     $   32,550     $      951    $  (33,501)    $    2,742
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ----------   ------------   ------------   ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  270,522     $        -    $        -     $  270,522
    Nonfuel................................            -        161,072            152             -        161,224
    Rent and royalties.....................            -         16,578          3,339        (8,803)        11,114
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        448,172          3,491        (8,803)       442,860
 Cost of revenues (excluding depreciation).            -        304,583              -             -        304,583
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        143,589          3,491        (8,803)       138,277

 Operating expenses........................          106         99,096            380        (8,803)        90,779
 Selling, general and
     Administrative........................          446         17,486            436             -         18,368
 Refinancing, transition and development
    costs..................................            -          1,874              -             -          1,874
 Depreciation and amortization.............          747         23,824              -             -         24,571
 (Gain) loss on sale of property and
    equipment..............................            -            144              -             -            144
 Other operating (income) expense, net.....            -            972              -             -            972
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............       (1,299)           193          2,675             -          1,569
 Interest (expense), net...................       (1,828)       (10,306)             -             -        (12,134)
 Equity income (loss)......................       (4,541)             -              -         4,541              -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........       (7,668)       (10,113)         2,675         4,541        (10,565)
 Provision (benefit) for income taxes......       (1,063)        (3,895)           998             -         (3,960)
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................       (6,605)        (6,218)         1,677         4,541         (6,605)

 Less: preferred dividends.................       (4,145)             -              -             -         (4,145)
 Retained earnings  - beginning of the
    period.................................        1,554         32,327          2,208       (34,535)         1,554
                                              ----------     ----------     ----------    ----------     ----------

 Retained earnings - end of the period.....   $   (9,196)    $   26,109     $    3,885    $  (29,994)    $   (9,196)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 SIX MONTHS ENDED JUNE 30, 1997
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ----------   ------------   ------------   ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  373,483     $        -    $        -     $  373,483
    Nonfuel................................            -        135,731              -             -        135,731
    Rent and royalties.....................            -         20,082            694             -         20,776
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        529,296            694             -        529,990
 Cost of revenues (excluding depreciation).            -        404,689              -             -        404,689
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        124,607            694             -        125,301

 Operating expenses........................            -         75,544              -             -         75,544
 Selling, general and
     Administrative........................          255         19,726            700             -         20,681
 Transition expense........................            -          7,091              -             -          7,091
 Depreciation and amortization.............          809         13,487              -             -         14,296
 (Gain) loss on sale of property and
    equipment..............................            -          1,464              -             -          1,464
 Other operating (income) expense, net.....            -              -              -             -              -
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............       (1,064)         7,295             (6)            -          6,225
 Interest (expense), net...................       (6,434)        (4,533)             -             -        (10,967)
 Equity income (loss)......................       (3,883)             -              -         3,883              -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes and
    extraordinary item.....................      (11,381)         2,762             (6)        3,883         (4,742)
 Provision (benefit) for income taxes......       (2,923)         1,094             (9)            -         (1,838)
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) before extraordinary item          (8,458)         1,668              3         3,883         (2,904)
 Extraordinary loss (less applicable income
    tax benefit)...........................            -         (5,554)             -             -         (5,554)
                                              ----------     ----------     ----------    ----------     ----------
 Net income (loss).........................       (8,458)        (3,886)             3         3,883         (8,458)

 Less: preferred dividends.................       (3,637)             -              -             -         (3,637)
 Retained earnings  - beginning of the
    period.................................       14,837         36,436            948       (37,384)        14,837
                                              ----------     ----------     ----------    ----------     ----------

 Retained earnings - end of the period.....   $    2,742     $   32,550     $      951    $  (33,501)    $    2,742
                                              ==========     ==========     ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   CONDENSED STATEMENT OF CASH FLOW SCHEDULES:

                                                                SIX MONTHS ENDED JUNE 30, 1998
                                             ---------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             ----------   ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $  (17,355)    $   36,670     $        -    $        -     $   19,315
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..................            -        (29,649)             -             -        (29,649)
    Proceeds from sales of
      property and equipment..............            -            137              -             -            137
    Acquisitions of network assets........            -         (1,828)             -             -         (1,828)
      Net cash used in investing
         activities.......................            -        (31,340)             -             -        (31,340)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt repayments.............         (250)             -              -             -           (250)
    Repurchase of common stock..........           (375)             -              -             -           (375)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in financing
         activities.......................         (625)             -              -             -           (625)
                                             ----------     ----------     ----------    ----------     ----------

  Net increase (decrease) in cash.........      (17,980)         5,330              -             -        (12,650)

 Cash at the beginning of the period......       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the period............   $   41,612     $   17,494     $        -    $        -     $   59,106
                                             ==========     ==========     ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                SIX MONTHS ENDED JUNE 30, 1997
                                             ---------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             ----------   ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)

  CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES............................   $     (590)  $     18,858   $          -  $          -   $     18,268
                                             ----------   ------------   ------------  ------------   ------------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets........            -         (7,901)             -             -         (7,901)

    Proceeds from sales of property and
       equipment..........................            -          2,886              -             -          2,886
    Capital expenditures..................            -         (7,553)             -             -         (7,553)
                                             ----------   ------------   ------------  ------------   ------------

       Net cash used in investing
         activities.......................            -        (12,568)             -             -        (12,568)
                                             ----------   ------------   ------------  ------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............            -          3,750              -             -          3,750
    Revolving loan repayments.............            -        (17,750)             -             -        (17,750)
    Long-term debt borrowings.............      205,000              -              -             -        205,000
    Long-term debt repayments.............            -       (126,425)             -             -       (126,425)
    Advance from parent...................     (138,775)       138,775              -             -              -
    Repurchase of common stock............       (2,205)             -              -             -         (2,205)
    Debt issuance costs...................      (12,357)             -              -             -        (12,357)
                                             ----------   ------------   ------------  ------------   ------------

       Net cash provided by (used in)
         financing activities.............       51,538         (1,525)             -             -         50,013
                                             ----------   ------------   ------------  ------------   ------------

         Net increase in cash.............       50,948          4,765              -             -         55,713

 Cash at the beginning of the period......            -         23,779              -             -         23,779
                                             ----------   ------------   ------------  ------------   ------------

 Cash at the end of the period............   $   50,948   $     28,544   $          -  $          -   $     79,492
                                             ==========   ============   ============  ============   ============

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

OVERVIEW

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 127 network sites nationwide, including 117 Company-owned locations. The Company currently operates a network of 123 travel centers in 36 states under the "TravelCenters of America" or "TA" brand names and a network of four travel centers in two states under the licensed "Unocal 76" and related brand names.

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

COMBINATION PLAN

         During the three months and six months ended June 30, 1998, the Company incurred approximately $0.9 million and $1.9 million, respectively, of expenses related to the Combination Plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $20.0 million, of which approximately $3.0 million to $4.0 million is expected to be incurred in 1998. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

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

Network Rationalization

         Throughout 1997, the Company continued to refine and execute its plans for improving the profitability of the Network through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. For the year ended December 31, 1997, 15 National Leased Sites were sold to the Operators of those sites for a net gain on sale of $11.9 million. Two of these sales took place in the first half of 1997. The Company anticipates additional site sales during 1998 as it continues rationalizing the Network. No sales were finalized during the first quarter of 1998, and one sale was finalized during the second quarter of 1998. One additional sale was completed in July 1998. During the year ended December 31, 1997, relationships with the Franchisee-Owners of 27 Franchisee-Owner Sites were terminated. Beginning in July 1997, those National Network franchisees whose sites have been selected for inclusion in the Network began to convert their franchises to TAFSI from National, a process that includes rebranding the travel centers to the TA brand, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and lease agreements, such that there will be an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchisee nonfuel revenues will result in a net increase in the Company's revenue. Through June 30, 1998, 29 former National franchisees had signed TAFSI franchise agreements.

Site Conversions

         During 1997, the Company converted 27 National Leased Sites to Company-operated Sites by acquiring the travel center operations from the related Operators. Such conversions typically result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues. Three such conversions were completed in the second quarter of 1998, and one additional conversion was completed on July 15, 1998.

         Management expects that, over time, the increases in revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as TA management, marketing, operations, safety and training programs are fully implemented at the former National Company-operated Sites converted to TA operation. In June 1997, 14 of the National Company-operated Sites were converted to TA Company-operated Sites, and in July 1997, the then remaining 21 National Company-operated Sites were so converted. National Leased Sites subsequently converted to Company-operated Sites were converted to TA Company-operated Sites at the time of the acquisitions of the site operations from the respective Operators. During the first few months of operation after both the conversion from a Leased Site and the conversion to a TA branded site (with respect to all former National travel centers), the operating results of each converted travel center are adversely affected by the costs (such as for maintenance and supplies) of bringing the travel centers into compliance with TA's standards. In addition, the Company has chosen to increase the number of employees at the converted sites in order to improve customer service and increase revenues and, as a consequence, employees were hired in anticipation of the expected revenue increases. For these reasons, the Company anticipates that the operating results of these converted travel centers will continue to improve during 1998.

         The following table sets forth the number and type of ownership and management of the travel centers operating in each of the Company's networks.

                                                  TA                         NATIONAL
                                         ----------------------       -----------------------
                                               JUNE 30,                      JUNE 30,
                                         ----------------------       -----------------------
                                         1998(1)        1997           1998           1997
                                         --------      --------       --------       --------

Company-owned and operated sites               84            40              -             35
Company-owned and leased sites                 29             -              4             58
                                         --------      --------       --------       --------
     Company-owned sites                      113            40              4             93
Franchisee-owner sites                         10             8              -             21
                                         --------      --------       --------       --------
     Total                                    123            48              4            114
                                         ========      ========       ========       ========
Stand-alone shops                               2             2              -              -
                                         ========      ========       ========       ========

(1) Excludes two closed sites as of June 30, 1998.

RESULTS OF OPERATIONS FOR THE SIX- AND THREE-MONTH PERIODS
ENDED JUNE 30, 1998 AND 1997

Revenues

         The Company's consolidated revenues for the three- and six-month periods ended June 30, 1997 were $229.5 million and $442.9 million, respectively, which represent decreases from the prior periods of $35.3 million, or 13.3% for the three-month period and $87.1 million, or 16.4% for the six-month period.

         Fuel revenue for the six months ended June 30, 1998 reflects a decrease of $103.0 million, or 27.6%. For the second quarter, the 1998 amount reflects a decrease from the same period in 1997 of $41.9 million, or 23.3%. The decrease in fuel revenue for the three- and six-month periods is a result of decreased diesel volumes combined with a decrease in diesel pump prices. For the three months and six months ended June 30, 1998, diesel volumes decreased 6.3% and 9.0% between years, respectively, which is the result of a decrease in the total number of sites between years, offset by increased volumes at continuing sites. Average diesel sale prices decreased 10.1% and 18.5%, for the same periods, respectively, as a result of declines in the cost of crude oil.

         Nonfuel revenues for the quarter ended June 30, 1998 increased 14.3% to $86.2 million from $75.4 million for the same period in 1997. For the six-month period ended June 30, 1998 nonfuel revenues increased 18.8% to $161.2 million from $135.7 million for the same period in 1997. These increases are due to the increase in the number of Company-operated sites between years, coupled with the increased revenues at former National locations that have been rebranded as TA travel centers.

         Rent and royalty revenues for both 1998 periods have decreased from the same periods in 1997 as a result of (a) conversions of Leased Sites to Company-operated Sites, (b) sales of Leased Sites and (c) the rent reductions that are effective when former National franchisees sign new franchise and lease agreements with TAFSI. The new franchise and lease agreements provide for reduced fixed rents, but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. Rent revenues for Leased Sites that were leased in both the first two quarters of 1998 and 1997 decreased 22.3% between years. Royalty revenues for franchisee locations in the Network in the first two quarters of both 1998 and 1997 increased 75.7% between years. The decline in rent revenue is expected to cease, as the network rationalization is substantially complete with regards to franchisee-lessees.

Gross Profit

         The Company's gross profit for the second quarter of 1998 was $72.2 million, compared to $66.1 million for 1997, an increase of $6.1 million, or 9.2%. Year-to-date gross profit through June 30, 1998 was $138.3 million compared to $125.3 million for 1997, an increase of $13.0 million, or 10.4%. The increases in the Company's gross profit were primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent revenue resulting from the conversion of travel centers from Leased Sites to Company-operated Sites.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

         The Company's operating expenses increased by $4.6 million, or 11.1%, to $46.1 million for the three-month period ended June 30, 1998. Operating expenses for the six-month period ending June 30, 1998 increased by $15.2 million, or 20.1%, to $90.8 million. These increases reflect the increased number of Company-operated Sites from the conversion of Leased Sites that occurred throughout 1997.

         The Company's SG&A for the second quarter increased from $8.9 million in 1997 to $9.4 million in 1998. Year-to-date SG&A expense decreased from $20.7 million in 1997 to $18.4 million in 1998. The year-to-date reductions in SG&A are primarily a result of synergies resulting from personnel reductions at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA.

Transition Expense

         Transition expenses for the six months ended June 30, 1998 were $1.9 million, compared to $7.1 million for the same period in 1997. For the three months ended June 30, 1998, these expenses were $0.9 million, compared to $5.5 million for the same period in 1997. These costs were incurred in effecting the Combination Plan. The Company anticipates approximately $2.5 million to $4.0 million of such costs to be incurred in 1998.

Depreciation and Amortization

         Depreciation and amortization for the second quarter of 1998 was $8.0 million, compared to $7.4 million for the same period in the prior year. Depreciation for the six-month period ending June 30, 1998 was $24.6 million, compared to $14.3 million for the same period in 1997.

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998. In addition, an impairment reserve of $0.6 million recorded in the 1997 fourth quarter with respect to certain sites being held for sale was completely reversed in the 1998 second quarter. This reversal was based on increases in the estimated sales prices of the respective sites.

Income from Operations

         Income from operations was $7.3 million for the second quarter of 1998, compared to $1.3 million for the second quarter of 1997. This is a result of an increase in gross profit of $6.1 million, a decrease in transition expense of $4.6 million and a decrease in losses on sales of property and equipment of $1.4 million, offset by increases in operating expenses of $4.6 million, increases in SG&A of $0.5 million and increases in depreciation expense of $0.7 million.

         Income from operations was $1.6 million for the six months ended June 30, 1998, compared to $6.2 million for the six months ended June 30, 1997. This is a result of an increase in gross profit of $13.0 million, a decrease in transition expense of $5.2 million, decreases in SG&A of $2.3 million and a decrease in losses on sales of property and equipment of $1.3 million, offset by increases in operating expenses of $15.2 million, increases in depreciation expense of $10.3 million and other expense of $1.0 million.

         EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three- and six-month periods ending June 30, 1998 was $17.2 million and $29.9 million, respectively, compared to $15.7 million and $29.1 million for the respective 1997 periods.

Interest Expense - Net

         Interest expense for the first quarter and first half of 1998 was $0.3 million and $1.2 million higher than the same periods in the prior year as a result of the increased debt balance after the consummation of the Refinancing (discussed in Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisition, expansion and environmental upgrades.

         Net cash provided by operating activities totaled $19.3 million for the first half of 1998, compared to $18.3 million for the same period in the prior year. The increase between years is primarily the result of net reductions in working capital needs between years combined with reduced net losses.

         Net cash used in investing activities increased to $31.3 million for the first half of 1998, up from $12.6 million for the first half of 1997. The increase is primarily the result of increases in capital expenditures offset by the decrease in the acquisitions of network assets. Acquisitions of network assets represents amounts spent acquiring the leasehold interests of Operators when converting Leased Sites to Company-operated Sites. These activities were substantially complete at June 30, 1998, although one such conversion was completed in July 1998, and a few additional conversions remain possible. The increase in capital expenditures between years is primarily the result of converting National Network travel centers to TA Network travel centers, remodeling of existing TA network travel centers and improvements in USTs and ASTs to comply with increased statutory requirements which will take effect on December 22, 1998.

         Net cash used in financing activities was $0.6 million during the first half of 1998, compared to $50.0 million generated during the first half of the prior year. The change in the amount of financing activity cash flows between 1997 and 1998 was due to the refinancing completed in the first quarter of 1997.

         On March 27, 1997 the Company was refinanced and currently has outstanding $289.9 million of indebtedness, consisting of $125.0 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Notes and a $79.4 million term loan facility. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at June 30, 1998. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due in 2007 and the term facility has annual amortization requirements of $0.5 million until 2004.

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

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $6 million to $8 million in 1998 to complete the upgrade of USTs and other environmental related costs. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $1.2 million as of June 30, 1998. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

"YEAR 2000" ISSUES

         The Company is currently in the process of making its information technology systems ("IT") Year 2000 compliant. As a result of the Combination, management determined a new IT system would be required to handle the combined operations of TA and National, as neither TA nor National's current IT systems have the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing a new IT system that will replace substantially all of the older IT systems that were in use. The new IT system is fully Year 2000 compliant, and management expects to begin using the new system during the second quarter of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to older systems that will continue to be used, such as the Access 76 fleet billing system and various retail point of sale systems, and management anticipates these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company's financial position or results of operations.

         The Company has not yet determined what its most reasonably likely Year 2000 worst case scenario would be and, consequently, has not yet prepared a contingency plan for dealing with that scenario. Management believes the Company's efforts to ensure its IT systems are Year 2000 compliant are adequate and, thus, the greatest risk lies with third parties. The Company is currently surveying its customers, vendors, and third-party billing providers to determine their state of readiness for Year 2000 processing. When that process is complete, an assessment of the most reasonably likely worst case scenario will be made, and a contingency plan to deal with that scenario will be developed.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time the Company is a party to litigation in the ordinary course of its business involving, by way of example, matters such as breach of contract, actions under PMPA or other franchise regulations, actions under Environmental Laws, bankruptcy claims, condemnation matters, employment claims, negligence and other similar claims. Certain of such claims are covered by the Company's third party insurance policies or indemnification agreements with BP or Unocal. While claims for damages in such litigation in certain instances may not be covered by an insurance policy or an indemnification agreement or may be in excess of the Company's insurance coverage, the Company does not expect its existing litigation to have a material adverse effect on the Company. The following describes the more significant pending matters in which the Company is involved as of June 30, 1998.

         Forty-Niner Truck Plaza Litigation. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four Operators of National Leased Sites in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, Clipper and Unocal based upon alleged violations by Unocal of the California Business and Professions Code and of an alleged contract by failing to provide the plaintiffs with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the trial. The claims of two plaintiffs, who are franchisees of National in Sacramento and Santa Nella, California, were tried, and the jury rendered a verdict awarding $4.0 million in compensatory damages jointly and severally against the Company, Unocal and Clipper, and assessing punitive damages against them in the amount of $1.5 million, $7.0 million and $1.6 million, respectively. On August 1, 1995, the court granted the defendants' motions for a new trial on all issues, although it denied defendants' motions for judgment notwithstanding the verdict. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiffs' claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. The case has been scheduled for retrial on October 5, 1998, and the discovery phase of the proceedings has commenced. Pursuant to the asset purchase and related agreements between the Company and Unocal, the Company believes that Unocal is required to indemnify it for attorneys' fees and compensatory damages. Unocal has contested certain of the amounts comprising the Company's claim for indemnification. The indemnification agreement between the Unocal Entities and the Company does not by its terms cover punitive damages. The Company entered into an agreement indemnifying Clipper in connection with the Company's purchase of the properties in the National Network, and Clipper has asserted and the Company has concurred that this agreement obligates the Company to pay any compensatory and punitive damages assessed against Clipper.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of TravelCenters of America, Inc. was held on May 7, 1998, for the purpose of electing a board of directors and approving an amendment to the Company's Restated Certificate of Incorporation. The nominees Harrison T. Bubb, Robert B. Calhoun, Jr., Margaret M. Eisen, Edwin
P. Kuhn, Eugene P. Lynch, Louis J. Mischianti and Rolf H. Towe were all elected by the following vote:

                           Shares Voted "For"         2,780,183
                           Shares Voted "Against"       405,000
                           Shares "Withheld"                  0

The amendment to the Company's Restated Certificate of Incorporation was approved by the following vote:

                           Shares Voted "For"         5,460,839
                           Shares Voted "Against"       405,000
                           Shares "Withheld"                  0


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   Exhibit
   Number         Exhibit
----------------- --------------------------------------------------------------------------------------------------

     3.1*         Restated Certificate of Incorporation of the Company

     3.2          Certificate of Amendment to the Restated Certificate of Incorporation of the Company.

     27           Financial Data Schedule

*    Incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-4
     (File No. 333-26497) effective July 17, 1997.

(b)  Reports on Form 8-K

     During the second quarter of 1998, the Company filed no reports on Form 8-K.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRAVELCENTERS OF AMERICA, INC.
                                                      (Registrant)


Date: August 14, 1998                        By:      /s/ James W. George
                                                --------------------------------
                                             Name: James W. George
                                             Title: Senior Vice President and
                                             Chief Financial Officer
                                            (Principal Financial Officer and
                                             Duly Authorized Officer)