Form 10-Q
period 1998-09-30
TRAVELCENTERS OF AMERICA INC
filed 1998-11-16
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                        Commission file number 333-26497


                                   ----------


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


                              Yes / X /       No /  /

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


                            INDEX                                                                  PAGE NO.
                            -----                                                                  --------

PART I.                     FINANCIAL INFORMATION

       Item 1.              Consolidated Balance Sheet as of September 30, 1998 and                3
                            December 31, 1997

                            Consolidated Statement of Income and Retained Earnings for             4
                            the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997

                            Consolidated Statement of Cash Flows for the nine months               5
                            ended September 30, 1998 and 1997

                            Selected Notes to Consolidated Financial Statements                    6

       Item 2.              Management's Discussion and Analysis of Financial Condition           20
                            and Results of Operations

PART II.                    OTHER INFORMATION

       Item 1.              Legal Proceedings                                                     26

       Item 4.              Submission of Matters to a Vote of Security Holders                   26

       Item 6.              Exhibits and Reports on Form 8-K                                      27

SIGNATURE                                                                                         28

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                        SEPTEMBER 30,
                                                                                             1998       DECEMBER 31,
                                                                                         (UNAUDITED)        1997
                                                                                        --------------  --------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   51,008     $   71,756
    Accounts receivable (less allowance for doubtful accounts of $3,295 for 1998 and
       $2,707 for 1997)...............................................................        65,814         68,433
    Inventories.......................................................................        38,499         33,718
    Deferred income taxes.............................................................         4,714          3,740
    Other current assets..............................................................         7,204         10,256
                                                                                          ----------     ----------

         Total current assets.........................................................       167,239        187,903
 Notes receivable, net................................................................         1,582          1,692
 Property and equipment, net..........................................................       305,286        286,472
 Intangible assets....................................................................        22,121         15,651
 Deferred financing costs.............................................................        10,686         11,786
 Deferred income taxes................................................................         1,021              -
 Other assets.........................................................................         4,412          4,288
                                                                                          ----------     ----------
         Total assets.................................................................    $  512,347     $  507,792
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $      610     $      500
    Accounts payable..................................................................        27,961         29,035
    Other accrued liabilities.........................................................        80,332         72,265
                                                                                          ----------     ----------
         Total current liabilities....................................................       108,903        101,800
 Commitments and contingencies (Note 8)
 Long-term debt.......................................................................       292,184        289,625
 Deferred income taxes................................................................         1,041          4,985
 Other long-term liabilities..........................................................         7,908          4,479
                                                                                          ----------     ----------
                                                                                             410,036        400,889

 Mandatorily redeemable senior convertible participating preferred stock..............        67,767         61,404

 Other preferred stock, common stock and other stockholders' equity...................        43,570         43,945
 Retained earnings (deficit)..........................................................        (9,026)         1,554
                                                                                          ----------     ----------
                                                                                              34,544         45,499
                                                                                          ----------     ----------
         Total liabilities and stockholders' equity...................................    $  512,347     $  507,792
                                                                                          ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      ----------------------------- -----------------------------
                                                                          1998           1997           1998           1997
                                                                      -------------- -------------- -------------- --------------
                                                                          (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

 Revenues:
    Fuel..............................................................  $  137,591     $  166,296     $  408,114     $  539,780
    Nonfuel...........................................................      95,422         76,193        256,646        211,418
    Rent and royalties................................................       5,322          7,823         16,436         29,104
                                                                        ----------     ----------     ----------     ----------
    Total revenues....................................................     238,335        250,312        681,196        780,302
 Cost of revenues (excluding depreciation)............................     159,360        180,537        463,943        585,226
                                                                        ----------     ----------     ----------     ----------

 Gross profit (excluding depreciation)................................      78,975         69,775        217,253        195,076

 Operating expenses...................................................      51,637         43,136        142,416        118,681
 Selling, general and administrative expenses.........................       8,759          9,390         27,127         30,070
 Transition expense...................................................         884          3,867          2,758         10,958
 Depreciation and amortization........................................       8,464          5,777         33,034         20,073
 (Gain) on sales of property and equipment............................        (971)        (7,409)          (826)        (5,945)
 Other operating expense, net.........................................          89          1,100          1,061          1,100
                                                                        ----------     ----------     ----------     ----------

 Income from operations...............................................      10,113         13,914         11,683         20,139
 Interest (expense), net..............................................      (6,128)        (5,987)       (18,263)       (16,954)
                                                                        ----------     -----------    ----------     -----------

 Income (loss) before income taxes and extraordinary item.............       3,985          7,927         (6,580)         3,185
 Provision (benefit) for income taxes.................................       1,598          3,069         (2,362)         1,231
                                                                        ----------     ----------     ----------     ----------
 Income (loss) before extraordinary item..............................       2,387          4,858         (4,218)         1,954
 Extraordinary loss (less applicable income tax benefit of $3,608)....           -              -              -         (5,554)
                                                                        ----------     ----------     ----------     ----------

 Net income (loss)....................................................       2,387          4,858         (4,218)        (3,600)

    Less: preferred dividends.........................................      (2,217)        (1,941)        (6,362)        (5,579)
 Retained earnings (deficit) ?beginning of the period.................      (9,196)         2,742          1,554         14,838
                                                                        ----------     ----------     ----------     ----------
 Retained earnings (deficit) ?end of the period.......................  $   (9,026)    $    5,659     $   (9,026)    $    5,659
                                                                        ==========     ==========     ==========     ==========

 Earnings (loss) per common share (basic):
   Income (loss) before extraordinary item............................  $    0.29      $    2.93      $  (17.46)     $   (3.25)
   Extraordinary loss.................................................          -              -              -          (4.98)
                                                                        ---------      ---------      ---------      ---------
   Net income (loss)..................................................  $    0.29      $    2.93      $  (17.46)     $   (8.23)
                                                                        =========      =========      =========      =========

 Earnings (loss) per common share (diluted):
   Income (loss) before extraordinary item............................  $    0.05      $    0.64      $  (17.46)     $   (3.25)
   Extraordinary loss.................................................          -              -              -          (4.98)
                                                                        ---------      ---------      ---------      ---------
   Net income (loss)..................................................  $    0.05      $    0.64      $  (17.46)     $   (8.23)
                                                                        =========      =========      =========      =========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                ------------------------------
                                                                                     1998           1997
                                                                                -------------   --------------
                                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ...................................................................  $   (4,218)    $   (3,600)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Extraordinary loss.......................................................           -          5,554
       Depreciation and amortization............................................      33,034         20,073
       Deferred income taxes....................................................      (5,939)             -
       Provision for doubtful accounts..........................................       1,036          1,404
       Provision for stock compensation.........................................       2,625          1,100
       (Gain) on sales of property and equipment................................        (826)        (5,945)
       Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets:
         Accounts receivable....................................................         765        (16,208)
         Inventories............................................................      (3,863)         1,558
         Other current assets...................................................       3,432          1,756
         Accounts payable.......................................................      (1,887)       (16,083)
         Other current liabilities..............................................       7,935         25,509
       Other, net...............................................................         (69)           420
                                                                                  ----------     ----------

       Net cash provided by operating activities................................      32,025         15,538
                                                                                  ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures........................................................     (49,090)       (19,372)
    Acquisitions of network assets..............................................      (6,270)       (11,069)
    Proceeds from sales of property and equipment...............................       3,337         20,099
                                                                                  ----------     ----------

       Net cash used in investing activities....................................     (52,023)       (10,342)
                                                                                  ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings...................................................           -          3,750
    Revolving loan repayments...................................................           -        (17,750)
    Long-term debt borrowings...................................................           -        205,000
    Long-term debt repayments...................................................        (375)      (126,550)
    Repurchases of common stock.................................................        (375)        (3,706)
    Debt issuance costs.........................................................           -        (12,903)
                                                                                  ----------     ----------

       Net cash provided by (used in) financing activities......................        (750)        47,841
                                                                                  ----------     ----------

         Net increase (decrease) in cash........................................     (20,748)        53,037

 Cash at the beginning of the period............................................      71,756         23,779
                                                                                  ----------     ----------

 Cash at the end of the period..................................................  $   51,008     $   76,816
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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         TravelCenters of America, Inc., (collectively with its subsidiaries, the "Company"), was incorporated on December 2, 1992, to raise equity and to function as the holding company of its wholly-owned operating subsidiary, National Auto/Truckstops, Inc. ("National"). National was incorporated to acquire the travel center network (the "National Network") of Unocal Corporation ("Unocal") (the "National Acquisition"). On December 10, 1993, the Company capitalized a second wholly-owned subsidiary, TA Holdings Corporation ("TAHC"), which in turn capitalized a wholly-owned subsidiary, TA Operating Corporation ("TA"). TA was incorporated to acquire the travel center network ("the TA Network") of BP Exploration and Oil Company ("BP") (the "TA Acquisition"), and had a wholly-owned subsidiary, TA Franchise Systems Inc. ("TAFSI"), which holds all of the TA franchise agreements. The National Acquisition was consummated on April 14, 1993 and the TA Acquisition was consummated on December 10, 1993. On March 27, 1997 the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, National, TA and TAFSI (the Company's former subsidiary, TAHC, was merged into the Company as of such date).

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more full-service travel centers in the United States than any of its competitors, with 126 network sites nationwide, including 124 travel centers in 36 states operating under the "TravelCenters of America" or "TA" brand names and two travel centers in two states operating under the licensed "Unocal 76" and related brand names.

         The accompanying unaudited, consolidated financial statements as of and for the three- and the nine-month periods ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1997. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and cash flows for the three- and nine-month periods ended September 30, 1998 and 1997, and are not necessarily indicative of the results to be expected for the full year.

2.        RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation of earnings per share follows:

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                            --------------------------------- ---------------------------------
                                                 1998              1997            1998              1997
                                            ---------------   --------------- ----------------   --------------
                                                 (DOLLARS AND SHARES IN            (DOLLARS AND SHARES IN
                                                       THOUSANDS)                        THOUSANDS)

Income (loss) before extraordinary loss       $   2,387         $   4,858       $  (4,218)         $   1,954
Less:  Preferred stock dividends                 (2,217)           (1,941)         (6,362)            (5,579)
                                              ---------         ---------       ---------          ---------
Net income (loss) available to common
     Stockholders                                   170             2,917         (10,580)            (3,625)

Weighted average shares outstanding                 596               994             606              1,115
                                              ---------         ---------       ---------          ---------

Net income (loss) per share                   $    0.29         $    2.93       $  (17.46)         $   (3.25)
                                              =========         =========       =========          =========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the nine-month periods ended September 30, 1998 and 1997. An additional 3,003,000 and 6,757,000 incremental common shares were included in the calculation of diluted earnings per share for the three-month periods ended September 30, 1998 and 1997, respectively, to reflect the dilutive effect of warrants, options and convertible preferred stock.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------



4.       INVENTORIES

         Inventories consist of the following:


                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                      1998           1997
                                                                 -------------     ------------
                                                                    (DOLLARS IN THOUSANDS)

  Nonfuel merchandise............................................   $   36,142     $   30,883
  Petroleum products.............................................        2,357          2,835
                                                                    ----------     ----------

        Total inventories........................................   $   38,499     $   33,718
                                                                    ==========     ==========

5.    PROPERTY AND EQUIPMENT

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised from 10 years to five years in order to conform National's estimated useful lives to those of TA. The effect of this change in estimate resulted in reductions in income before extraordinary items and net income of $9.5 million and $5.7 million, respectively. Additionally, earnings per share for the first quarter and for the first nine months of 1998 were reduced by $9.08 and $9.37, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

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

6.       COMBINATION PLAN AND REFINANCING

         On January 21, 1997, the Company's Board of Directors approved a plan to combine the operations of its National and TA Networks under the existing TA Network management. This plan (the "Combination Plan") provides for the divesting of certain National Network locations, terminating of certain franchise relationships, transfer of operation of all National Network company-operated locations to the TA Network and rebranding of the remaining National Network locations to the TA brand. This plan is substantially complete at September 30, 1998. Transition expenses of $2,758,000 have been incurred in 1998 to execute the Combination Plan, bringing the total of such expenses to $17,970,000.

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

         The Refinancing resulted in the early extinguishment of the Company's prior credit facilities. The remaining unamortized balance, at the time of the Refinancing, of the deferred financing costs and unamortized debt discount of $7,847,000 and $1,315,000, respectively, were written off and an extraordinary loss of $5,554,000, net of the related tax benefit of $3,608,000, was recognized in the first quarter of 1997.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


7.    SUPPLEMENTAL CASH FLOW INFORMATION:


                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                  ------------------------------------  -----------------------------------
                                                       1998                1997               1998               1997
                                                  ----------------   -----------------  -----------------   ---------------
                                                        (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Cash paid during the period for:
     Interest                                         $   3,982          $   4,633          $  17,838           $  11,941
     Income taxes                                     $      46          $     157          $     160           $   3,481

Inventory and property and equipment
     received in liquidation of trade accounts
     and note receivable                              $     435          $   1,689          $     928           $   4,495

Acquisition of network assets in exchange
     for notes payable                                $   3,044          $       -          $   3,044           $       -


8.       COMMITMENTS AND CONTINGENCIES

ACQUISITION

         On October 17, 1998 the Company entered into an asset purchase agreement to acquire substantially all of the assets and assume certain liabilities of the Burns Bros. Travel Stops Division ("Burns") of Burns Bros. Inc (the "Burns Acquisition") for an aggregate cash purchase price of approximately $55,000,000. Pursuant to the asset purchase agreement, the Company will acquire all of the assets of Burns relating to 17 of the 19 sites owned by Burns, as well as those assets used in the wholesale fuel supply and transportation business operated by Burns. The Company will also purchase the inventory and outstanding receivables of Burns, and assume certain of its current liabilities. The closing of the acquisition is conditioned on, among other things, satisfactory completion of the Phase I environmental assessments for each of the 17 sites, Phase II environmental assessments at certain of the 17 sites and the Company's due diligence investigation of Burns. The expected closing date, subject to satisfactory completion of the above items, is November 30, 1998. The Company intends to finance this acquisition through an increase in the term loan facility of its Credit Agreement dated March 21, 1997.

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


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

         The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances that have occurred subsequent to the National Acquisition and the TA Acquisition, respectively, at approximately 25 Network properties. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $1,373,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

PENDING LITIGATION

         Forty-Niner Truck Plaza Litigation. In connection with the acquisition of the Network, the Company acquired six travel centers located in California. In January 1993, the Operators of four of these travel centers (the "California Plaintiffs") commenced litigation against Unocal, The Clipper Group, L.P. ("Clipper," organizer of the institutional investor group which formed the Company) and the Company in California state court seeking, among other things, specific performance by Unocal of their alleged rights, either under the California Business and Professions Code (the "California Statute") or, in the alternative, pursuant to an alleged contract with Unocal, to purchase their travel centers at what they alleged was a fair market price and seeking compensatory and punitive damages against the Company and others for both tortious interference with the California Plaintiffs' alleged rights and civil conspiracy. The four properties operated by the California Plaintiffs are referred to herein as the "California Properties". Two of the California Plaintiffs settled their claims prior to commencement of the trial.

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

         On May 1, 1995, the jury rendered a verdict in favor of the two remaining California Plaintiffs and against Unocal and the Company. The jury determined that the two remaining California Plaintiffs were entitled to total compensatory damages of $4,012,000, for which all defendants are jointly and severably liable. On May 3, 1995, the jury rendered a verdict assessing punitive damages against Unocal, Clipper and the Company in the amounts of $7,000,000, $1,600,000 and $1,500,000, respectively. The California State Court rendered a decision in favor of the defendants on the equitable claims asserted by the California Plaintiffs and denying Plaintiffs' request for rescission of the asset purchase agreements for the related California Properties. The Company then filed motions with the trial court to enter judgment in its favor on plaintiffs' damages claims notwithstanding the verdict, or in the alternative, to order a new trial. On August 1, 1995, the California Court denied the motion for judgment notwithstanding the verdict, but granted the defendants' motion for a new trial on all issues. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiff's claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. On September 1, 1998, one of the two remaining plaintiffs entered into a settlement agreement with Unocal and the Company, and dismissed its claims in the case. In connection with the settlement, the Company also entered into an agreement whereby the Company acquired the assets and the operations of that plaintiff's travel center. The case with the one remaining plaintiff had been scheduled for retrial on October 5, 1998, which date has been postponed until February 16, 1999, and the discovery phase of the proceedings is ongoing. The Company's ultimate liability in the disposition of this matter is difficult to estimate. However, it is management's belief that the outcome, while potentially material to the Company's results of operations, is not likely to have a material adverse effect on the Company's financial position.

         The Company believes all compensatory damages ultimately awarded and legal fees incurred in this matter are covered under the indemnification agreement with Unocal. Legal costs incurred by the Company through September 30, 1998 total $5,727,000, of which Unocal has paid $1,117,000 to the Company to date. Unocal has contested certain of the amounts comprising the Company's claims for such indemnification. However, the Company believes that the effect on the financial statements of any amounts not ultimately collected from Unocal will not be material.

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

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


9.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the consolidating balance sheets of the Company as of September 30, 1998 and December 31, 1997, the consolidating statements of income and retained earnings of the Company for the three months and nine months ended September 30, 1998 and 1997, and the consolidating statements of cash flows of the Company for the nine months ended September 30, 1998 and 1997. In the following schedules, "Parent Company' refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally guaranteed the exchange notes. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------

BALANCE SHEET SCHEDULES:

                                                                         SEPTEMBER 30, 1998
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------  ---------------- -------------   -------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)

 ASSETS
 Current assets:
    Cash..................................    $   31,376     $   19,632      $        -    $         -      $   51,008
    Accounts receivable, net..............             -         64,913             901              -          65,814
    Inventories...........................             -         38,499               -              -          38,499
    Deferred income taxes.................             -          4,714               -              -           4,714
    Other current assets..................        31,035         38,316           6,034        (68,181)          7,204
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............        62,411        166,074           6,935        (68,181)        167,239
 Notes receivable, net....................           917            665               -              -           1,582
 Property and equipment, net..............             -        305,286               -              -         305,286
 Intangible assets........................             -         22,121               -              -          22,121
 Deferred financing costs.................        10,686              -               -              -          10,686
 Deferred income taxes....................         4,131         (3,110)              -              -           1,021
 Other assets.............................           730          3,682               -              -           4,412
 Investments in subsidiaries..............       341,673              -               -       (341,673)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  420,548     $  494,718      $    6,935    $  (409,854)     $  512,347
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $      500     $      110      $        -    $         -      $      610
    Accounts payable......................             -         27,961               -              -          27,961
    Other accrued liabilities.............        27,233        119,183           2,084        (68,168)         80,332
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........        27,733        147,254           2,084        (68,168)        108,903
 Long-term debt...........................       289,250          2,934               -              -         292,184
 Deferred income taxes....................             -          1,041               -              -           1,041
 Other liabilities........................             -        233,811               -       (225,903)          7,908
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       316,983        385,040           2,084       (294,071)        410,036

 Mandatorily redeemable senior convertible
    participating preferred stock.........        67,767              -               -              -          67,767

 Other preferred stock, common stock and
    other stockholders' equity............        44,824         81,180               -        (82,434)         43,570
 Retained earnings (deficit)..............        (9,026)        28,498           4,851        (33,349)         (9,026)
                                              ----------     ----------      ----------    -----------      ----------
                                                  35,798        109,678           4,851       (115,783)         34,544
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  420,548     $  494,718      $    6,935    $  (409,854)     $  512,347
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------



                                                                         DECEMBER 31, 1997
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------  ---------------- -------------  --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $   59,592     $   12,164      $      -      $         -      $   71,756
    Accounts receivable, net..............             -         67,927             506              -          68,433
    Inventories...........................             -         33,718               -              -          33,718
    Deferred income taxes.................             -          3,740               -              -           3,740
    Other current assets..................        14,176         38,971           2,591        (45,482)         10,256
                                              ----------     ----------      ----------    -----------      ----------
         Total current assets.............        73,768        156,520           3,097        (45,482)        187,903
 Notes receivable, net....................           887            805               -              -           1,692
 Property and equipment, net..............             -        286,472               -              -         286,472
 Intangible assets........................             -         15,651               -              -          15,651
 Deferred financing costs.................        11,786              -               -              -          11,786
 Other assets.............................           730          3,558               -              -           4,288
 Investments in subsidiaries..............       342,860              -               -       (342,860)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $      500     $        -      $        -    $         -      $      500
    Accounts payable......................             -         29,387               -           (352)         29,035
    Other accrued liabilities.............        32,601         83,905             889        (45,130)         72,265
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........        33,101        113,292             889        (45,482)        101,800
 Long-term debt...........................       289,625              -               -              -         289,625
 Deferred income taxes....................          (852)         5,837               -              -           4,985
 Other liabilities........................             -        230,371               -       (225,892)          4,479
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       321,874        349,500             889       (271,374)        400,889

 Mandatorily redeemable senior convertible
    participating preferred stock.........        61,404              -               -              -          61,404

 Other preferred stock, common stock and
    other stockholders' equity............        45,199         81,179               -        (82,433)         43,945
 Retained earnings........................         1,554         32,327           2,208        (34,535)          1,554
                                              ----------     ----------      ----------    -----------      ----------
                                                  46,753        113,506           2,208       (116,968)         45,499
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
                                              ==========     ==========      ==========    ===========      ==========


                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:


                                                             THREE MONTHS ENDED SEPTEMBER 30, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  137,591     $        -    $        -     $  137,591
    Nonfuel................................            -         94,743            679             -         95,422
    Rent and royalties.....................            -          8,195          1,832        (4,705)         5,322
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        240,529          2,511        (4,705)       238,335
 Cost of revenues (excluding depreciation).            -        159,360              -             -        159,360
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -         81,169          2,511        (4,705)        78,975

 Operating expenses........................           53         55,536            753        (4,705)        51,637
 Selling, general and
     administrative........................          192          8,349            218             -          8,759
 Transition expense........................            -            884              -             -            884
 Depreciation and amortization.............          375          8,089              -             -          8,464
 Gain on sales of property and
    equipment..............................            -           (971)             -             -           (971)
 Other operating (income) expense, net.....            -             89              -             -             89
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............         (620)         9,193          1,540             -         10,113
 Interest (expense), net...................         (846)        (5,282)             -             -         (6,128)
 Equity income (loss)......................        3,355              -              -        (3,355)             -
                                              ----------     ----------     ----------    ----------   ------------
 Income (loss) before income taxes ........        1,889          3,911          1,540        (3,355)         3,985
 Provision (benefit) for income taxes......         (498)         1,522            574             -          1,598
                                              ----------     ----------     ----------    ----------     ----------
 Net income (loss).........................        2,387          2,389            966        (3,355)         2,387

 Less: preferred dividends.................       (2,217)             -              -             -         (2,217)
 Retained (deficit) earnings  - beginning
    of the period..........................       (9,196)        26,109          3,885       (29,994)        (9,196)
                                              ----------     ----------     ----------    ----------     ----------
 Retained (deficit) earnings - end of the
    period.................................   $   (9,026)    $   28,498     $    4,851    $  (33,349)    $   (9,026)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                             THREE MONTHS ENDED SEPTEMBER 30, 1997
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            -------------- -------------- -------------- ------------  --------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  171,434     $        -    $   (5,138)    $  166,296
    Nonfuel................................            -         76,193              -             -         76,193
    Rent and royalties.....................            -         11,506            398        (4,081)         7,823
                                              ----------     ----------     ----------    -----------    ----------
    Total revenues.........................            -        259,133            398        (9,219)       250,312
 Cost of revenues (excluding depreciation).            -        185,675              -        (5,138)       180,537
                                              ----------     ----------     ----------    -----------    ----------
 Gross profit (excluding depreciation).....            -         73,458            398        (4,081)        69,775

 Operating expenses........................            -         47,217              -        (4,081)        43,136
 Selling, general and
     administrative........................          385          8,979             26             -          9,390
 Transition expense........................            -          3,630            237             -          3,867
 Depreciation and amortization.............          (69)         5,846              -             -          5,777
 Gain on sales of property and
    equipment..............................            -         (7,409)             -             -         (7,409)
 Other operating (income) expense, net.....            -          1,100              -             -          1,100
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (316)        14,095            135             -         13,914
 Interest (expense), net...................       (6,362)           375              -             -         (5,987)
 Equity income (loss)......................       12,157              -              -       (12,157)             -
                                              ----------     ----------     ----------    -----------    ----------
 Income (loss) before income taxes.........        5,479         14,470            135       (12,157)         7,927
 Provision (benefit) for income taxes......          621          5,627             59        (3,238)         3,069
                                              ----------     ----------     ----------    -----------    ----------
 Net income (loss).........................        4,858          8,843             76        (8,919)         4,858

 Less: preferred dividends.................       (1,941)             -              -             -         (1,941)
 Retained earnings (deficit) - beginning of
    the period.............................        2,742         32,550            958       (33,508)         2,742
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    period.................................   $    5,659     $   41,393     $    1,034    $  (42,427)    $    5,659
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------



                                                              NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            -------------- -------------- -------------- ------------ ---------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  408,114     $        -    $        -     $  408,114
    Nonfuel................................            -        255,816            830             -        256,646
    Rent and royalties.....................            -         24,774          5,171       (13,509)        16,436
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        688,704          6,001       (13,509)       681,196
 Cost of revenues (excluding depreciation).            -        463,943              -             -        463,943
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        224,761          6,001       (13,509)       217,253

 Operating expenses........................          159        154,633          1,133       (13,509)       142,416
 Selling, general and
     Administrative........................          638         25,836            653             -         27,127
 Refinancing, transition and development
    costs..................................            -          2,758              -             -          2,758
 Depreciation and amortization.............        1,122         31,912              -             -         33,034
 Gain on sale of property and
    equipment..............................            -           (826)             -             -           (826)
 Other operating (income) expense, net.....            -          1,061              -             -          1,061
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,919)         9,387          4,215             -         11,683
 Interest (expense), net...................       (2,674)       (15,589)             -             -        (18,263)
 Equity income (loss)......................       (1,186)             -              -         1,186              -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........       (5,779)        (6,202)         4,215         1,186         (6,580)
 Provision (benefit) for income taxes......       (1,561)        (2,373)         1,572             -         (2,362)
                                              ----------     ----------   ------------    ----------     ----------
 Net income (loss).........................       (4,218)        (3,829)         2,643         1,186         (4,218)

 Less: preferred dividends.................       (6,362)             -              -             -         (6,362)
 Retained earnings  - beginning of the
    period.................................        1,554         32,327          2,208       (34,535)         1,554
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    period.................................   $   (9,026)    $   28,498     $    4,851    $  (33,349)    $   (9,026)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


                                                              NINE MONTHS ENDED SEPTEMBER 30, 1997
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            -------------- -------------- -------------- ------------- --------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  544,918     $        -    $   (5,138)    $  539,780
    Nonfuel................................            -        211,418              -             -        211,418
    Rent and royalties.....................            -         32,093          1,092        (4,081)        29,104
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        788,429          1,092        (9,219)       780,302
 Cost of revenues (excluding depreciation).            -        590,364              -        (5,138)       585,226
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        198,065          1,092        (4,081)       195,076

 Operating expenses........................            -        122,762              -        (4,081)       118,681
 Selling, general and
     Administrative........................          639         28,705            726             -         30,070
 Transition expense........................            -         10,721            237             -         10,958
 Depreciation and amortization.............          741         19,332              -             -         20,073
 Gain on sales of property and
    equipment..............................            -         (5,945)             -             -         (5,945)
 Other operating (income) expense, net.....            -          1,100              -             -          1,100
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,380)        21,390            129             -         20,139
 Interest (expense), net...................      (12,721)        (4,233)             -             -        (16,954)
 Equity income (loss)......................        8,199             75              -         8,274              -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes and
    extraordinary item.....................       (5,902)        17,232            129             -          3,185
 Provision (benefit) for income taxes......       (2,302)         6,721             50        (3,238)         1,231
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) before extraordinary item          (3,600)        10,511             79        (5,036)         1,954
 Extraordinary loss (less applicable income
    tax benefit)...........................            -         (5,554)             -             -         (5,554)
                                              ----------     ----------     ----------    ----------     ----------
 Net income (loss).........................       (3,600)         4,957             79        (5,036)        (3,600)

 Less: preferred dividends.................       (5,579)             -              -             -         (5,579)

 Retained earnings  - beginning of the
    period.................................       14,838         36,436            955       (37,391)        14,838
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings - end of the period.....   $    5,659     $   41,393     $    1,034    $  (42,427)    $    5,659
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------


   CONDENSED STATEMENT OF CASH FLOW SCHEDULES:


                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------- -------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $  (27,466)    $   59,491     $        -    $        -     $   32,025
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..................            -        (49,090)             -             -        (49,090)
    Acquisitions of network assets........            -         (6,270)             -             -         (6,270)
    Proceeds from sales of
      property and equipment..............            -          3,337              -             -          3,337
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -        (52,023)             -             -        (52,023)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt repayments.............         (375)             -              -             -           (375)
    Repurchase of common stock..........           (375)             -              -             -           (375)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in financing
         activities.......................         (750)             -              -             -           (750)
                                             ----------     ----------     ----------    ----------     ----------
       Net increase (decrease) in cash....      (28,216)         7,468                                     (20,748)

 Cash at the beginning of the period......       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the period............   $   31,376     $   19,632     $        -    $        -     $   51,008
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ---------------------------------------------------



                                                             NINE MONTHS ENDED SEPTEMBER 30, 1997
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------- -------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

  CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES............................   $     (590)    $   18,858     $        -    $        -     $   15,538
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures..................            -        (19,372)             -             -        (19,372)
    Acquisitions of network assets........            -        (11,069)             -             -        (11,069)
    Proceeds from sales of property and
       equipment..........................            -         20,099              -             -         20,099
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -        (10,342)             -             -        (10,342)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............            -          3,750              -             -          3,750
    Revolving loan repayments.............            -        (17,750)             -             -        (17,750)
    Long-term debt borrowings.............      205,000              -              -             -        205,000
    Long-term debt repayments.............         (250)      (126,300)             -             -       (126,550)
    Advance from parent.................       (138,900)       138,900              -             -              -
    Repurchase of common stock..........         (3,706)             -              -             -         (3,706)
    Debt issuance costs.................        (12,903)             -              -             -        (12,903)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities.............       49,366         (1,400)             -             -         47,841
                                             ----------     ----------     ----------    ----------     ----------
         Net increase in cash.............       45,526          7,511              -             -         53,037
 Cash at the beginning of the period......            -         23,779              -             -         23,779
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the period............   $   45,526     $   31,290     $        -    $        -     $   76,816
                                             ==========     ==========     ==========    ==========     ==========

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

OVERVIEW

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 126 network sites nationwide, consisting of 124 travel centers in 36 states operating under the "TravelCenters of America" or "TA" brand names and two travel centers in two states operating under the licensed "Unocal 76" and related brand names. Of the 126 total sites, the Company owns 116 and 10 are owned by franchisees.

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

COMBINATION PLAN

         During the three months and nine months ended September 30, 1998, the Company incurred approximately $0.9 million and $2.8 million, respectively, of expenses related to the Combination Plan. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $20.0 million, of which approximately $3.0 million to $4.0 million is expected to be incurred in 1998. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

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

Network Rationalization

         Throughout 1997, the Company continued to refine and execute its plans for improving the profitability of the Network through rebranding of its sites under the TA brand name and rationalizing the number and locations of its travel centers. For the year ended December 31, 1997, 15 National Leased Sites were sold to the Operators of those sites for a net gain on sale of $11.9 million. The Company anticipates additional site sales during 1998 as it continues rationalizing the Network. No sales were finalized during the first quarter of 1998, and one sale was finalized during each of the second and third quarters of 1998. During the year ended December 31, 1997, the franchise agreements with the Franchisee-Owners of 27 Franchisee-Owner Sites were terminated. Beginning in July 1997, those National Network franchisees whose sites were selected for inclusion in the Network began to convert their franchises to TAFSI from National, a process that includes rebranding the travel centers to the TA brand, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise agreements and lease agreements, such that there is an increase in the royalty the Company receives as a percentage of the franchisees' nonfuel revenues and a decrease in fixed rent revenue. The Company expects these new agreements will result in reduced revenue in the short term, but that in the long term increased franchisee nonfuel revenues will result in a net increase in the Company's revenue. Through September 30, 1998, 29 former National franchisees had signed TAFSI franchise agreements.

Site Conversions

         During 1997, the Company converted 27 National Leased Sites to Company-operated Sites by acquiring the travel center operations from the related Operators. Such conversions result in decreased rent revenue and increased operating expenses, offset to varying degrees for each individual site by increased fuel and nonfuel revenues. Three such conversions were completed in the second quarter of 1998, and two such conversions were completed during the third quarter of 1998. Management expects that, over time, the increases in revenues will exceed the decreases in rent revenue and increases in operating expenses, especially as TA management, marketing, operations, safety and training programs are fully implemented.

         The following table sets forth the number and type of ownership and management of the Company's travel centers at September 30, 1998 and 1997:



                                             SEPTEMBER 30,
                                      ----------------------------
                                         1998(1)        1997
                                      ------------   -------------

Company-owned and operated sites               86            82
Company-owned and leased sites                 30            43
                                         --------      --------
     Company-owned sites                      116           125
Franchisee-owner sites                         10            20
                                         --------      --------
     Total                                    126           145
                                         ========      ========
Stand-alone shops                               2             2
                                         ========      ========

(1) Excludes two closed sites as of September 30, 1998.

RESULTS OF OPERATIONS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

         The Company's consolidated revenues for the three- and nine-month periods ended September 30, 1998 were $238.3 million and $681.2 million, respectively, which represent decreases from the prior periods of $12.0 million, or 4.8%, for the three-month period and $99.1 million, or 12.7%, for the nine-month period.

         Fuel revenue for the nine months ended September 30, 1998 reflects a decrease of $131.7 million, or 24.4%. For the third quarter, the 1998 amount reflects a decrease from the same period in 1997 of $28.7 million, or 17.3%. The decrease in fuel revenue for the three- and nine-month periods is a result of decreased diesel volumes combined with a decrease in diesel pump prices. For the three months and nine months ended September 30, 1998, diesel volumes decreased 0.3% and 6.0% between years, respectively, which is the result of a decrease in the total number of sites between years, partially offset by increased volumes at continuing sites. Average diesel sale prices decreased 18.7% and 20.0%, for the same periods, respectively, as a result of declines in the cost of crude oil.

         Nonfuel revenues for the quarter ended September 30, 1998 increased 25.2% to $95.4 million from $76.2 million for the same period in 1997. For the nine-month period ended September 30, 1998 nonfuel revenues increased 21.4% to $256.6 million from $211.4 million for the same period in 1997. These increases are due to the increase in the number of Company-operated sites between years, coupled with the increased revenues at former National locations that have been rebranded as TA travel centers.

         Rent and royalty revenues for both 1998 periods have decreased from the same periods in 1997 as a result of (a) conversions of Leased Sites to Company-operated Sites, (b) sales of Leased Sites and (c) the rent reductions that are effective when former National franchisees sign new franchise and lease agreements with TAFSI. The new franchise and lease agreements provide for reduced fixed rents, but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. Rent revenues for Leased Sites that were leased in all of the first three quarters of 1998 and 1997 decreased 15.9% between years. Royalty revenues for franchisee locations in the Network in all of the first three quarters of both 1998 and 1997 increased 74.9% between years. The decline in rent revenue is expected to cease, as the network rationalization is substantially complete with regards to franchisee-lessees.

Gross Profit

         The Company's gross profit for the third quarter of 1998 was $79.0 million, compared to $69.8 million for 1997, an increase of $9.2 million, or 13.2%. Year-to-date gross profit through September 30, 1998 was $217.3 million compared to $195.1 million for 1997, an increase of $22.2 million, or 11.4%. The increases in the Company's gross profit were primarily due to increases in nonfuel revenues and diesel fuel margins, partially offset by decreased rent revenue resulting from the conversion of travel centers from Leased Sites to Company-operated Sites.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

         The Company's operating expenses increased by $8.5 million, or 19.7%, to $51.6 million for the three-month period ended September 30, 1998. Operating expenses for the nine-month period ending September 30, 1998 increased by $23.7 million, or 20.0%, to $142.4 million. These increases reflect the increased number of Company-operated Sites from the conversion of Leased Sites that occurred throughout 1997.

         The Company's SG&A for the third quarter decreased from $9.4 million in 1997 to $8.8 million in 1998. Year-to-date SG&A expense decreased from $30.1 million in 1997 to $27.1 million in 1998. The reductions in SG&A are primarily a result of synergies resulting from personnel reductions at National pursuant to the Combination Plan, partially offset by increased staffing in the operational support and business development areas at TA.

Transition Expense

         Transition expenses for the nine months ended September 30, 1998 were $2.8 million, compared to $11.0 million for the same period in 1997. For the three months ended September 30, 1998, these expenses were $0.9 million, compared to $3.9 million for the same period in 1997. These costs were incurred in effecting the Combination Plan. The Company anticipates approximately $3.0 million to $4.0 million of such costs to be incurred in 1998.

Depreciation and Amortization

         Depreciation and amortization for the third quarter of 1998 was $8.5 million, compared to $5.8 million for the same period in the prior year. Depreciation for the nine-month period ending September 30, 1998 was $33.0 million, compared to $20.1 million for the same period in 1997.

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years in order to conform National's estimated useful lives to those of TA. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998. In addition, an impairment reserve of $0.6 million recorded in the 1997 fourth quarter with respect to certain sites being held for sale was completely reversed in the 1998 second quarter. This reversal was based on increases in the estimated sales prices of the respective sites.

Income from Operations

         Income from operations was $10.1 million for the third quarter of 1998, compared to $13.9 million for the third quarter of 1997. This is a result of an increase in gross profit of $9.2 million, a decrease in SG&A of $0.6 million, a decrease in transition expenses of $3.0 million and a decrease in other expenses of $1.0 million, offset by increases in operating expenses of $8.5 million, increases in depreciation and amortization of $2.7 million and decreases in gains on sales of property and equipment of $6.4 million.

         Income from operations was $11.7 million for the nine months ended September 30, 1998, compared with $20.1 million for the nine months ended September 30, 1997. This is a result of an increase in gross profit of $22.2 million, a decrease in SG&A of $3.0 million and decreases in transition expenses of $8.2 million, offset by increases in operating expenses of $23.7 million, increases in depreciation and amortization of $12.9 million and reductions in gains on sales of property and equipment of $5.1 million.

         EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three- and nine-month periods ending September 30, 1998 was $19.4 million and $49.3 million, respectively, compared to $17.2 million and $46.3 million for the respective 1997 periods.

Interest Expense - Net

         Interest expense for the third quarter and first nine months of 1998 was $0.1 million and $1.3 million higher than the same periods in the prior year as a result of the increased debt balance after the consummation of the Refinancing (discussed in Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisition, expansion and environmental upgrades.

         Net cash provided by operating activities totaled $32.0 million for the first nine months of 1998, compared to $15.5 million for the same period in the prior year. The increase between years is primarily the result of increases in income before depreciation and amortization combined with net reductions in working capital needs between years.

         Net cash used in investing activities increased to $52.0 million for the first nine months of 1998 from $10.3 million for the first nine months of 1997. The increase is primarily the result of increases in capital expenditures and decreases in proceeds from sales of property and equipment offset by the decrease in the acquisitions of network assets. Acquisitions of network assets represent amounts spent acquiring the leasehold interests of Operators when converting Leased Sites to Company-operated Sites. These activities were substantially complete at September 30, 1998, however additional conversions remain possible. The increase in capital expenditures between years is primarily the result of the timing, as capital expenditures for the full year are expected to be at the same level as for the year ended December 31, 1997.

         Net cash used in financing activities was $0.8 million during the first half of 1998, compared to $47.8 million generated during the first half of the prior year. The change in the amount of financing activity cash flows between 1997 and 1998 was due to the refinancing completed in the first quarter of 1997.

         On March 27, 1997 the Company was refinanced and currently has outstanding $292.8 million of indebtedness, consisting of $125.0 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Notes, a $79.3 million term loan facility and a $3.0 million note payable (net of unamortized discount of $1.9 million). The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, was not drawn upon at September 30, 1998. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due in 2007 and the term facility has annual amortization requirements of $0.5 million until 2004.

         The Company expects to invest approximately $240 million in the Network between 1997 and the end of 2001 (with approximately $75 million of this amount to be spent in each of 1997 and 1998) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represent normal ongoing maintenance and related capital expenditures (with approximately $10 million of this amount to be spent in 1998). The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems.

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

ACQUISITION

         On October 17, 1998 the Company entered into an asset purchase agreement to acquire substantially all of the assets and assume certain liabilities of the Burns Bros. Travel Stops Division ("Burns") of Burns Bros. Inc (the "Burns Acquisition") for an aggregate cash purchase price of approximately $55,000,000. Pursuant to the asset purchase agreement, the Company will acquire all of the assets of Burns relating to 17 of the 19 sites owned by Burns, as well as those assets used in the wholesale fuel supply and transportation business operated by Burns. The Company will also purchase the inventory and outstanding receivables of Burns, and assume certain of its current liabilities. The closing of the acquisition is conditioned on, among other things, satisfactory completion of the Phase I and Phase II environmental assessments for each of the 17 sites and the Company's due diligence investigation of Burns. The expected closing date, subject to satisfactory completion of the above items is, November 30, 1998. The Company intends to finance this acquisition through an increase in the term loan facility of its Credit Agreement dated March 21, 1997.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to various Environmental Laws.

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements by December 22, 1998. The Company is making necessary upgrades to comply with those requirements. The Company expects to spend a total of approximately $6 million to $8 million in 1998 to complete the upgrade of USTs and other environmental related costs. In addition, the Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $1.4 million as of September 30, 1998. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue results from date sensitive computer programs that improperly handle dates beyond 1999. This issue will impact virtually every business that relies on a computer, including the Company, its customers and suppliers and other third party service providers such as credit and trucking fleet billing card providers, utilities and other basic service providers. The Company's management is working to ensure that its Year 2000 issues are addressed on a company-wide basis, which includes (1) internal information technology (IT) systems such as any hardware and software used to process daily operational data and information; (2) non-IT systems or embedded technology such as micro-controllers contained in various equipment; and (3) Year 2000 compliance of key third parties, including suppliers, customers and third party credit and trucking fleet billing card providers, especially those with which the Company conducts business electronically.

         The Company is currently in the process of making its IT systems Year 2000 compliant. As a result of the Combination, management determined a new IT system would be required to handle the combined operations of TA and National, as neither TA's nor National's current IT systems have the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing a new IT system that will replace substantially all of the IT systems currently in use, some of which are not Year 2000 compliant. The new IT system is Year 2000 compliant, and management expects to begin using the new system during the second quarter of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to current systems that will continue to be used, such as the Access 76 fleet billing system and certain retail point of sale systems, and management anticipates these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company's financial position or results of operations.

         The Company is currently in the process of surveying and testing its significant non-IT systems, such as in fuel pumps, cash registers and truck repair equipment, to determine whether such systems are Year 2000 compliant. As a result of the significant capital improvements made at the Company's sites, including under the Capital Program, over the past few years, substantially all of the Company's mission critical non-IT systems recently have been upgraded or are in the process of being upgraded and are believed to be Year 2000 compliant, although the Company is still in the process of formally testing and evaluating its non-IT systems. The Company expects to complete this process by March 31, 1999.

         The Company's management believes that its efforts and plans to ensure its internal IT and non-IT systems are Year 2000 compliant are adequate and, therefore, the greatest risk to the Company's operations lies with third parties. The Company is still in the early stages of contacting key third parties and, accordingly, has not yet determined what its most reasonably likely worst case scenario is with respect to Year 2000 issues. Consequently, the Company has not yet prepared a contingency plan for dealing with that scenario. The Company expects that it will complete its third party surveys and assessments by March 31, 1999. When that process is complete, management will complete an analysis of its most reasonably likely worst case scenario and a contingency plan to deal with that scenario will be developed.

         While management believes the Company is adequately addressing the Year 2000 issue and will not suffer a material adverse effect from such issues, there is no guarantee that the estimated completion dates and costs will be achieved. In addition, there is no guarantee that key third parties will be successful in completing their Year 2000 efforts. If needed modifications are not made on a timely basis, including to third parties' systems, and/or contingency plans are not implemented, the Year 2000 issue could have a material adverse effect on the Company's operations and, potentially, its financial condition.

FORWARD-LOOKING STATEMENTS

         The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; the potential future impact of Year 2000 related issues; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan. The forward-looking statements should be considered in light of these factors.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         From time to time the Company is a party to litigation in the ordinary course of its business involving, by way of example, matters such as breach of contract, actions under PMPA or other franchise regulations, actions under Environmental Laws, bankruptcy claims, condemnation matters, employment claims, negligence and other similar claims. Certain of such claims are covered by the Company's third party insurance policies or indemnification agreements with BP or Unocal. While claims for damages in such litigation in certain instances may not be covered by an insurance policy or an indemnification agreement or may be in excess of the Company's insurance coverage, the Company does not expect its existing litigation to have a material adverse effect on the Company. The following describes the more significant pending matters in which the Company is involved as of September 30, 1998.

         Forty-Niner Truck Plaza Litigation. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four Operators of National Leased Sites in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, Clipper and Unocal based upon alleged violations by Unocal of the California Business and Professions Code and of an alleged contract by failing to provide the plaintiffs with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the trial. The claims of two plaintiffs, who were franchisees of National in Sacramento and Santa Nella, California, were tried, and the jury rendered a verdict awarding $4.0 million in compensatory damages jointly and severally against the Company, Unocal and Clipper, and assessing punitive damages against them in the amount of $1.5 million, $7.0 million and $1.6 million, respectively. On August 1, 1995, the court granted the defendants' motions for a new trial on all issues, although it denied defendants' motions for judgment notwithstanding the verdict. On October 22, 1997, the California Court of Appeal filed a decision affirming the trial court's orders granting a new trial and denying defendants' motions for judgment notwithstanding the verdict. The Court of Appeal also reversed an order of the trial court granting a nonsuit on plaintiffs' claim against the Company and Clipper for civil conspiracy. The California Supreme Court has denied review. On September 1, 1998, one of the two remaining plaintiffs entered into a settlement agreement with Unocal and the Company, and dismissed its claims in the case. In connection with the settlement, the Company also entered into an agreement whereby the company acquired the assets and the operations of the plaintiff's travel center. The case with the one remaining plaintiff had been scheduled for retrial on October 5, 1998, which date has now been postponed to February 16, 1999, and the discovery phase of the proceedings is ongoing. Pursuant to the asset purchase and related agreements between the Company and Unocal, the Company believes that Unocal is required to indemnify it for attorneys' fees and compensatory damages. Unocal has contested certain of the amounts comprising the Company's claim for indemnification. The indemnification agreement between Unocal and the Company does not by its terms cover punitive damages. The Company entered into an agreement indemnifying Clipper in connection with the Company's purchase of the properties in the National Network, and Clipper has asserted and the Company has concurred that this agreement obligates the Company to pay any compensatory and punitive damages assessed against Clipper.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the third quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

   Exhibit
   Number         Exhibit
----------------- -------------------------------------------------------------

     27           Financial Data Schedule

(b)      Reports on Form 8-K


         During the third quarter of 1998, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRAVELCENTERS OF AMERICA, INC.
                                              (Registrant)


Date: November 16, 1998             By:   /s/ James W. George
                                        ------------------------
                                        Name:  James W. George
                                        Title: Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                Duly Authorized Officer)