Form 10-K405
period 1998-12-31
TRAVELCENTERS OF AMERICA INC
filed 1999-03-31
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, there were outstanding 599,877 shares of Common Stock, par value $0.01 per share. The outstanding shares of Common Stock of the registrant were issued in transactions not involving a public offering. As a result, there is no public market for the registrant's Common Stock.

                                      INDEX

PART I
     Item 1.      Business...................................................................2
     Item 2.      Properties.................................................................9
     Item 3.      Legal Proceedings.........................................................11
     Item 4.      Submission of Matters to a Vote of Security Holders.......................11

PART II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters.....12
     Item 6.      Selected Financial Data...................................................13
     Item 7.      Management's Discussion and Analysis......................................14
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk................26
     Item 8.      Financial Statements and Supplementary Data...............................27
     Item 9.      Changes in and Disagreements With Accountants.............................65

PART III
     Item 10.     Directors and Executive Officers of the Registrant........................66
     Item 11.     Executive Compensation....................................................66
     Item 12.     Security Ownership of Certain Beneficial Owners and Management............66
     Item 13.     Certain Relationships and Related Transactions............................66

PART IV
     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...........67

SIGNATURES        ..........................................................................70

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         TravelCenters of America, Inc. (the "Company") owns, operates and franchises more full-service travel centers in the United States than any of its competitors, with 143 network sites located in 39 states nationwide, including 103 Company operated locations. The Company's travel centers are full service facilities offering a broad range of fuel and nonfuel products, services and amenities to trucking fleets, professional truck drivers and other motorists. In addition to diesel fuel and gasoline, the travel centers provide truck maintenance and repair services and products, full service and quick serve restaurant ("QSR") dining, travel and convenience stores, telecommunications services and various hospitality and rest-related amenities. This broad range of products and services distinguishes the travel centers from traditional truckstops, which focus on the sale of diesel fuel, and provides diverse revenue sources for the Company. In addition, the Company is the only industry participant with a centralized procurement, warehousing and distribution system.

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

         The travel centers feature a variety of well recognized national brands which attract professional truck drivers, motorists and other customers who often satisfy both fuel and nonfuel needs at the same stop. The Company's nationally recognized QSR and motel brands include Burger King, Dairy Queen, Dunkin' Donuts, Kentucky Fried Chicken, Little Caesars, Long John Silver's, McDonald's, Pizza Hut, Sbarro, Subway, Taco Bell, Wendy's, DayStop, HoJo Inn and Travelodge. The Company also offers such well recognized gasoline brands as Amoco, Arco, BP, Chevron, Conoco, Exxon, Mobil, Shell and Unocal 76. This portfolio of brands strongly appeals to what market research indicates are customers' priorities of quality, convenience and consistency of product offerings, as well as cleanliness and safety.


HISTORY AND ORGANIZATION

         The Company was formed in 1992 by an institutional investor group (the "Investor Group") led by The Clipper Group, L.P. ("Clipper"), as well as certain then prospective franchisees and individuals who at the time were members of the Company's management. The Company was originally incorporated as National Auto/Truckstops Holdings Corporation but changed its name in March 1997. The Company is a holding company whose sole assets consist of the stock of its three direct wholly-owned subsidiaries: TA Operating Corporation, d/b/a TravelCenters of America ("TA"), National Auto/Truckstops, Inc. ("National") and TA Franchise Systems, Inc. ("TAFSI"). TA has one wholly-owned subsidiary, TA Travel, L.L.C. ("TA Travel"). Prior to March 1997, the Company had two wholly-owned subsidiaries, National and TA Holdings Corporation ("TA Holdings"). TA Holdings was the parent of TA, which itself was the parent of TAFSI. In March 1997, a restructuring was completed whereby the current structure was effected and TA Holdings was merged into the Company. TA Travel was organized in October 1997.

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

         In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets (the "National Network") of a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") in a series of asset purchase transactions. The National Network included a total of 139 facilities, of which 95 were Leased Sites, 42 were Franchisee-Owner Sites, and two sites were Company-operated Sites. As part of the National Acquisition, Unocal agreed to indemnify the Company against certain environmental liabilities occurring prior to 1993 (the "Unocal Environmental Agreement," see "-Regulation-Environmental Regulation"), entered into a noncompetition agreement for a ten-year period terminating on April 13, 2003, granted the Company a license to use certain Unocal trademarks, and granted the Company a royalty-free license to use the ACCESS 76 on-line information retrieval and credit card system. The National Network, which operates under the licensed "Unocal 76" and related trademarks, has been providing quality products and services for over 35 years and until 1997 had been the largest chain of full service travel centers or truckstops, based on number of locations in the United States. Pure Oil Company ("Pure") founded the National Network and Unocal acquired National in connection with Unocal's merger with Pure in 1965.

         In December 1993, the Company acquired (the "TA Acquisition") the truckstop network assets (the "TA Network") of certain subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). The TA Network included 38 Company-operated Sites and six Franchisee-Owner Sites. As part of the TA Acquisition, BP agreed to indemnify the Company against certain environmental liabilities with respect to which claims are made prior to December 11, 2004 or December 11, 1996 (the relevant date depending upon the nature of the underlying claim) ( the "BP Environmental Agreement," see "-Regulation-Environmental Regulation"), entered into a noncompetition agreement for a seven-year period commencing on December 10, 1993 and granted the Company the right, title and interest in and to certain copyrights, trademarks, service marks and other intellectual property, including, "Truckstops of America," "TA" and "Country Pride." The TA Network, which now operates under the Company-owned "TravelCenters of America" and "TA" trademarks, has been providing quality products and services to the trucking industry and to nonprofessional travelers for over 30 years, and is now the largest chain of full service travel centers or truckstops, based on number of locations in the United States. BP, through its subsidiary formerly known as The Standard Oil Company of Ohio ("Sohio"), acquired TA from Ryder System, Inc. ("Ryder") in 1984. Ryder founded the TA Network in 1973.

         In December 1998, the Company acquired (the "Burns Acquisition") substantially all of the truckstop network assets (the "Burns Network") of Burns Bros., Inc. and certain of its affiliates (collectively "Burns"). Specifically, the Company acquired from Burns the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns (the two remaining sites were closed by Burns); the equipment and inventory used in Burns' fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets. The 17 acquired sites are located in 9 western and north-western states. (See "-Burns Acquisition.")

         On February 26, 1999, the Company entered into a merger agreement pursuant to which the Company intends to acquire (the "TPOA Acquisition") 100% of the voting stock of Travel Ports of America, Inc. ("TPOA") at a price of $4.30 per share. Under the terms of the merger agreement and certain ancillary agreements, the Company will pay cash of approximately $40.5 million for all of TPOA's common shares except approximately 653,000 common shares, held by TPOA's chairman and chief executive officer, that will be exchanged for approximately 85,000 shares of the Company's common stock. In addition, the Company expects to pay cash of approximately $15 million to $20 million to retire substantially all of TPOA's indebtedness expected to be outstanding at the merger date and to pay various costs of the transaction. TPOA operates a network (the "TPOA Network") of 16 travel centers in seven states, primarily in the northeastern U.S. This acquisition, if ultimately consummated, is expected to close in June 1999. A closing of the merger is subject to a variety of conditions, including approval by TPOA's shareholders.

BURNS ACQUISITION

         The Burns Acquisition was closed on December 3, 1998 for a total acquisition cost of $60.7 million. The total is comprised of cash consideration to Burns of $56.2 million, cash paid for other acquisition costs of $0.6 million and assumed liabilities of $3.9 million. The cash used to fund this acquisition was provided by new borrowings (see "- Refinancings"). For the fiscal year ended June 30, 1998, the 17 acquired sites sold 162.2 million gallons of diesel fuel and had nonfuel sales and operating expenses of $44.7 million and $28.1 million, respectively. The results of operations of the Burns Network sites are included in the Company's consolidated results only from December 4, 1998. The following table sets forth selected pro forma financial data assuming the Burns Acquisition had occurred on January 1, 1998.

                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     -----------------------------------------------------------
                                                                                     PRO FORMA
                                                                     THE COMPANY     EFFECT OF
                                                      THE COMPANY    WITHOUT THE     THE BURNS     THE COMPANY
                                                      AS REPORTED    BURNS SITES    ACQUISITION     PRO FORMA
                                                     -------------- -------------- -------------- --------------
                                                                      (IN MILLIONS OF DOLLARS)

Total revenue...........................................  $ 923.8      $ 914.5      $ 146.3         $1,060.8
Gross profit............................................  $ 296.7      $ 293.7      $  38.3         $  332.0
Income from operations..................................  $  19.1      $  18.9      $   5.4         $   24.3
Income (loss) before extraordinary item.................  $  (4.2)     $  (4.3)     $   3.3         $   (1.0)
EBITDA(1)...............................................  $  68.7      $  68.2      $   8.5         $   76.7

(1)  "EBITDA" is defined as set forth in Note 4 to Selected Financial Data in
     Item 6.

COMBINATION PLAN AND CAPITAL PROGRAM

         Historically, under the Company's ownership, each of the TA and National Networks (the "Existing Networks") was separately managed and financed. However, in January 1997 the Company's Board of Directors approved a management proposal (the "Combination Plan") to integrate the Existing Networks into a single network (the "Network") to be operated under the TA trademark under the leadership of a single management team.

         During 1998 and 1997 the Company, pursuant to the Combination Plan, significantly reshaped the composition of the Existing Networks as follows:

         - 32 Leased Sites were converted to Company-operated Sites, five during 1998 and 27 during 1997,

         -  27 Franchisee-Owner Sites were terminated, all during 1997,

         - Two Company-operated Sites were sold during 1998 and 15 Leased Sites were sold during 1997,

         - All National Network Company-operated Sites were converted to TA Network Company-operated Sites during 1997,

         - Operators of 29 National Network Leased Sites terminated their franchise agreements with National and signed franchise agreements with TAFSI during the last half of 1997.

         Consequently, and giving effect to the Burns Acquisition, as of December 31, 1998, the Company's Network was comprised of 141 sites, 17 of which were operating under Burns Bros. signage which is expected to be substantially replaced with TA signage during 1999. The remaining two sites are Leased Sites that continue to operate in the National Network.

         In 1997, the Company initiated a capital program to upgrade, rebrand and reimage the Network's travel centers and to build new travel centers (the "Capital Program"). Under this Capital Program, as revised as a result of the Burns Acquisition, the Company intends to invest approximately $260 million in the Network's sites by the end of 2001, with $150 million having been spent by the end of 1998. The Operators and Franchisee-Owners will also be investing additional amounts for reimaging and other projects at the sites they operate.

The following table summarizes the changes in the composition of the Network since the Combination Plan and Capital Program were implemented.

                                           COMPANY-                     FRANCHISEE-
                                           OPERATED        LEASED          OWNER          TOTAL
                                             SITES          SITES          SITES          SITES
                                         -------------- -------------- -------------- --------------
Number of  sites at December 31, 1996          58             77             35             170

1997 Activity:
   -New sites                                   -              -              1              1
   -Conversions of Leased Sites to
     Company-operated Sites                    27            (27)             -              -
   -Sales of sites                              -            (15)             -            (15)
   -Terminations of Franchisee-
     Owner Sites                                -              -            (27)           (27)
                                             ------         ------         ------         -----
Number of sites at December 31, 1997           85             35              9             129

1998 Activity:
   -New sites                                   -              -              1              1
   -Conversions of Leased Sites to
     Company-operated Sites                     5             (5)             -              -
   -Sales of sites                             (2)             -              -             (2)
   -Burns Acquisition                          17              -              -             17
                                             ------         ------         ------         ----
Number of sites at December 31, 1998           105            30             10             145

Closed sites (held for sale)                   (2)             -              -             (2)
                                             ------         ------         ------         -----
Number of operating sites at
   December 31, 1998                           103            30             10             143
                                             ======         ======         ======         =====

REFINANCINGS

         To facilitate the Combination Plan and Capital Program, in March 1997 the Company refinanced the existing indebtedness of TA and National with new borrowings by the Company (the "1997 Refinancing"). The Company issued $125 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007, entered into a Credit Agreement through which it obtained an $80 million senior secured term loan facility (the "Term Loan") and a $40 million revolving credit facility, redeemed all of the then outstanding Subordinated Notes of TA and National, respectively, and a portion of the Senior Notes of TA (the "TA Old Senior Notes"), and, pursuant to a Senior Secured Note Exchange Agreement, exchanged $85.5 million aggregate principal amount of Senior Secured Notes ($35.5 million of Series I Senior Secured Notes and $50 million of Series II Senior Secured Notes) of the Company for the Senior Notes of National and the unredeemed TA Old Senior Notes.

         In order to complete the Burns Acquisition and facilitate future Network growth and development, including the TPOA Acquisition, in December 1998 the Company increased the Term Loan by $150 million (the "1998 Refinancing"). Of the total amount borrowed, $50 million was utilized to retire the Company's Series II Senior Secured Notes and $42 million was specified to prefund planned capital expenditures and business acquisitions. See "Liquidity and Capital Resources" in Item 7 for further discussion of the 1998 Refinancing.

SUPPLY

         The Company purchases fuel from various suppliers at rates that fluctuate with market prices and reset daily, and resells fuel to certain franchisees and to the public at prices that the Company establishes daily. By contracting for only a portion of its monthly diesel fuel requirements and by establishing supply relationships with an average of four or five alternate suppliers per location, the Company has been able effectively to create competition for the Company's business among the Company's various diesel fuel suppliers on a daily basis. This flexibility has improved the Company's purchasing position and helped it partially to offset the decline in retail diesel fuel margins. Other than pipeline tenders, fuel purchases made by the Company are delivered directly from suppliers' terminals to the travel centers. The Company operates a small fleet of tankers to haul fuel to certain of its own sites and to deliver supply to a select number of wholesale customers, but contracts with common carriers for the majority of its fuel hauling needs. The Company does not keep substantial quantities of fuel in inventory and is therefore susceptible to price increases and interruptions in supply. In the western United States, the Company utilizes pipeline tenders and leased terminal space to mitigate the risk of supply disruptions. The Company currently engages in only minimal hedging in connection with its fuel purchases.

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

COMPETITION

         The travel center and truckstop industry is highly competitive and fragmented. Based on industry data, the Company believes that there are approximately 2,500 travel centers and truckstops nationwide, of which approximately 500 are full service travel centers. In the United States, there are generally two types of facilities designed to service the trucking industry: pumper-only truckstops, which provide fuel, typically at discounted prices, with limited additional services, and full service travel centers, such as those in the Company's networks, which offer a broad range of products and services to fleet and independent truck drivers and nontruck traffic, including fuel products, fast food and casual dining restaurants; truck maintenance and repair products and services; other driver amenities; and secure parking areas. Fuel and nonfuel products and services can be obtained by long-haul truck drivers from a wide variety of sources other than the Company, including regional full service travel center and pumper-only truckstop chains, independently owned and operated truckstops, some large service stations and fleet-operated fueling terminals.

         The Company believes that it experiences substantial competition from pumper-only truckstop chains and that such competition is based principally on diesel fuel prices. In the pumper-only truckstop segment, the largest networks (based on number of facilities and gallons of diesel fuel sold) are Marathon Ashland Petroleum LLC, selling primarily under the Speedway and SuperAmerica brandnames, and Pilot Corporation. Additional substantial competition is experienced from major full service networks and independent chains and is based principally on diesel fuel prices, nonfuel product and service offerings and customer service. In the full service travel center segment, the largest networks (other than the Company) are operated by Flying J Inc. ("Flying J") and Petro Stopping Centers, L.P.; however, only some of Flying J's sites offer full service. The Company's vehicle products and truck maintenance and repair service operations compete with regional full service travel center and truckstop chains, full service independently owned and operated truckstops, fleet maintenance terminals, independent garages, truck dealerships and auto parts service centers. The Company's travel centers compete with a variety of establishments located within walking distance of its sites, including full service restaurants, QSRs and electronics, drug, health and beauty aid and travel and convenience stores.

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

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

         Pursuant to the Combination Plan, the Company offered a new TAFSI franchise agreement (the "Network Franchise Agreement") and a new lease agreement (the "Network Lease Agreement" or "Network Lease" and, together with the Network Franchise Agreement, the "Network Agreements") to certain of National's then existing Operators, and in connection therewith, upon such franchisee's acceptance of such offer, terminated the then existing National lease (the "National Lease Agreement") and National franchise agreement (the "National Franchise Agreement," and, together with the National Lease Agreement, the "National Agreements") at those locations. During 1997, 29 former National Operators signed Network Agreements with the Company. Existing TA Franchisee-Owners will be allowed to continue their franchises under the Network Franchise Agreement upon expiration of their existing TA franchise agreements (the "Existing TA Franchise Agreements"), which have an average remaining term of approximately seven years.

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

         Environmental Regulation. The Company's operations and properties are subject to extensive regulation pursuant to federal, state and local laws, regulations and ordinances ("Environmental Laws") that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and other hazardous and toxic substances ("Hazardous Substances") or (ii) impose liability and damages for the costs of cleaning up sites affected by, and for damages resulting from, past spills and disposal or other releases of Hazardous Substances.

         The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated Sites and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company has made necessary upgrades to USTs to comply with federal regulations which took effect on December 22, 1998, and believes that all of its travel centers, including those acquired in the Burns Acquisition, are in material compliance with applicable requirements of Environmental Laws.

         The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connections therewith, will be material to the Company's results of operations or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances that have occurred subsequent to the National Acquisition and the TA Acquisition. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company's results of operations or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

         In connection with the National Acquisition, Phase I environmental assessments of the then 97 Company-owned National Network properties were conducted. Pursuant to the Unocal Environmental Agreement, Phase II environmental assessments of all such National properties were completed by Unocal by December 31, 1998. The Unocal Environmental Agreement provides that Unocal is responsible for all costs incurred for remediation of environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the National Acquisition) with respect to environmental contamination or non-compliance identified in the Phase I or Phase II environmental assessments, which environmental contamination or non-compliance existed on or prior to the date of the National Acquisition. Under the terms of the Unocal Environmental Agreement, Unocal also must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the National Network prior to the date of the National Acquisition. Pursuant to the Unocal Environmental Agreement, Unocal is obligated to indemnify the Company for claims made before April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the National Network after the date of the National Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the Unocal Environmental Agreement, Unocal would not dispute the Company's claims for indemnification thereunder.

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

         In connection with the Burns Acquisition, all of the 17 sites acquired were subject to Phase I environmental assessments. Based on the results of those assessments nine of the sites were subject to Phase II environmental assessments. The purchase price paid to Burns was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns (the "Burns Agreement"), the Company released Burns from any environmental liabilities that may have existed as of the Burns Acquisition date, other than certain non-waived environmental claims as specified in the Burns Agreement.

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

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 9,800 people on a full- or part-time basis. Of this total, approximately 9,490 are employees at the Company-operated Sites and in fuel transportation, approximately 250 perform managerial, operational or support services at the headquarters or elsewhere and approximately 60 employees staff the Distribution Center. All of the Company's employees are non-union.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5634. The Distribution Center is a leased 85,000 square foot facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

         Of the 143 Network locations as of December 31, 1998, 103 are Company-operated Sites, 30 are Leased Sites and the remaining 10 sites are not owned by the Company. In addition to these operating travel center locations, the Company has two closed travel center facilities being held for sale and four travel center sites which are currently under construction pursuant to the Capital Program. Of these total 139 owned sites, the land and improvements at three are leased, three are subject to ground leases of the entire site and six are subject to ground leases of portions of such sites. Both the land and improvements at one of the four sites being developed will be leased. The Company considers its facilities suitable and adequate for the purposes for which they are used.

         Each of the Company's travel centers is a full service facility located on or near an interstate highway and identified with TA, Unocal 76 or Burns Bros. Travel Stops signage. As part of the Combination Plan, the National travel centers that have joined the Network have been rebranded under the TA trademark and the Burns Network sites will be substantially rebranded during 1999. All fuel and nonfuel products and services are generally available 24 hours per day and 365 days per year.

         Property. The layout of the Company-owned travel centers vary from site to site. Generally, the Company-owned facilities are located on properties averaging 22 acres, of which an average of approximately 19 acres are developed. The majority of the developed acres contain the main building, housing one or more restaurants, a travel and convenience store and driver amenities, a truck maintenance and repair shop, separate truck and car fuel islands, separate truck and car paved parking and, in some cases, motels. The remaining developed acres contain landscaping and access roads.

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

         Truck Maintenance and Repair Shop. Other than at the Burns Network sites, virtually all of the Company's travel centers have truck maintenance and repair shops which operate 24 hours per day and 365 days per year. Currently, only two Burns Network sites include truck maintenance and repair shops. The typical travel center repair shop has between two and four service bays, a parts storage room and fully trained mechanics on duty at all times. These shops offer extensive maintenance and emergency repair and road services, from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems.

         Main Building. The main building at each travel center contains a full service restaurant and, in many instances, one or more QSRs; a travel and convenience store; a fuel desk; driver amenity areas, including a lounge, television room, private showers and laundry; and ATM machines, as well as office space and training rooms for the employees of the travel center. As part of the Capital Program, the Company has allocated funds to expand the main building floor space for a majority of the former National Network sites that have been converted to the Network in order to create adequate space within the main building to implement the Company's fast food program or to increase the size of the travel centers' store or gaming and vending areas.

         Full Service and Fast Food Restaurants. All Company travel centers have full service restaurants that offer seating for an average of approximately 140 customers. The TA Network has associated its full service restaurants with the Company-owned "Country Pride" and "Mrs. B's" brand names. The Company has also promoted the installation of nationally branded fast food restaurants, such as Burger King, Dairy Queen, Dunkin' Donuts, Kentucky Fried Chicken, Little Caesar's, Long John Silver's, McDonald's, Pizza Hut, Sbarro, Subway, Taco Bell and Wendy's at its travel centers. The Company generally attempts to locate QSR offerings within the main travel center building (as opposed to constructing stand-alone buildings). As of December 31, 1998, 56 of the 133 Company-owned travel centers offered at least one nationally branded QSR.

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

         Motels. Fourteen of TA's travel centers currently have Company-owned motels, with an average capacity of 38 rooms. Twelve of these motels are operated under franchise grants from nationally branded motel chains, including DayStop, HoJo Inn, Super 8 and Travelodge. The remaining two motels are TA and Burns branded motels. TA currently remits royalty and advertising fees to its motel franchisors at rates ranging from 3% to 8% of gross revenues.

         Additional Services. Most TA travel centers provide professional drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications, and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Most sites have installed telephone rooms with 20 to 25 pay telephones with AT&T long distance service. To meet the personal needs of truck drivers, the typical travel center has designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a barber shop, a laundry area with washers and dryers, 6 to 12 private showers and dressing rooms. Travel centers located in Louisiana, Nevada and Oregon also feature gaming operations. All travel centers have truck scales.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. The following describes the current status of the pending matter previously disclosed.

         Forty-Niner Truck Plaza Litigation. This action was commenced in California Superior Court, Sacramento County, on January 28, 1993 by four then Operators of National Leased Sites in California. The complaint asserts claims on behalf of each of the plaintiffs against the Company, Clipper and Unocal based upon alleged violations by Unocal of the California Business and Professions Code and of an alleged contract by failing to provide the plaintiffs with a bona fide offer or right of first refusal to purchase their truckstops in connection with the sale of the plaintiffs' truckstops by Unocal to the Company. Two of the plaintiffs settled their claims prior to commencement of the first trial, which ended with a court order for a retrial. On September 1, 1998, one of the two remaining plaintiffs entered into a settlement agreement with Unocal and the Company and dismissed its claims in the case. The retrial of this case with the one remaining plaintiff commenced on February 16, 1999. On March 8, 1999, the trial was suspended upon the request of all parties in order to complete negotiation of a definitive settlement agreement, the general terms of which have been agreed to by all parties. Although the Company believes that the proposed settlement would not have a material adverse effect on its consolidated financial statements, there can be no assurance that the proposed settlement will be implemented, if at all, on terms satisfactory to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market information. The outstanding shares of Common Stock of the registrant were issued in transactions not involving a public offering. As a result, there is no public market for the registrant's Common Stock.

         (b) Holders. As of March 15, 1999, the outstanding shares of Common Stock were held of record by 48 stockholders, of which 26 stockholders have their shares included in a voting trust (see Item 13-"Certain Relationships and Related
                  Transactions").

         (c) Dividends. The registrant's senior indebtedness prohibits, except in very limited circumstances, the payment of cash dividends on, and sets limits on redemptions and repurchases of, the registrant's Common Stock. In addition, the indenture to which the registrant is a party prohibits, prior to April 1, 2007, the payment of cash dividends on, and sets limits on redemptions and repurchases of, the registrant's Common Stock. The registrant has not paid any cash dividends to holders of Common Stock and does not expect to declare or pay cash dividends to holders of Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data for the Company. Such data presents the Company's investment in TA as net assets of subsidiary held for disposition until September 30, 1996. Accordingly, given the Company's decision to retain TA and pursue the Combination Plan, such data should be read in conjunction with "Management's Discussion and Analysis" and the audited financial statements of the Company included elsewhere in this Report in order to view what the Company's results would have been had TA been fully consolidated in 1996. The results of operations and other financial and operating data of the 17 sites acquired in the Burns Acquisition are included in the Company's consolidated financial statements beginning on December 4, 1998.

                                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------

                                                   1998          1997          1996(1)        1995(1)        1994(1)
                                                ---------    -----------      ---------      ---------      ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA(2):
   Revenues:
       Fuel ................................    $ 554,735    $   708,637      $ 550,212      $ 376,148      $ 396,748
       Nonfuel .............................      347,531        293,843         99,991         27,948         18,887
       Rent and royalties ..................       21,544         36,848         46,055         51,801         51,740
                                                ---------    -----------      ---------      ---------      ---------
          Total revenues ...................    $ 923,810    $ 1,039,328      $ 696,258      $ 455,897      $ 467,375
   Gross profit (excluding depreciation) ...    $ 296,661    $   266,244      $ 127,564      $  79,074      $  76,227
   Income from operations ..................    $  19,093    $    22,345      $  24,118      $  29,884      $  29,496
   Extraordinary loss ......................    $  (3,905)   $    (5,554)     $       -      $       -      $       -
   Net income (loss) .......................    $  (8,082)   $    (5,763)     $   5,533      $   9,926      $   9,692
   Income (loss) before extraordinary item
     per common share:
          Basic ............................    $  (21.12)   $     (7.56)     $  (0.81)      $    3.04      $    3.43
          Diluted ..........................    $  (21.12)   $     (7.56)     $  (0.81)      $    0.57      $    0.64
BALANCE SHEET DATA (END OF PERIOD):
   Total assets ............................    $ 610,061    $   507,792      $ 425,889      $ 297,231      $ 294,961
   Total debt (net of unamortized discount).    $ 392,459    $   290,125      $ 224,435      $ 139,991      $ 153,938
    Mandatorily redeemable preferred
       stock(3) ............................    $  69,974    $    61,404      $  53,885      $  47,286      $  41,495
   Working capital .........................    $  99,568    $    86,103      $  23,766      $   9,872      $  18,421
OTHER FINANCIAL AND OPERATING DATA:
   Total diesel fuel sold (in thousands of
       gallons) ............................      973,812        975,495        713,754        641,901        663,777
   Capital expenditures, excluding
       acquisitions of network assets ......    $  65,704    $    60,818      $  20,545      $  19,930      $  10,993
   EBITDA(4) ...............................    $  68,708    $    63,553      $  60,940      $  63,198      $  69,047
   Cash flows (used in) provided by:
       Operating activities ................    $  48,521    $    41,670      $  27,620      $  19,436      $  26,357
       Investing activities ................    $(125,505)   $   (37,987)     $ (22,254)     $ (17,601)     $ (10,993)
       Financing activities ................    $  94,428    $    44,294      $  15,222      $ (14,141)     $  (3,446)
   Ratio of EBITDA to interest expense,
       net(5) ..............................         2.71           2.78           2.82           2.95           3.12
NUMBER OF SITES (END OF PERIOD)(6):
   Company-operated Sites ..................          103             83             58             46             39
   Leased Sites ............................           30             35             77             89             96
   Franchisee-Owner Sites ..................           10              9             35             38             41
                                                ---------    -----------      ---------      ---------      ---------
       Total Sites .........................          143            127            170            173            176
                                                =========    ===========      =========      =========      =========

Notes to Selected Financial Data

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

(2) The company completed the Burns Acquisition effective December 4, 1998. The results of operations and cash flows from the 17 sites acquired in the Burns Acquisition are included beginning on that date.

(3) "Mandatorily redeemable preferred stock" is comprised of two series of convertible preferred stock which accumulate dividends semi-annually at a compound annual rate of 13.5%. Both series are mandatorily redeemable in 2008 and are held by certain members of the Investor Group.

(4) "EBITDA" is defined herein as income from operations plus the sum of depreciation, amortization, transition expense, gains and losses on sales of property and equipment, and other noncash charges, and is presented because it is commonly used by certain investors and analysts to analyze and compare operating performance, and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. The EBITDA amounts herein present the Company's results as though TA had not been accounted for as a subsidiary held for disposition and had, instead, been fully consolidated (see Note 1 above).

(5) The ratio of EBITDA to interest expense, net set forth is different than the Consolidated Coverage Ratio (as defined in the indenture related to the Company's 10 1/4% Senior Subordinated Notes due 2007). The Consolidated Coverage Ratios for the years ended December 31, 1998 and 1997 were 2.21 and 2.08, respectively.

(6) The number of sites data shown for all years reflects the total number of Company sites, regardless of the brand names under which they are operating.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the audited financial statements.

OVERVIEW

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 143 network sites nationwide, including 133 Company-owned locations. The Company currently operates or franchises a network of 124 travel centers in 36 states under the "TravelCenters of America" or "TA" and related brand names, a network of 17 sites in 9 states under the "Burns Bros. Travel Stops" and related brand names, and two travel centers in two states under the licensed "Unocal 76" and related brand names.

         The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In December 1998, the Company acquired the Burns Network. In connection with the TA Acquisition, the Investor Group and certain members of TA's management granted an option to the Company whereby the Company could repurchase its equity held by such Investor Group and management members in exchange for consideration consisting of cash and all of the equity of TA (the "Repurchase"). If the Repurchase had been consummated, the Company and the National Network would have been owned by the Operator and Franchisee-Owner stockholders of the Company and certain members of National's management, and TA would have been owned by the Investor Group and certain members of TA's management. During the nine months ended September 30, 1996, TA and National were separately managed and financed and in the Company's consolidated financial statements TA was presented as net assets of subsidiary held for disposition and TA's results of operations were included in the Company's consolidated financial statements as a single amount. Effective September 30, 1996, the decision was made to retain TA, and, subsequently, the Company chose to pursue the combination of the TA and National networks. (See "-Combination Plan" below.) After September 30, 1996, TA was no longer carried as net assets of subsidiary held for disposition and TA's results of operations were consolidated with the Company's.

         Historically, under the Company's ownership, National operated principally as a fuel wholesaler and franchisor, with relatively few Company-Operated sites. As a result, its revenues consisted primarily of wholesale diesel fuel sales to Operators and Franchisee-Owners, rent from Operators of Leased Sites and nonfuel franchise royalty payments. In contrast, TA operated principally as an owner-operator of travel centers. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, the majority of its gross profit has been derived from, and its principal strategic focus has been, the sale of higher margin nonfuel products and services.

COMBINATION PLAN

         There are three primary elements to the Combination Plan that was adopted in January 1997 and has been executed by the Company throughout 1997 and 1998: (1) integrating the management of the TA and National Networks, (2) converting the Existing Network sites to one Network, and (3) rationalizing and further developing the Company's Network. As a result of implementing the Combination Plan, for the years ended December 31, 1998 and 1997, the Company incurred approximately $3.6 million and $15.2 million, respectively, of expense, included in refinancing, transition and development costs in the Company's consolidated financial statements. These expenses relate to, among other things,
(i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses. Transition expenses related to the Combination Plan are expected to aggregate approximately $20 million, with the remainder of the expenses to be incurred over the next two years. In addition, the Company expects to incur approximately $2.0 million of transition expenses as a result of the Burns Acquisition and expects to incur further transition expenses if the TPOA Acquisition is ultimately consummated.

Integrating Management of the Existing Networks

         As part of the Combination Plan, the Company's headquarters was moved from the National headquarters in Nashville, TN to the TA headquarters in Westlake, OH and management of the Existing Networks was centralized under the TA management team. Offers of employment in Westlake were made to several National corporate-level employees, but most opted to remain in Nashville and, accordingly, most of National's corporate-level employees were terminated. In January 1997, certain of National's executive officers resigned and related severance costs of $0.8 million were recognized. In May 1997, management finalized its plans regarding employee terminations and, accordingly, the related costs of $1.8 million were recognized. Termination benefits of approximately $2.0 million and $0.6 million were paid to the 111 terminated National employees in the years ended December 31, 1997 and 1998, respectively. All such payments were made by March 31, 1998.

Rationalizing and Developing the Network

         At the time the Combination Plan was approved, there were 122 sites operating in the National Network (19 Company-operated Sites, 76 Leased Sites and 27 Franchisee-Owner Sites) and 48 sites operating in the TA Network (40 Company-operated Sites and eight Franchisee-Owner Sites). As a result of their history as competitors, there were markets in which each of the Existing Networks had a site. Certain markets can support such coverage, but others cannot, so the Company reviewed its networks in order to rationalize the total number of sites and reduce oversaturation in certain markets. As a result, the Company identified up to 23 National Network Company-owned sites to be sold and a minimum of 23 National Network Franchisee-Owner Sites to be terminated.

         During 1997, 15 National Network Leased Sites were sold to the operators of those sites for a net gain on sale of $11.9 million and all 27 of the National Network Franchisee-Owner Sites were terminated. In 1998, two Company-operated Sites were sold for a net gain on sale of $0.7 million. At December 31, 1998, two closed sites were being held for sale. The net carrying value of these two sites at December 31, 1998 is $2.0 million and the Company expects them to be sold for a gain.

         In addition to the sites held for sale, the Company may sell other operating sites. As the Company acquires additional sites, such as in the Burns and TPOA Acquisitions, new market overlaps are created, thus providing the opportunity to sell sites if buyers offering sufficient amounts can be identified. Further, the Company's agreements with its franchises provide the franchisees with limited protected territories in which the Company may not operate TA branded facilities. In such cases, sales of sites within those territories may become necessary or economically attractive.

         In addition to the site sales and terminations, the Combination Plan, as well as the Company's strategic plan, contemplates further development and expansion of the Network into key markets in which the Network is not adequately represented, which involves constructing or acquiring new sites as well as improving existing sites. Pursuant to the Capital Program, as adjusted for the Burns Acquisition, a significant amount of the capital expenditures planned for 1999 through 2002 are for improvements at existing sites such as reimaging, rebranding, constructing new QSRs, expanding the travel stores and convenience stores, expanding existing and constructing additional shop bays, and rebranding and upgrading the gasoline islands. Further, through both capital expenditures and leasing, the Company is expecting to open five newly built travel centers in 1999 through 2001.

Converting the Existing Networks into One Network

         As described above, there were 122 sites in the National Network at the outset of the Combination Plan and a key component of the Combination Plan is to integrate the Existing Networks into one. This task was partially completed by the sales of 17 Leased Sites and the termination of 27 Franchisee-Owner sites during 1997 and 1998. A second step was the conversion of all National Network Company-operated Sites to TA Network Sites. This conversion involved significant costs for activities such as hiring and training employees at the sites, installing TA's store, shop and accounting systems and programs, implement TA management, marketing, operations, safety and training programs, relocating site management employees and rebranding the sites as TA sites. The remaining step was conversion of the Leased Sites, which has been accomplished in two ways: acquiring the leasehold interests of the Operators at 30 Leased Sites (four in 1998 and 26 in 1997) and negotiating Network Agreements with the Operators at 29 Leased Sites (one in 1998 and 28 in 1997). One Operator of a Leased Site who had signed the Network Agreements sold his leasehold interest to the Company during 1998. As a result of the above, at December 31, 1998, there remained only two sites operating under the National Agreements.

         The process of converting Leased Sites from the National Agreements to the Network Agreements includes rebranding of the travel centers, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise and lease agreements that reduce the fixed rent payable by the Operators (calculated as a percentage of nonfuel revenues and a rate per gallon of fuel sold). Converting to the Network Agreements has resulted in reduced revenue in the short term, but the Company believes that, in the long term, total revenue will be increased as a result of increased franchisee nonfuel revenues.

         The following table sets forth the number and type of ownership and management of the travel centers operating in the Company's networks.

                                                          DECEMBER 31,
                                                  -----------------------------
                                                        1998          1997
                                                  -----------------------------

Company-owned and operated sites(1)                       103            83
Company-owned and leased sites                             30            35
                                                     --------      --------
     Company-owned sites                                  133           118
Franchisee-owner sites                                     10             9
                                                     --------      --------
     Total                                                143           127
                                                     ========      ========
Stand-alone shops                                           -             2
                                                     ========      ========

(1)  Excludes two closed sites in both 1998 and 1997.

TPOA ACQUISITION

         On February 26, 1999, the Company entered into a merger agreement pursuant to which the Company intends to acquire 100% of the voting stock of TPOA at a price of $4.30 per share. Under the terms of the merger agreement and certain ancillary agreements, the Company will pay cash of approximately $40.5 million for all of TPOA's common shares except approximately 653,000 common shares, held by TPOA's chairman and chief executive officer, that will be exchanged for approximately 85,000 shares of the Company's common stock. In addition, the Company expects to pay cash of approximately $15 million to $20 million to retire substantially all of TPOA's indebtedness expected to be outstanding at the merger date and to pay various costs of the transaction. TPOA operates a network of 16 travel centers in seven states, primarily in the northeastern U.S. This acquisition, if ultimately consummated, is expected to close in June 1999. A closing of the merger is subject to a variety of conditions, including approval by TPOA's shareholders.

RESULTS OF OPERATIONS

         The following discussions and analyses of Results of Operations and of Liquidity and Capital Resources present detail on the Company's combined results, which differ from the Company's consolidated results reflected in the audited financial statements for the year ended December 31, 1996, as a result of the presentation in the consolidated statements of TA as assets of subsidiary held for disposition during a portion of that year. The following table and the 1996 amounts discussed in the Results of Operations and Liquidity and Capital Resources sections present the Company's consolidated amounts for 1996 as though TA had not been held for disposition and had instead been fully consolidated. The results of operations of the 17 sites acquired in the Burns Acquisition are included in the following beginning December 4, 1998, the date of the Burns Acquisition.

                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                     1998           1997            1996
                                                                ------------------------------ ---------------
                                                                          (IN MILLIONS OF DOLLARS)
Revenues:
     Fuel.......................................................   $  554.7       $  708.6        $  752.2
     Nonfuel....................................................      347.5          293.8           236.8
     Rent and royalties.........................................       21.5           36.8            47.4
                                                                   --------       --------        --------
     Total revenues.............................................      923.8        1,039.3         1,036.4
Cost of revenues (excluding depreciation).......................      627.1          773.1           803.5
                                                                   --------       --------        --------
Gross profit (excluding depreciation)...........................      296.7          266.2           232.9
Operating expenses..............................................      195.8          168.3           129.4
Selling, general and administrative expenses....................       34.3           35.6            42.8
Refinancing, transition and development costs...................        3.6           15.2             2.7
Depreciation and amortization...................................       44.7           35.8            27.0
(Gain) loss on sales of property and equipment..................       (1.2)         (11.2)            1.5
Stock compensation expense......................................        2.5            1.4             0.7
Other operating (income) expense, net...........................       (2.1)          (1.2)           (0.9)
                                                                   --------       --------        --------
Income (loss) from operations...................................       19.1           22.3            29.7
Interest (expense), net.........................................      (25.4)         (22.9)          (20.8)
                                                                   --------       --------        --------
Income (loss) before income taxes and extraordinary item........       (6.3)          (0.6)            8.9
Provision (benefit) for income taxes............................       (2.1)          (0.3)            3.4
                                                                   --------       --------        --------
Income (loss) before extraordinary item.........................       (4.2)          (0.3)            5.5
Extraordinary item (net of taxes)...............................       (3.9)          (5.5)              -
                                                                   --------       --------        --------
Net (loss) income...............................................   $   (8.1)      $   (5.8)       $    5.5
                                                                   ========       ========        ========
EBITDA(1).......................................................   $   68.7       $   63.6        $   60.9
                                                                   ========       ========        ========

(1)  "EBITDA" is defined as set forth in Note 4 to Selected Financial Data in
     Item 6.

1998 COMPARED TO 1997

Revenues

         The Company's consolidated revenues for 1998 were $923.8 million, which represents a decrease from the prior year of $115.5 million, or 11.1%.

         Fuel revenue for 1998 reflects a decrease from 1997 of $153.9, or 21.7%. The decrease resulted from an approximately 21.9% decrease in average retail prices and a decrease of 1.7 million gallons sold (0.2%). The decrease in average retail prices primarily results from decreased crude oil prices and also from competitive pressures. The slight volume decrease is the net of increases in volumes at sites in operation in both 1997 and 1998 of 10.3%, offset by reductions for sites sold in 1997.

         Nonfuel revenue in 1998 increased 18.3% from 1997 primarily as a result of an increased number of Company-operated Sites offering nonfuel products and services. There were 27 Leased Sites converted to Company-operated Sites throughout 1997, resulting in a full year of operations for these sites in 1998. An additional five Leased Sites were converted to Company-operated Sites during 1998. Further, on a same-site basis, nonfuel revenue increased 5.8% in 1998 versus 1997.

         Rent and royalty revenue for 1998 decreased $15.3 million as a result of (i) conversions of Leased Sites to Company-operated Sites, (ii) sales of Leased Sites and (iii) the rent reductions that became effective when former National franchisees signed Network Agreements with the Company. These changes occurred primarily throughout 1997, and the decreases in 1998 reflect the full year effects of these changes. The new franchise and lease agreements provide for reduced fixed rents but increased franchise royalty rates to be applied to nonfuel revenues generated by the franchisees' operations. On a same-site basis, rent revenue for 1998 reflects a decrease of $1.8 million, or 11.6%, from 1997, while royalty revenue for 1998 reflects an increase of $2.2 million, or 55.3%, over 1997.

Gross Profit

         The Company's gross profit for 1998 was $296.7 million, compared to $266.2 million for 1997, an increase of $30.5 million, or 11.5%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues, diesel fuel margins, and royalty revenue, partially offset by decreased rent revenue as discussed above.

Operating, and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites and selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs.

         The Company's operating expenses increased by $27.4 million, or 16.3%, to $195.8 million for 1998, as compared to 1997. The increase reflects a full year of operations for the 27 Leased Sites that were converted to Company-operated Sites during 1997, as well as increases from the five Leased Sites converted to Company-operated Sites during 1998. In addition, the growth in nonfuel revenue requires an increase in operating expenses, particularly labor, to support the revenue growth.

         The Company's SG&A decreased 3.7% from $35.6 million in 1997 to $34.3 million in 1998 as a result of continued synergy savings as a result of the Combination Plan.

Refinancing, Transition and Development Costs

         Refinancing, transition and development costs for 1998 decreased from $15.2 million in 1997 to $3.6 million in 1998. The 1998 costs were incurred in continuing to effect the combination of National and TA, as well as expenses incurred in beginning the combination of the Burns Network into the Network. The decrease from 1997 reflects the relative level of effort in 1998 versus 1997 on transition activities at the former National Network sites.

Depreciation and Amortization

         Depreciation and amortization of $44.7 million for 1998 increased $8.9 million from 1997. During the first quarter of 1998, the useful lives of certain machinery, equipment and furniture were revised downward from 10 years to five years to conform National's estimated useful lives to those of TA. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08 per share, respectively. In addition, an impairment charge of $0.6 million recorded in the 1997 fourth quarter with respect to certain sites being held for sale was completely reversed in the 1998 second quarter. This reversal was based on increases in the estimated sales prices of the respective sites. In 1997, impairment charges related to goodwill and certain sites being held for sale of approximately $7.5 million were included in depreciation and amortization. Exclusive of the above amounts, depreciation and amortization increased approximately $8.1 million between years, primarily due to the significant level of capital expenditures in 1998 and 1997.

Income From Operations

         Income from operations for the Company was $19.1 million for 1998 as compared to $22.3 million in 1997, which is a decrease of $3.2 million, or 14.3%. The decrease is attributable to the increase in depreciation and amortization and operating expenses and the decrease in gains on sales or property and equipment and rent and royalty revenues, partially offset by increased nonfuel sales margins, increased diesel margins and headquarters synergies. EBITDA for the Company for 1998 was $68.7 million, compared to $63.6 million for 1997. The increased EBITDA for 1998 is largely derived from increased gross profit as a result of a greater number of Company-operated Sites and increased diesel margins, partially offset by the increased operating expenses incurred by the increased revenue levels and reductions in rent and royalty revenues.

Interest (Expense), net

         Interest expense for 1998 was $25.4 million, $2.5 million higher than 1997. This is a result of the increased net debt balance after completing the 1998 Refinancing and a full year of interest expense on the increased net debt balance from the 1997 Refinancing (both as discussed in Liquidity and Capital Resources below).

Other Items

         The extraordinary loss of $3.9 million results from the 1998 Refinancing and represents the write-offs of the then remaining unamortized balance of deferred financing costs related to the extinguished indebtedness ($5.9 million) and approximately $15.8 thousand of break funding fees paid to holders of redeemed senior notes. The reported amount of the extraordinary loss is net of the applicable income tax benefit of $2.0 million.

1997 COMPARED TO 1996

Revenues

         The Company's consolidated revenues for 1997 were $1,039.3 million, which represents an increase over the prior year of $2.9 million.

         Fuel revenue for 1997 reflects a decrease from 1996 of $43.6 million, or 5.8%. The decrease resulted from an approximately 5.4% decrease in average retail diesel prices, partially offset by an increase in diesel gallons sold of
7.7 million gallons (0.8%). The decrease in average retail prices is a result of petroleum industry conditions and competitive pressures. The slight volume increase stems from the success of fleet marketing efforts, including the effects of the Pathway Program (a diesel fuel hedging program offered to fleets in conjunction with Simons Petroleum, Inc.).

         Nonfuel revenue in 1997 has increased 24.1% over 1996, primarily due to the increased number of Company-operated Sites offering nonfuel products and services: from December 31, 1996 through December 31, 1997, 27 Leased Sites were converted to Company-operated Sites. In addition, a new TA site was opened in September 1996, and two stand-alone TA shops were opened in mid-1996. The stand-alone shops were located at Burns sites that are now owned by the Company.

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

         The Company's operating expenses increased by $38.9 million, or 30.1%, to $168.3 million for 1997, as compared to 1996. The increase reflects the increased number of Company-operated Sites during 1997 as a result of the 1996 addition of three newly built TA sites (including the two stand-alone shops) and the conversion of 27 Leased Sites to Company-operated Sites during 1997.

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

Depreciation and Amortization

         Depreciation and amortization of $35.8 million for 1997 increased by $8.8 million from 1996. This increase was mainly due to impairment charges of approximately $7.5 million included in 1997 depreciation and amortization expense and the effects of the capital expenditures made during 1996 and 1997, as well as the increased amortization of deferred financing costs stemming from the 1997 Refinancing.

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

Interest (expense), net

         Interest expense for 1997 was $22.9 million, $2.1 million higher than for 1996 as a result of the increased net debt balance after consummation of the 1997 Refinancing (discussed in Liquidity and Capital Resources below) on March 27, 1997.

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

         The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades and compliance.

         Net cash provided by operating activities totaled $48.5 million in 1998, $41.7 million in 1997 and $27.6 million in 1996. The increase in net cash flows provided by operating activities in 1998 versus 1997 is primarily attributable to increased EBITDA partially offset by growth in working capital requirements primarily resulting from the increased number of Company-operated sites and increased interest expense as a result of the 1998 Refinancing. The increase in net cash flows provided by operating activities in 1997 compared to 1996 was primarily due to increased EBITDA in 1997, as discussed previously, partially offset by growth in working capital requirements as a result of the increased number of Company-operated Sites and increased interest expense as a result of the 1997 Refinancing.

         Net cash used in investing activities for 1998 was $125.5 million versus $38.0 million in 1997 and $22.3 million in 1996. The amount of net cash used in investing activities in 1998 reflects $65.7 million of capital expenditures in accordance with the Capital Program and consistent with 1997, as well as $6.4 million for the conversions of five leased sites to Company-operated Sites and approximately $56.8 million for the Burns Acquisition. These uses of cash are partially offset by $3.4 million of proceeds from sales of property and equipment comprised primarily of the sales of two Company-operated sites and condemnation proceeds related to a third Company-operated Site. The amount for 1997 reflects a $53.0 million increase in expenditures related to capital additions and conversions of Leased Sites to Company-operated Sites, as contemplated by the Capital Program, partially offset by a $37.3 million increase in proceeds from sales of property and equipment primarily resulting from the sales of 15 Leased Sites to the respective Operators.

         Net cash flows provided by financing activities were $94.4 million in 1998, $44.3 million in 1997 and $15.2 million in 1996. The increased cash flows from investing activities in 1998 versus 1997 reflects the 1998 Refinancing. The change in the amount of financing activity cash flows in 1997 from 1996 was due to the Company's 1997 Refinancing and recapitalization. Required debt repayments for the next five years are significantly lower than they would have been in the absence of the 1997 Refinancing.

         In order to provide for its growth, the Company, among other things, has completed refinancings in each of 1998 and 1997. In the 1997 Refinancing, completed on March 27, 1997, the Company repaid or exchanged all of its previously existing indebtedness and issued $125 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Secured Notes ($35.5 million of fixed-rate Series I and $50.0 million of floating-rate Series II), and an $80 million term loan facility which was fully borrowed. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, had not been drawn upon through December 31, 1998. In the 1998 Refinancing, completed on December 3, 1998, the Company increased the term loan facility, and its borrowings under the facility, by $150.0 million. The proceeds of the borrowing were used to redeem the Series II Senior Secured Notes ($50.0 million), fund the Burns Acquisition (approximately $56.8 million), and prefund $42.0 million of planned capital expenditures and business acquisitions, with the remainder used for costs of the 1998 Refinancing and accrued interest. The $42.0 million for prefunded capital expenditure and business acquisitions was required to be maintained in a cash collateral account and to be used only for such expenditures. Provisions of the debt agreements require the Company to use $30.0 million of the cash collateral account balance for a business acquisition, or to repay the $30.0 million in the event the Company did not enter a definitive purchase agreement prior to March 31, 1999, and complete the acquisition by December 31, 1999. As the TPOA Acquisition is expected to close well before December 31, 1999, the Company anticipates using the $30.0 million to partially fund the TPOA Acquisition. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due 2007 and the term facility has annual amortization requirements of $1.4 million until 2003. The interest rate on the Term Loan was increased by a percentage point to LIBOR plus 3.75%.

         The Company expects to invest approximately $260 million in the Network between 1997 and the end of 2001 (with $150 million of this amount having been spent by the end of 1998) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represents normal ongoing maintenance and related capital expenditures. The Company has budgeted additional expenditures in order to add new sites, rebrand and reimage sites, add additional nonfuel offerings (such as QSR offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. The capital expenditures budget for 1999 is approximately $60 million.

         The Company anticipates that it will be able to fund its 1999 working capital requirements and capital expenditures primarily from funds generated from the refinancings, funds generated from operations, funds generated from asset sales, and, to the extent necessary, from borrowings under the revolving facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

FREIGHTLINER RELATIONSHIP

         The Company has signed a letter of intent with Freightliner Corporation ("Freightliner") to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers. Under the proposed agreement, the Company will be incorporated into Freightliner's 24-hour customer assistance center database and be a major referral point for emergency and roadside repairs and will also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler Company, is the leading heavy truck manufacturer in North America. The Company believes this relationship will result in a considerable increase in nonfuel revenues generated by the Company's truck maintenance and repair shops.

         Freightliner has also agreed to acquire a minority ownership interest in the Company. However, at this time a specific ownership percentage has not yet been determined. Consummation of the related agreements to finalize the various aspects of the Company's proposed relationship with Freightliner is subject to a variety of conditions, including satisfactory completion of customary due diligence review procedures and successful negotiation of definitive agreements.

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to certain Environmental Laws.

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements that went into effect on December 22, 1998. The Company has made all necessary upgrades to comply with those requirements. During 1998, approximately $6.7 million of environmental-related expenditures were incurred with respect to remediation, maintenance, compliance, monitoring and capital items, including costs to upgrade USTs and to meet the December 22, 1998 requirements. In addition, the Company has estimated the current ranges of estimated remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters, including those matters for which the Company assumed the related liability as part of the Burns Acquisition, of $3.9 million as of December 31, 1998. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date and environmental laws currently enacted, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

         The Company is currently in the process of making its IT systems Year 2000 compliant. As a result of the Combination Plan, management determined a new IT system would be required to handle the combined operations of TA and National, as neither TA's nor National's current IT systems have the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing the SAP Enterprise Resource Planning system that will replace substantially all of the legacy financial IT systems currently in use, some of which are not Year 2000 compliant. The SAP system is Year 2000 compliant, and management expects to begin using the financial, asset management and project system modules of the new system during the second quarter of 1999. A second phase of the implementation of SAP, which will replace the Company's fuel management and accounting systems, is targeted for completion in October of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to current systems that will continue to be used, such as the Access 76 fleet billing system and certain retail point of sale systems, and management is confident these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company's financial position or results of operations.

         The Company is currently in the process of surveying and testing its significant non-IT systems, such as in fuel pumps, cash registers and truck repair equipment, to determine whether such systems are Year 2000 compliant. As a result of the significant capital improvements made at the Company's sites, included under the Capital Program, over the past few years, substantially all of the Company's mission critical non-IT systems recently have been upgraded or are in the process of being upgraded and are believed to be Year 2000 compliant, although the Company is still in the process of formally testing and evaluating its non-IT systems. The Company expects to complete this process by June 30, 1999.

         The Company's management believes that its efforts and plans to ensure its internal IT and non-IT systems are Year 2000 compliant are adequate and, therefore, the greatest risk to the Company's operations lies with third parties. The Company is still in the early stages of contacting key third parties and, accordingly, has not yet determined what its most reasonably likely worst case scenario is with respect to Year 2000 issues. Consequently, the Company has not yet prepared a contingency plan for dealing with that scenario. The Company expects that it will complete its third party surveys and assessments by June 30, 1999. When that process is complete, management will complete an analysis of its most reasonably likely worst case scenario and a contingency plan to deal with that scenario will be developed.

         While management believes the Company is adequately addressing the Year 2000 issue and will not suffer a material adverse effect from such issues, there is no guarantee that the estimated completion dates and costs will be achieved. In addition, there is no guarantee that key third parties will be successful in completing their Year 2000 efforts. If needed modifications are not made on a timely basis, including to third parties' systems, and/or contingency plans are not implemented, the Year 2000 issue could have an adverse effect on the Company's operations and, potentially, its financial condition.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For the Company, adoption of this standard is required for the first quarter of 2000. At this time, the Company has not completed its analysis of the effect on its financial statements of adopting FAS 133. However, as the Company utilizes derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on the Company's statement of income is not expected to be material.

FORWARD-LOOKING STATEMENTS

         The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; the potential future impact of Year 2000 related issues; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan, integrating the Burns sites into the Network, completing the TPOA Acquisition and finalizing the Freightliner agreements. The forward-looking statements should be considered in light of these factors.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to commodity price risk and interest rate risk. The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during 1998 was immaterial. There were no open derivative contracts at December 31, 1998. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. The following table summarizes information about the Company's financial instruments that are subject to changes in interest rates:

                                                                   DECEMBER 31, 1998
                                            --------------------------------------------------------------
                                                      FIXED RATE                    VARIABLE RATE
                                                     INDEBTEDNESS                   INDEBTEDNESS
                                            ------------------------------- ------------------------------
                                                               WEIGHTED                         WEIGHTED
                                               PAYMENT          AVERAGE        PAYMENT          AVERAGE
                                                AMOUNT       INTEREST RATE      AMOUNT       INTEREST RATE
                                            --------------- --------------- -------------- ---------------
                                                                 (DOLLARS IN THOUSANDS)
Year Ended December 31:
     1999...................................  $        43         9.99%       $     1,446        8.90%
     2000...................................           47         9.99%             1,446        8.90%
     2001...................................       17,803        10.02%             1,446        8.90%
     2002...................................       17,809        10.15%             1,446        8.90%
     2003...................................           66        10.28%            65,448        8.90%
Thereafter..................................      127,802        10.33%           157,657        8.90%
                                              -----------                     -----------
Total.......................................  $   163,570        10.17%       $   228,889        8.90%
                                              ===========                     ===========
Fair value..................................  $   151,437                     $   228,889
                                              ===========                     ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Supplementary Data:                                           PAGE
                                                                                                             ----
   Financial Statements:
       Report of Independent Accountants..................................................................    28
       Consolidated Balance Sheet at December 31, 1998 and 1997...........................................    29
       Consolidated Statement of Income and Retained Earnings for the three years ended December 31, 1998.    30
       Consolidated Statement of Cash Flows for the three years ended December 31, 1998...................    31
       Notes to the Consolidated Financial Statements.....................................................    32
   Supplementary Data:
      Quarterly financial data - unaudited................................................................    65

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 16, 1999

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                 DECEMBER 31
                                                                                        ------------------------------
                                                                                             1998           1997
                                                                                        ------------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
                                         ASSETS
 Current assets:
    Cash (Note 12)....................................................................    $    89,200    $    71,756
    Accounts receivable (less allowance for doubtful accounts of $3,907 for 1998 and           61,012         68,433
       $2,707 for 1997)...............................................................
    Inventories.......................................................................         42,952         33,718
    Deferred income taxes.............................................................          4,459          3,740
    Other current assets..............................................................         12,619         10,256
                                                                                          -----------    -----------

         Total current assets.........................................................        210,242        187,903
 Notes receivable, net................................................................          1,239          1,692
 Property and equipment, net..........................................................        361,803        286,472
 Intangible assets....................................................................         21,141         15,651
 Deferred financing costs.............................................................          9,284         11,786
 Deferred income taxes................................................................          2,924              -
 Other assets.........................................................................          3,428          4,288
                                                                                          -----------    -----------
         Total assets.................................................................    $   610,061    $   507,792
                                                                                          ===========    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $     1,594    $       500
    Accounts payable..................................................................         20,915         29,035
    Other accrued liabilities.........................................................         88,165         72,265
                                                                                          -----------    -----------
         Total current liabilities....................................................        110,674        101,800
 Commitments and contingencies (Note 18)
 Long-term debt (net of unamortized discount).........................................        390,865        289,625
 Deferred income taxes................................................................            937          4,985
 Other long-term liabilities..........................................................          9,162          4,479
                                                                                          -----------    -----------
                                                                                              511,638        400,889

 Mandatorily redeemable senior convertible participating preferred stock..............         69,974         61,404

 Other preferred stock, common stock and other stockholders' equity...................         43,547         43,945
 Retained earnings (deficit)..........................................................        (15,098)         1,554
                                                                                          -----------    -----------
                                                                                               28,449         45,499
         Total liabilities and stockholders' equity...................................    $   610,061    $   507,792
                                                                                          ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               1998           1997           1996
                                                                           -------------- -------------- --------------
                                                                                    (IN THOUSANDS OF DOLLARS
                                                                                    EXCEPT PER SHARE AMOUNTS)
 Revenues:
    Fuel...................................................................  $  554,735     $  708,637     $  550,212
    Nonfuel................................................................     347,531        293,843         99,991
    Rent and royalties.....................................................      21,544         36,848         46,055
                                                                             ----------     ----------     ----------
       Total revenues......................................................     923,810     1,039,328         696,258
 Cost of revenues (excluding depreciation).................................     627,149        773,084        568,694
                                                                             ----------     ----------     ----------

 Gross profit (excluding depreciation).....................................     296,661        266,244        127,564

 Operating expenses........................................................     195,751        168,334         56,077
 Selling, general and administrative expenses..............................      34,256         35,619         31,265
 Refinancing, transition and development costs.............................       3,648         15,212          2,197
 Depreciation and amortization.............................................      44,662         35,840         17,838
 (Gain) loss on sales of property and equipment............................      (1,195)       (11,244)         1,464
 Stock compensation expense................................................       2,500          1,400            667
 Other operating income, net...............................................      (2,054)        (1,262)          (807)
 Income of subsidiary held for disposition.................................           -              -         (5,255)
                                                                             ----------     ----------     ----------

 Income from operations....................................................      19,093         22,345         24,118
 Interest (expense), net...................................................     (25,371)       (22,898)       (15,236)
                                                                             ----------     ----------     ----------

 (Loss) income before income taxes and extraordinary item..................      (6,278)          (553)         8,882
 (Benefit) provision for income taxes......................................      (2,101)          (344)         3,349
                                                                             ----------     ----------     ----------
 (Loss) income before extraordinary item...................................      (4,177)          (209)         5,533
 Extraordinary loss, less applicable income tax benefits of $2,012 in 1998
    and $3,608 in 1997 (Note 12)...........................................      (3,905)        (5,554)             -
                                                                             ----------     ----------     ----------

 Net (loss) income.........................................................      (8,082)        (5,763)         5,533

    Less: preferred dividends..............................................      (8,570)        (7,520)        (6,599)

 Retained earnings-beginning of the year...................................       1,554         14,837         15,903
                                                                             ----------     ----------     ----------
 Retained earnings (deficit)-end of the year...............................  $  (15,098)    $    1,554     $   14,837
                                                                             ==========     ==========     ==========
 Earnings per common share:                                                  $  (21.12)     $   (7.56)     $   (0.81)
    Income (loss) before extraordinary item
    Extraordinary loss                                                       $   (6.47)         (5.44)             -
                                                                             ---------      ---------      ---------
    Net income (loss)                                                        $  (27.59)     $  (13.00)     $   (0.81)
                                                                             =========      =========      =========
 Earnings per common share - assuming dilution:                              $  (21.12)     $   (7.56)     $   (0.81)
    Income (loss) before extraordinary item
    Extraordinary loss                                                           (6.47)         (5.44)             -
                                                                             ---------      ---------      ---------
    Net income (loss)                                                        $  (27.59)     $  (13.00)     $   (0.81)
                                                                             =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                               1998            1997            1996
                                                                          --------------- --------------------------------
                                                                                     (IN THOUSANDS OF DOLLARS)

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................  $    (8,082)    $    (5,763)    $     5,533
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss.................................................        3,905           5,554               -
       Net income of subsidiary held for disposition......................            -               -          (3,153)
       Depreciation and amortization......................................       44,662          35,840          17,838
       Deferred income tax provision......................................       (7,691)         (4,330)            394
       Provision for doubtful accounts....................................        1,355           1,688           2,545
       Provision for stock compensation...................................        2,500           1,400             667
       (Gain) loss on sale of property and equipment......................       (1,195)        (11,244)          1,464
       Changes in assets and liabilities, adjusted for the effects of acquisitions of network assets and the reconsolidation of a subsidiary
         previously held for disposition:
         Accounts receivable..............................................       12,034         (20,773)          5,822
         Inventories......................................................       (4,028)          1,422          (1,588)
         Other current assets.............................................       (2,954)            448          (3,617)
         Accounts payable.................................................       (8,933)         (4,364)         (2,083)
         Other current liabilities........................................       17,475          42,648           6,005
       Other, net.........................................................         (527)           (856)         (2,207)
                                                                            -----------     -----------     -----------

       Net cash provided by operating activities..........................       48,521          41,670          27,620
                                                                            -----------     -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets........................................      (63,215)        (15,127)         (2,352)
    Proceeds from sales of property and equipment.........................        3,414          37,958             643
    Capital expenditures..................................................      (65,704)        (60,818)        (20,545)
                                                                            -----------     -----------     -----------

       Net cash used in investing activities..............................     (125,505)        (37,987)        (22,254)
                                                                            -----------     -----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............................................            -           3,750          14,000
    Revolving loan repayments.............................................            -         (17,750)              -
    Long-term debt borrowings.............................................      229,250         205,000               -
    Long-term debt repayments.............................................     (129,987)       (126,675)        (12,375)
    Proceeds from issuance of stock.......................................            -             329              39
    Repurchase of common stock............................................         (475)         (7,456)           (751)
    Debt issuance costs...................................................       (4,360)        (12,904)              -
    Reconsolidation of subsidiary previously held for disposition......               -               -          14,309
                                                                            -----------     -----------     -----------

       Net cash provided by financing activities..........................       94,428          44,294          15,222
                                                                            -----------     -----------     -----------

         Net increase (decrease) in cash..................................       17,444          47,977          20,588

 Cash at the beginning of the year........................................       71,756          23,779           3,191
                                                                            -----------     -----------     -----------

 Cash at the end of the year..............................................  $    89,200     $    71,756     $    23,779
                                                                            ===========     ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         The Company, through its operating subsidiaries, is a nationwide marketer of truck and auto fuel and related products and services through three networks of full-service travel centers (124 operated under the "TA" and "TravelCenters of America" trademarks (the "TA Network"), two operated under the "Unocal 76" trademark (the "National Network") and 17 operated under the "Burns Bros. Travel Stops" trademark (the "Burns Network")) in 39 states. Of the network locations at December 31, 1998, the Company owns or leases 133 locations, 30 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 103 of which are operated by the Company ("Company-operated Sites"). Ten locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites"). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS 76 and STAR billing systems; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

         The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company's name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the "National Acquisition") the National Network assets from a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") and in December 1993 acquired (the "TA Acquisition") the TA Network assets from subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). In December 1998 the Company acquired (the "Burns Acquisition") the Burns Network from Burns Bros., Inc., and certain of its affiliates (collectively "Burns").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The TA Acquisition required the consent of the operators and independent franchisees who were holders of the Company's former Class A Common Stock (the "Operator Stockholders"). The Operator Stockholders consented to the TA Acquisition and, in connection therewith, the Company was granted an option to repurchase, for cash and its stock in TA Holdings Corporation ("TAHC"), all of its equity securities, including its mandatorily redeemable preferred stock, and warrants not held by the Operator Stockholders and senior management of National. Accordingly, the Company's consolidated financial statements presented the net assets of TAHC as held for disposition. The carrying value thereof represented the purchase price paid to acquire TAHC plus TAHC's results of operations subsequent to December 31, 1994. TAHC's results of operations for 1995 and through September 30, 1996 were included in the Company's consolidated statement of income and retained earnings as a single amount. Effective September 30, 1996, a decision was made to retain TAHC and, subsequently, the Company chose to pursue the combination of the operations of the TA and National Networks. Accordingly, at that date, the carrying value of the Company's investment in TAHC of $44,637,000 was allocated to the identifiable assets and liabilities based on the current fair values as of that date. In addition, the results of operations and cash flows of TAHC are included in the consolidated results of operations and cash flows of the Company from October 1, 1996. TAHC had net income of $3,153,000 for the nine months ended September 30, 1996.

         For a pro forma presentation of the Company's consolidated results of operations for the year ended December 31, 1996, as though TAHC had not been held for disposition for the period January 1, 1994 through September 30, 1996, see Note 22.

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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation ("TA"), TA Franchise Systems Inc. ("TAFSI") and National Auto/Truckstops, Inc. ("National"), and TA Travel, L.L.C., a wholly owned subsidiary of TA. Intercompany accounts and transactions have been eliminated. TAHC was included in the consolidated financial statements until the time of the Company's recapitalization (see Note 4) in March 1997, at which time it was merged into the Company. TAHC had been the parent of TA, which had been the parent of TAFSI.

REVENUE RECOGNITION

         Fuel sales and related costs are recognized at the time of delivery of motor fuel and other products to customers at either the terminal or the customer's facility and at the time of final sale to consumers at the Company-operated Sites.

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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, initially determined in accordance with purchase accounting principles and based largely on independent professional appraisals. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:


 Buildings and site improvements...........................        15  years
 Pumps and underground storage tanks.......................      5-10  years
 Machinery and equipment...................................      3-10  years
 Furniture and fixtures....................................      5-10  years

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

         Deferred financing costs were recorded in conjunction with issuing long-term debt and are being amortized on a basis approximating the interest method over the lives of the related debt instruments, ranging from five to ten years (see Note 12). The intangible assets are being amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them (see Note 9).

INTERNAL-USE SOFTWARE COSTS

         During the application development stage of an internal-use computer software project, the Company capitalizes (i) the external direct costs of materials and services consumed in developing or obtaining the internal-use computer software, (ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with and who devote time to the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. The costs of significant upgrades and enhancements that result in additional functionality are accounted for in the same manner as similar costs for new software projects. The costs of all other upgrades and enhancements are expensed as incurred.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION

         The Company provides for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on behalf of the Company by Unocal and BP, at Unocal's and BP's sole expense (see Note 18).

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

         At December 31, 1998 there were no open derivative contracts. At December 31, 1997 the amount of open derivative contracts and the related fair market value and deferred gains and losses were immaterial.

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

         Long-term debt: The fair value of the Company's fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of the Company's fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to the Company for financings with similar terms and maturities. The fair values of the Company's variable-rate indebtedness approximates the carrying value of that indebtedness. (See Note 12.)

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

         Certain reclassifications of prior years' data have been made to conform with the current year presentation.

3.       ACQUISITIONS

         Burns Acquisition. On December 3, 1998, the Company acquired substantially all of the truckstop assets owned by Burns for cash consideration of $56,800,000 and the assumption of certain liabilities. Specifically, the Company acquired from Burns the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns, the equipment and inventories used in Burns' fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets. For the fiscal year ended June 30, 1998, these sites sold 162,200,000 gallons of diesel fuel and had non-fuel sales and operating expenses of $44,700,000 and $28,100,000, respectively.

         The total cost of the assets acquired was $60,728,000, comprised of the cash consideration paid to Burns of $56,240,000, liabilities assumed of $3,920,000 and direct costs of the acquisition of $568,000. Under purchase accounting principles, the cost was allocated to the assets acquired on the basis of their fair values at the acquisition date as follows:

                                                    FAIR VALUE       ALLOCATED COSTS
                                               ----------------    -----------------
                                                     (IN THOUSANDS OF DOLLARS)

Accounts receivable.........................      $    6,542          $    6,542
Inventories.................................           3,839               3,839
Other current assets........................             471                 471
Property & equipment........................          56,950              49,876
                                                  ----------          ----------
                                                  $   67,802          $   60,728
                                                  ==========          ==========


         TPOA Acquisition. On February 26, 1999, the Company entered into a merger agreement pursuant to which the Company intends to acquire (the "TPOA Acquisition") 100% of the voting stock of Travel Ports of America, Inc. ("TPOA") at a price of $4.30 per share. Under the terms of the merger agreement and certain ancillary agreements, the Company will pay cash of approximately $40,500,000 for all of TPOA's common shares except approximately 653,000 common shares, held by TPOA's chairman and chief executive officer, that will be exchanged for approximately 85,000 shares of the Company's common stock. In addition, the Company expects to pay cash of approximately $15,000,000 to $20,000,000 to retire substantially all of TPOA's indebtedness expected to be outstanding at the merger date and to pay various costs of the transaction. TPOA operates a network (the "TPOA Network") of 16 travel centers in seven states, primarily in the northeastern U.S. This acquisition, if ultimately consummated, is expected to close in June 1999. A closing of the merger is subject to a variety of conditions, including approval by TPOA's shareholders.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     4.   RECAPITALIZATION, RESTRUCTURING AND COMBINATION

         On March 27, 1997, the Company was recapitalized and restructured pursuant to a series of transactions in which (i) the Company's subsidiaries were restructured such that the Company directly owns its three subsidiaries, TA, TAFSI and National (the Company's former subsidiary, TAHC, was merged into the Company as of such date), (ii) the Company's indebtedness under the old National and TA debt agreements was refinanced (the "1997 Refinancing"), and
(iii) TA and National guaranteed the Company's indebtedness under its new credit facilities. The Company's credit facilities were amended in December 1998 (the "1998 Refinancing"). See Note 12 for further discussion of each of the 1998 Refinancing and the 1997 Refinancing.

         There are three primary elements to the Combination Plan that was adopted in January 1997 and has been executed by the Company throughout 1997 and 1998: (1) integrating the management of the TA and National Networks, (2) converting the Existing Network sites to one Network, and (3) rationalizing and further developing the Company's Network. As a result of implementing the Combination Plan, for the years ended December 31, 1998 and 1997, the Company incurred approximately $3,648,000 and $15,212,000 respectively, of expense, included in refinancing, transition and development costs in the Company's consolidated financial statements. These expenses relate to, among other things,
(i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses. In January 1997, certain of National's executive officers resigned and related severance costs of approximately $774,000 were recognized. In May 1997, management finalized its plans regarding the employee terminations and, accordingly, the related expense of approximately $1,833,000 was recognized.

5.       EARNINGS PER SHARE

         The computation of basic earnings per common share is based upon the weighted-average number of shares of common stock outstanding. A reconciliation of the income and shares used in the computation follows:

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                  -----------------------------------------------
                                                                      INCOME           SHARES         PER-SHARE
                                                                    (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                  ---------------- ------------------------------
                                                                         (DOLLARS AND SHARES IN THOUSANDS)

     Income (loss) before extraordinary item....................... $     (4,177)
     Less:  Preferred stock dividends..............................       (8,570)
                                                                    ------------
     Basic EPS and Diluted EPS
          Income (loss) available to common stockholders........... $    (12,747)             604    $   (21.12)
                                                                    ============     ============    ==========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1998. Effective January 1, 1999, 232,750 options to purchase common stock were granted to management and non-employee directors.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                  -------------------------------------------------
                                                                      INCOME           SHARES         PER-SHARE
                                                                    (NUMERATOR)     (DENOMINATOR)      AMOUNT
                                                                  ---------------- --------------------------------
                                                                         (DOLLARS AND SHARES IN THOUSANDS)

     Income before extraordinary item.............................. $       (209)
     Less:  Preferred stock dividends..............................       (7,520)
                                                                    ------------
     Basic EPS and Diluted EPS
          Income (loss) available to common stockholders........... $     (7,729)           1,022    $    (7.56)
                                                                    ============     ============    ==========


The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1997.

                                                                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                  ----------------------------------------------
                                                                      INCOME          SHARES        PER-SHARE
                                                                   (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                  --------------- --------------- ---------------
                                                                        (DOLLARS AND SHARES IN THOUSANDS)

     Income before extraordinary item..............................  $    5,533
     Less:  Preferred stock dividends..............................      (6,599)
                                                                     ----------
     Basic EPS
          Income available to common stockholders..................  $   (1,066)          1,319      $    (0.81)
                                                                     ==========      ==========      ==========


The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1996.

6.       INVENTORIES

         Inventories consist of the following:

                                                                                      DECEMBER 31,
                                                                             -------------------------------
                                                                                    1998            1997
                                                                             --------------- ---------------
                                                                                 (IN THOUSANDS OF DOLLARS)

  Nonfuel merchandise...................................................        $   39,973      $   30,883
  Petroleum products....................................................             2,979           2,835
                                                                                ----------      ----------

        Total inventories...............................................        $   42,952      $   33,718
                                                                                ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7.    NOTES RECEIVABLE

         The Company has notes receivable agreements with certain Operators and Franchisee-Owners to finance on a long-term basis past due accounts receivable owed by those customers. Certain of these customers are related parties (see
Note 17). The notes have terms ranging from six months to six years and principally accrue interest at a variable rate of the prime lending rate plus 2 percent. The Company also has notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 15). These notes have terms of nine years and accrue interest at fixed rates between
4.86 and 7.0 percent.

         Notes receivable consists of the following:

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                1998            1997
                                                                            --------------  ------------
                                                                              (IN THOUSANDS OF DOLLARS)

Principal amount of notes outstanding.......................................  $   2,351       $   2,939
Less: allowance for doubtful accounts.......................................        280             877
                                                                              ---------       ---------
                                                                                  2,071           2,062
Less: amounts due within one year...........................................        832             370
                                                                              ---------       ---------
Notes receivable, net.......................................................  $   1,239       $   1,692
                                                                              =========       =========

         The amount due within one year is included within other current assets on the balance sheet.

8.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                    DECEMBER 31,
                                                                           -------------------------------
                                                                                1998            1997
                                                                           --------------- ---------------
                                                                               (IN THOUSANDS OF
                                                                                   DOLLARS)

Land and land improvements.................................................  $  65,112       $  51,697
Buildings and improvements.................................................    220,025         173,177
Machinery, equipment and furniture.........................................    107,895          91,069
Construction in progress...................................................     80,599          44,975
                                                                             ---------       ---------
Total cost.................................................................    473,631         360,918
Less: accumulated depreciation.............................................    111,828          74,446
                                                                             ---------       ---------
Property and equipment, net................................................  $ 361,803       $ 286,472
                                                                             =========       =========

         Pursuant to the Combination Plan, nine Company-operated Sites were being held for sale as of December 31, 1997. Based on the Company's estimated sales proceeds and costs of selling these sites, an impairment charge totalling $559,000 was recognized in 1997 with respect to two of the sites. This impairment charge is included in depreciation and amortization in the income statement. As a result of revised estimates of probable sale proceeds, this impairment reserve was reversed in the second quarter of 1998. During 1998, two of these sites were sold, and condemnation proceeds were received for a portion of a third site that was condemned by the state as part of a highway construction project. The Company has re-evaluated the remaining seven sites and determined that it would no longer actively market for sale five of those sites. The total carrying value of the two sites held for sale at December 31, 1998 was $2,011,000. As of December 31, 1998, the estimated net sales proceeds of the two sites held for sale exceed the respective carrying values. During 1998, these two sites generated a loss from operations of $56,000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment and furniture were revised downward from 10 years to five years in order to conform National's estimated useful lives to those of TA. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

9.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                DECEMBER 31,
                                                                         -----------------------------
                                                                             1998            1997
                                                                         --------------  -------------
                                                                            (IN THOUSANDS OF DOLLARS)

         Noncompetition agreements......................................   $   26,200      $   26,200
         Leasehold interest.............................................        1,724           1,724
         Trademarks.....................................................        2,313           2,313
         Franchise goodwill.............................................       16,631           7,348
                                                                           ----------      ----------

         Total cost.....................................................       46,868          37,585
         Less: accumulated amortization.................................       25,727          21,934
                                                                           ----------      ----------

         Intangible assets, net.........................................   $   21,141      $   15,651
                                                                           ==========      ==========

         As part of the National and TA Acquisitions, the Company entered into noncompetition agreements with Unocal and BP pursuant to which Unocal and BP each agreed to refrain from re-entering the truckstop business for periods of ten and seven years, respectively, from the acquisition dates. The intangible assets related to these noncompetition agreements represent the present values of the estimated cash flows the Company would lose due to competition resulting from re-entry of Unocal or BP into the travel center market were they not constrained from doing so. These intangible assets are being amortized over the ten and seven year periods.

         Leasehold interest represents the value, obtained through the TA Acquisition, of favorable lease provisions at one TA Network location, the lease for which extended 11 1/2 years from the TA Acquisition. The leasehold interest is being amortized over the 11 1/2 year period. Trademarks relates primarily to the Company's purchase of the "Truckstops of America" and "Country Pride" trademarks, service marks, trade names and commercial symbols. The trademarks are being amortized over their estimated economic life of 15 years.

         Franchise goodwill results from the acquisitions of the businesses and operating assets related to Leased Sites, and represents the excess of amounts paid to the related Operators over the fair values of the tangible assets acquired. For the years ended December 31, 1998, 1997 and 1996, the Company recorded acquired goodwill of $9,283,000, $6,354,000 and $994,000, respectively. This goodwill is amortized on a straight-line basis over fifteen years. During the fourth quarter of 1997, as a result of a review of the operations of the acquired travel centers, an impairment charge of $6,941,000 was recorded with respect to the goodwill. This charge is included in depreciation and amortization in the income statement.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



10.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                                                               DECEMBER 31,
                                                                       ------------------------------
                                                                             1998            1997
                                                                       --------------  --------------
                                                                           (IN THOUSANDS OF DOLLARS)

  Taxes payable, other than income taxes................................   $   14,422     $   16,605
  Accrued wages and benefits............................................       13,366         10,968
  Interest payable......................................................        4,852          4,371
  Other accrued liabilities.............................................       55,525         40,321
                                                                           ----------     ----------

  Total other accrued liabilities.......................................   $   88,165     $   72,265
                                                                           ==========     ==========

11.      REVOLVING LOAN

         The Company has available a revolving loan facility of $40,000,000 (see
Note 12). The interest rate for borrowings under this revolving loan facility is based on either an alternate base rate (ABR) plus 1.75 percent or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75 percent. Commitment fees are calculated as 1/2 of 1 percent of the daily average unused amount of the revolving loan commitment. There were no borrowings outstanding under the revolving loan facility at December 31, 1998 or 1997, although $1,529,000 of available borrowings were reserved for letters of credit at both December 31, 1998 and 1997.

12.      LONG-TERM DEBT

         In March 1997 the Company completed the 1997 Refinancing, whereby it refinanced the existing indebtedness of TA and National with new borrowings by the Company. The Company issued $125,000,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007, entered into a Credit Agreement through which it obtained an $80,000,000 senior secured term loan facility (the "Term Loan") and a $40,000,000 revolving credit facility, redeemed all of the outstanding Subordinated Notes of TA and National, respectively, and a portion of the Senior Notes of TA (the "TA Old Senior Notes"), and, pursuant to a Senior Secured Note Exchange Agreement, exchanged $85,500,000 aggregate principal amount of Senior Secured Notes ($35,500,000 of Series I Senior Secured Notes and $50,000,000 of Series II Senior Secured Notes) of the Company for the Senior Notes of National and the unredeemed TA Old Senior Notes.

         In December 1998 the Company completed the 1998 Refinancing by increasing the Term Loan by $150,000,000. Of the total amount borrowed, $50,000,000 was utilized to retire the Company's Series II Senior Secured Notes and $42,000,000 was specified to prefund planned capital expenditures and business acquisitions and required to be placed in a cash collateral account until used for such expenditures. Provisions of the debt agreements require the Company to use $30,000,000 of the cash collateral account balance for a business acquisition, or to use the $30,000,000 to repay indebtedness in the event that an acquisition is not completed by December 31, 1999. The Company anticipates using the $30,000,000 to partially fund the TPOA Acquisition (see Note 3).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Long-term debt consists of the following:

                                                                                       DECEMBER 31,
                                                                                ----------------------------
                                                      INTEREST      MATURITY         1998           1997
                                                     ------------  ------------ ---------------  -----------
                                                                                 (IN THOUSANDS OF DOLLARS)

Term Loan (a).......................................     (b)          2005          228,889         79,625
Series I Senior Secured Notes(c)....................    8.94%         2002           35,500         35,500
Series II Senior Secured Notes(d)...................     (e)          2005                -         50,000
Senior Subordinated Notes(f)........................   10.25%         2007          125,000        125,000
Note payable(g).....................................    5.0%          2018            4,919              -
                                                                                 ----------     ----------

        Total.......................................                                394,308        290,125
Less: amounts due within one year...................                                  1,594            500
Less: unamortized discount..........................                                  1,849              -
                                                                                 ----------     ----------

        Total.......................................                             $  390,865     $  289,625
                                                                                 ==========     ==========

----------

(a) On March 21, 1997, in connection with the 1997 Refinancing, the Company entered into a Credit Agreement with a group of lenders. On November 24, 1998, in connection with the 1998 Refinancing, the Company amended its Credit Agreement. The Credit Agreement consists of three components: Term Loans of a maximum $230,000,000 (increased from $80,000,000 in the 1998 Refinancing), swingline loans not to exceed $5,000,000, and revolving loans (see Note 11) not to exceed $40,000,000 (including any swingline loans outstanding and letters of credit issued). There have been no borrowings under the swingline loan or revolving loan commitments to date. Payments of principal, interest and commitment fees related to the Credit Agreement are scheduled at each quarter end in installments of principal ranging from $362,000 to $34,000,000, with the first payment under the amended agreement due on December 31, 1998, and the last quarterly payment due on March 27, 2005. Optional prepayments are allowed under the Credit Agreement and, in addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

(b)  Interest accrues at variable rates based on either an alternate base rate
     (ABR) or an adjusted LIBOR. The rate at which interest accrues is calculated as either the ABR rate plus 2.75 percent or the LIBOR rate plus
     3.75 percent. Management has the option to select which rate is to be applied at the beginning of each loan period, the term of which varies from one month to six months. The interest rate was set on December 4, 1998 at
     8.9 percent for six months. The average effective interest rate for 1998 was 8.74 percent.

(c) On March 21, 1997, in connection with the 1997 Refinancing, the Company issued $35,500,000 of Series I Senior Secured Notes. Interest payments on these notes are due semiannually on June 30 and December 31. Optional prepayments are allowed under the note purchase agreement, and required payments are due on June 30, 2001, December 31, 2001, June 30, 2002 and December 31, 2002 in the amount of $8,875,000 each, such amounts to be reduced by certain other prepayments. In the event of certain prepayments, the Company may be subject to the make-whole provision of the note agreement, which requires payment of a prepayment premium to the holders of the Series I Senior Secured Notes. In addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.

(d) On March 21, 1997, in connection with the 1997 Refinancing, the Company issued $50,000,000 of Series II Senior Secured Notes. As part of the 1998 Refinancing, these notes were repaid.

(e) Interest accrued at a rate based on an adjusted LIBOR. The average effective interest rate for 1998 was 8.6 percent.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(f) On March 27, 1997, in connection with the 1997 Refinancing, the Company issued $125,000,000 of Senior Subordinated Notes. Interest payments on these notes are due semiannually on April 1 and October 1. Optional prepayments are allowed under certain circumstances under the note purchase agreement, any such payments reducing the required payment of $125,000,000 due April 1, 2007.

(g) On September 1, 1998, in connection with the purchase of the operating assets of a Leased Site, the Company issued a note payable to the former Operator of the site for $4,919,000. The note bears interest at 5%, and requires quarterly payments of principal and interest of $98,000 thru October 1, 2018. The note was recorded net of a discount of $1,875,000. From September 1, 1998 to March 4, 1999, this note was temporarily secured via assignment of a cash investment of an amount equal to the original principal amount of the note. On March 4, 1999 a mortgage interest in the related travel center was provided to the former Operator as replacement security for this note and the cash was returned to the Company.

         Upon the early extinguishment of the Company's prior indebtedness as a result of the 1997 Refinancing, the Company recognized an extraordinary loss, net of applicable income taxes, of $5,554,000. This extraordinary loss consisted of the write-off of the remaining unamortized balances of deferred financing costs and debt discount related to the prior indebtedness of $7,847,000 and $1,315,000, respectively. Approximately $12,904,000 of financing costs associated with the new indebtedness issued as part of the 1997 Refinancing were capitalized. As part of the 1998 Refinancing, the Company retired the Series II Senior Secured Notes and substantially modified the Credit Agreement, resulting in the early extinguishment of the outstanding balances of both the Series II Senior Secured Notes and the term loan facilities of the Credit Agreement. Accordingly, the deferred financing costs related to these borrowings were written off as an extraordinary loss, net of applicable income taxes, of $3,905,000. Approximately $4,360,000 of financing costs related to the Credit Agreement modification were incurred as part of the 1998 Refinancing.

         The borrowings under the Credit Agreement and Senior Secured Note Exchange Agreement are secured by mortgages on substantially all of the Company's property and equipment in the manner described in the Master Collateral and Intercreditor Agreement negotiated between the lending banks under the Credit Agreement and the Senior Secured Note holders. In the event of a change in control (as defined in the relevant instruments) of the Company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

         Under the terms of the Credit Agreement and the Senior Secured Note Exchange Agreement, the Company is required to maintain certain affirmative and negative covenants, including minimum interest coverage, minimum consolidated net worth, minimum current ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company was in compliance with the covenants throughout 1998 and at December 31, 1998.

         Under the terms of the Indenture for the Senior Subordinated Notes due 2007, the Company is required to maintain certain affirmative and negative covenants that, among other things, provide for a minimum coverage ratio. The Company was in compliance with the covenants throughout 1998 and at December 31, 1998.

         Scheduled payments of long-term debt in the next five years are $1,594,000 in 1999; $1,601,000 in 2000; $19,359,000 in 2001; $19,367,000 in 2002
and $65,628,000 in 2003.

         Based on the borrowing rates currently available to the Company for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes, the fair value of long-term debt at December 31, 1998 and 1997 approximated the recorded value.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13.      LEASE COMMITMENTS

         The Company has entered into lease agreements covering certain of its travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 1998, were as follows:

YEAR ENDING                                                                       (IN THOUSANDS OF DOLLARS)
-----------                                                                       -------------------------
DECEMBER 31,

1999 ............................................................................         $     5,804
2000 ............................................................................               5,904
2001 ............................................................................               5,411
2002 ............................................................................               4,799
2003 ............................................................................               4,194
Thereafter.......................................................................              40,676
                                                                                          -----------
                                                                                          $    66,788
                                                                                          ===========

         Total rental expenses on all operating leases were approximately $6,743,000, $5,658,000 and $1,357,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

14.      MANDATORILY REDEEMABLE SENIOR CONVERTIBLE PARTICIPATING PREFERRED STOCK

                                                                                      DECEMBER 31,
                                                                            ----------------------------
                                                                                 1998           1997
                                                                            --------------- ------------
                                                                             (IN THOUSANDS OF DOLLARS)

 Series I-3,000,000 shares authorized, $0.01 par value;
     2,680,656 shares issued and outstanding, shown at
     redemption value......................................................   $  51,888      $  45,533
 Series II-1,000,000 shares authorized, $0.01 par value;
    934,344 shares issued and outstanding, shown at
    redemption value.......................................................      18,086         15,871
                                                                              ---------      ---------
         Total.............................................................   $  69,974      $  61,404
                                                                              =========      =========

         Voting Rights. Holders of Series I Mandatorily Redeemable Senior Convertible Preferred Stock are entitled to vote on all matters, other than the election of directors (see Note 15-Common Stock-Voting Rights below), submitted to a vote of the Company's stockholders. Series II Mandatorily Redeemable Senior Convertible Preferred Stock is non-voting.

         Dividends. Dividends accumulate on the original $10.00 per share purchase price at a rate of 13.5 percent per annum, compounded semi-annually, and are not paid currently but accumulate and increase the liquidation preference. Such dividends accrue whether or not declared by the Board of Directors. Accrued dividends totaled $33,824,000 and $25,254,000 at December 31, 1998 and 1997, respectively. Holders also participate pro rata, on a share for share basis, with the outstanding Convertible Preferred Stock and Common Stock, in dividends and distributions, other than liquidating distributions.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Conversion. The conversion rights of the holders are the same as those for holders of the Series I and Series II Convertible Preferred Stock, respectively, (see Note 15-Convertible Preferred Stock-Conversion below) except, if the Company consummates an underwritten public offering of Common Stock pursuant to which the net offering price per share is equal to or greater than the Trigger Price (defined as an amount equal to $10.00 plus interest at a rate of 13.5 percent per annum, compounded semi-annually, from the closing date of the TA Acquisition to the date of such public offering) and the net proceeds raised in the offering are at least $50 million, the Company will have the right to require that each share of Series I Mandatorily Redeemable Senior Convertible Participating Preferred Stock be converted into one share of Series I Convertible Preferred Stock and that each share of Series II Mandatorily Redeemable Senior Convertible Participating Preferred Stock be converted into one share of Series II Convertible Preferred Stock.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


15.      OTHER PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                                 1998            1997
                                                                                            --------------- ---------------
                                                                                                (IN THOUSANDS OF DOLLARS)

        Convertible Preferred Stock:
           Series I-3,000,000 shares authorized, $0.01 par value;
               2,594,876 shares outstanding................................................   $      26       $      26
           Series II-1,500,000 shares authorized, $0.01 par value;
               1,237,374 shares outstanding................................................          12              12
        Common Stock - 30,000,000 shares authorized, $0.01
           Par value;  599,877 and 633,513 shares outstanding at
           December 31, 1998 and 1997, respectively........................................          14              14
        Additional paid-in capital.........................................................      52,382          52,305
        Treasury stock-at cost; 817,700 and 780,200 shares at
           December 31, 1998 and 1997, respectively........................................      (8,887)         (8,412)
                                                                                              ---------       ---------

                Total......................................................................   $  43,547       $  43,945
                                                                                              =========       =========

         In April 1993, the Company issued 1,111,250 shares of Class A Common Stock, 56,500 shares of Class B Common Stock and 3,832,250 shares of Convertible Preferred Stock, which consists of 2,594,876 shares of Series I Convertible Preferred Stock and 1,237,374 shares of Series II Convertible Preferred Stock.

         In December 1993, the Company issued 165,520 shares of Class B Common Stock and 3,615,000 shares of Mandatorily Redeemable Senior Convertible Participating Preferred Stock, which consists of 2,680,656 shares of Series I Mandatorily Redeemable Senior Convertible Participating Preferred Stock and 934,344 shares of Series II Mandatorily Redeemable Senior Convertible Participating Preferred Stock (see Note 14).

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

         During the years ended December 31, 1998, 1997 and 1996 the Company issued 3,864; 35,339 and 5,152, respectively, shares of Common Stock to certain members of management for cash and notes receivable (see Note 7) aggregating $77,000, $655,000 and $77,000, respectively.

CONVERTIBLE PREFERRED STOCK

         Voting Rights. Each share of Series I Convertible Preferred Stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Series II Convertible Preferred Stock is non-voting.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Dividends. See Common Stock-Dividends below.

         Conversion. Each share of Series I Convertible Preferred Stock is convertible into a share of Common Stock at any time at the option of the holder.


         Each share of Series II Convertible Preferred Stock is convertible at any time at the option of the holder into such number of shares of Common Stock that in the aggregate do not exceed the lesser of (i) one share of Common Stock for each share of Series II Convertible Preferred Stock converted or (ii) the number that equals 25 percent of the outstanding shares of Common Stock immediately following such conversion (a total of 199,959 at December 31, 1998 for all Series II preferred shares). Following the conversion of at least 75 percent of the outstanding Convertible Preferred Stock into Common Stock, the Company is entitled to convert each remaining share of Convertible Preferred Stock into a share of Common Stock.

         Liquidation Preference. See Note 14 - Liquidation Preference above.

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

         Liquidation Preference. See Note 14 - Liquidation Preference above.

         Warrants. In April 1993 the Company issued warrants with an exercise price of $0.01 per share which are exercisable for 128,206 shares of Common Stock.

         Repurchase Rights. Certain members of the Company's senior management have purchased shares of the Company's Common Stock pursuant to individual management subscription agreements. The Company has the right to repurchase, and the employees have the right to require the Company to repurchase, at formula prices, the Common Stock upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. At December 31, 1998, 1997 and 1996, the formula prices were $25.00, $23.25 and $15.69 per share. Compensation expense recognized with regard to these shares during the years ended December 31, 1998, 1997 and 1996 were $62,000, $54,000 and $336,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


TREASURY STOCK

         From time to time the Company has acquired shares of its Common Stock from former members of management and Operator Stockholders. For the years ended December 31,1998, 1997 and 1996, the Company purchased 37,500; 692,000 and 75,000 treasury shares, respectively. These shares were recorded at their acquisition costs of $475,000, $7,456,000 and $751,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

STOCK AWARD AND OPTION PLANS

         1997 Stock Plan. During 1997, the Board of Directors approved the adoption of the 1997 Stock Plan (the "1997 Plan"). The principal terms and conditions of the 1997 Stock Plan are as follows: a maximum of 750,000 shares of Common Stock (subject to adjustment) may be issued pursuant to options and stock appreciation rights granted to officers, non-employee directors and key employees of the Company designated by the Compensation Committee; the option exercise price for each option granted will be the stated market value of the stock on the respective grant date, such stated market value to be determined annually based on a formula, specified in the 1997 Stock Plan, that is, based on the consolidated operating results and indebtedness of the Company; the options will vest on the December 31 of the year of grant upon the attainment of performance targets (outstanding options and options with respect to shares reserved for future awards will vest upon a "change of control" or "initial public offering" of the Company (as such terms are defined in the 1997 Stock
Plan)), and remain exercisable for limited periods following termination of employment; shares of Common Stock acquired upon exercise of options are subject to call and put options upon termination of employment; if a change of control occurs within six months after termination of the employment of a former employee for "good reason," death, "disability" or termination other than for "cause" (as defined), an adjustment will be made to the amount paid upon exercise of any call options or put options (but, in the case of put options, only to the extent the proceeds received by the former employee upon exercise of the put option are used to repay indebtedness to the Company) so that the former employee will be able to receive any amounts in excess of the call or put price payable in the change of control transaction.

         1993 Stock Plan. The 1993 Stock Incentive Plan (the "1993 Stock Plan") was approved by the Board of Directors and was effective as of December 10, 1993. The 1993 Stock Plan provided for the granting of stock options and other stock-based awards to employees and directors of the Company. Stock awards granted under the 1993 Stock Plan could be in the form of (i) stock options,
(ii) stock appreciation rights related to an option ("SAR"), and (iii) unrelated SAR's. Stock options granted under the 1993 Stock Plan allow the purchase of Common Stock (formerly Class B Common Stock) at prices generally not less than fair market value as determined by the Compensation Committee of the Board of Directors. The total number of shares of Common Stock with respect to which awards could be granted was 572,000. Common stock obtained as a result of the exercise of the options is subject to call and put rights at formula prices upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. A portion of the options vested at the end of each year in the five year period ending December 31, 1997, based on attainment of certain specified financial objectives at the end of each year, but no more quickly than ratably from the date of grant through December 31, 1996. Vested options must be exercised within 10 years of the date of grant. All unvested options under the 1993 Plan at December 31, 1996 were cancelled upon the adoption of the 1997 Stock Plan.

         The purchase prices at December 31, 1998, 1997 and 1996 used to determine compensation expense related to options granted under the Company's stock plans were $25.00, $23.25 and $15.69, respectively. Based on these prices and the number of vested options in each year, compensation expense recognized in relation to these options for the years ended December 31, 1998, 1997 and 1996 were $2,438,000, $1,346,000, and $331,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The following table reflects the status and activity of options under the 1997 Stock Plan and the 1993 Stock Plan:

                                                                      YEAR ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1998            1997            1996
                                                           --------------- --------------- ---------------

 Options outstanding, beginning of year....................     376,779         531,181         520,181
    Granted................................................     161,750         161,750          11,000
    Canceled...............................................           -        (316,152)              -
                                                             ----------        --------      ----------

 Options outstanding, end of year..........................     538,529         376,779         531,181
                                                             ==========      ==========      ==========
 Options exercisable, end of year..........................     538,529         376,779         330,436
 Options available for grant, end of year..................     426,500         588,250          40,819

         The weighted-average exercise price was $23.25 and $20.00 for those options granted during 1998 and 1997, respectively, and $19.74 and $18.27 for all outstanding options as of December 31, 1998 and 1997, respectively. The weighted-average exercise price of the options cancelled in 1997, the options granted in 1996 and all outstanding options as of December 31, 1996, was $19.04.

         The following table summarizes information about options outstanding at December 31, 1998:

 EXERCISE                                                                 OPTIONS           OPTIONS
 PRICE                                                                  OUTSTANDING       EXERCISABLE
 -----                                                                  -----------       ----------
 $10.00............................................................          67,988           67,988
 $17.49............................................................          71,757           71,757
 $20.00............................................................         161,750          161,750
 $22.50............................................................          75,284           75,284
 $23.25............................................................         161,750          161,750
                                                                        -----------       ----------
                                                                            538,529          538,529
                                                                        ===========       ==========

         The weighted-average remaining contractual life of all options outstanding at December 31, 1998 was 7.4 years.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.      INCOME TAXES

         The (benefit) provision for income taxes is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------
                                                                1998            1997            1996
                                                           --------------- --------------- --------------
                                                                       (IN THOUSANDS OF DOLLARS)
        Current:
           Federal.........................................  $    4,089      $    3,524       $  2,557
           State...........................................       1,501             462            398
                                                             ----------      ----------       --------
                                                                  5,590           3,986          2,955
                                                             ----------      ----------       --------
        Deferred:
           Federal.........................................      (6,565)         (3,880)            74
           State...........................................      (1,126)           (450)           320
                                                             ----------      ----------       --------
                                                                 (7,691)         (4,330)           394
                                                             ----------      ----------       --------

                Total......................................  $   (2,101)     $     (344)      $  3,349
                                                             ==========      ==========       ========

         The difference between taxes calculated at the U. S. federal statutory tax rate of 35 percent and the Company's total income tax provision is as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                      1998           1997            1996
                                                                 ------------------------------ ---------------
                                                                           (IN THOUSANDS OF DOLLARS)

 U.S. federal statutory rate applied to income before taxes and
    extraordinary items..........................................  $  (2,198)     $    (194)       $  3,109
 State income taxes, net of federal income tax benefit...........        243              8             467
 Non-deductible meals and entertainment..........................        129             65              80
 Adjustment of prior year estimated tax liability................          -              -            (239)
 Benefit of tax credits..........................................       (320)          (227)            (98)
 Other - net.....................................................         45              4              30
                                                                   ---------      ---------       ---------

         Total...................................................  $  (2,101)     $    (344)      $   3,349
                                                                   =========      =========       =========

         For 1998, income tax benefits of $2,012,000 allocated to the extraordinary loss of $5,917,000 differ from the amount calculated at the federal statutory rate of 35 percent by $59,000. This difference is due to graduated tax rates. For 1997, income tax benefits of $3,608,000 allocated to the extraordinary loss of $9,162,000 differ from the amount calculated at the federal statutory rate of 35 percent by $401,000. This difference is the result of state tax benefits, net of the federal effect and graduated tax rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Deferred income tax assets and liabilities resulted from the following:

                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                     1998            1997
                                                                                -------------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)
         Deferred tax assets:
            Accounts receivable.................................................  $    1,199      $    1,784
            Inventory...........................................................         299             245
            Organization and start-up costs.....................................           -              35
            Federal benefit of state deferred tax liabilities...................           -             518
            Intangible assets...................................................      11,511          10,358
            Deferred revenues...................................................         887             125
            Minimum tax credit..................................................       5,472           3,323
            Net operating loss carryforwards....................................           -           2,726
            General business credits (expiring 2009-2012).......................       1,561           1,077
            Other accrued liabilities...........................................       4,039           2,442
                                                                                  ----------      ----------

                 Total deferred tax assets......................................      24,968          22,633
                                                                                  ----------      ----------
         Deferred tax liabilities:
            Property and equipment..............................................     (18,480)        (23,878)
            Federal liability for state deferred tax assets.....................         (42)              -
                                                                                  ----------      ----------

                 Total deferred tax liabilities.................................     (18,522)        (23,878)
                                                                                  ----------      -----------

                 Net deferred tax assets (liabilities)..........................  $    6,446      $   (1,245)
                                                                                  ==========      ===========

         The tax returns of the Company for 1995 through 1998 are subject to examination by the Internal Revenue Service and state tax authorities. The Company believes it has made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.      RELATED PARTY TRANSACTIONS

         Certain of the Company's stockholders have an ownership interest in one or more of the franchisee customers to whom the Company sells fuel and certain non-fuel products and from whom the Company receives rental income and royalty income. The transactions with related parties are at prices and terms that are the same as for similar transactions with unrelated entities. As of December 31, 1998, 21 of the Leased Sites were operated by related parties.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The following table is a summary of balances and transactions with Operator Stockholders at December 31, 1998 and 1997, and for each of the three years ended December 31, 1998:

                                           DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                   ------------------------------  ---------------------------------------------
                                       1998            1997            1998           1997            1996
                                   --------------  --------------  -------------- --------------  --------------
                                                            (IN THOUSANDS OF DOLLARS)

Accounts receivable...............   $  5,124        $ 7,469
Notes receivable..................   $  1,277        $   944
Fuel revenue......................                                    $ 65,786      $ 187,279        $ 269,179
Rent revenue......................                                    $  8,957      $  22,380        $  32,266
Other revenues....................                                    $  6,369      $   4,477        $   5,534
Cost of revenues..................                                    $ 64,369      $ 187,143        $ 268,343

         During each of 1998, 1997 and 1996, the Company acquired the travel center businesses and operating assets of certain of its Operator Stockholders. Total consideration paid to these operators was $1,610,000 in 1998 for one site, $20,152,000 in 1997 for 23 sites and $3,185,000 in 1996 for five sites

         During 1997, the Company sold to certain of its Operator Stockholders 12 of its travel center facilities. Total consideration received by the Company from these sales was $30,983,000.

         At each of December 31, 1998 and 1997, $27,000,000 of the Company's indebtedness was owed to certain of the Company's preferred stockholders. The interest expense incurred related to debt owed to these stockholders was $2,414,000, $3,636,000 and $5,327,000 in 1998, 1997 and 1996, respectively.

         Certain shareholders of the Company were paid fees aggregating $400,000 as consideration for their financial advisory services provided in completing the 1998 Refinancing.

         Certain members of the Company's senior management have purchased common stock of the Company pursuant to management subscription agreements (see
Note 15 -Repurchase Rights). As a result of such purchases, the Company has notes receivable from the management stockholders totaling $967,000 and $887,000 at December 31, 1998 and 1997, respectively.

18.      COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

         The Company's operations and properties are subject to extensive regulation pursuant to federal, state and local laws, regulations and ordinances ("Environmental Laws") that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and other hazardous and toxic substances ("Hazardous Substances") or (ii) impose liability and damages for the costs of cleaning up sites affected by, and for damages resulting from, past spills and disposal or other releases of Hazardous Substances.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated Sites and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company has made necessary upgrades to USTs to comply with federal regulations which took effect on December 22, 1998, and believes that all of its travel centers, including those acquired in the Burns Acquisition, are in material compliance with applicable requirements of Environmental Laws.

         While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $6,721,000, $8,867,000 and $7,172,000 in 1998, 1997 and 1996, respectively.

         The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances that have occurred subsequent to the National Acquisition and the TA Acquisition. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these matters, based on its current knowledge, the Company does not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $3,890,000, for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

         Pursuant to an environmental agreement entered into with Unocal at the time of the National Acquisition (the "Unocal Environmental Agreement"), Unocal is responsible for all costs incurred for remediation of environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the National Acquisition) with respect to environmental contamination or non-compliance identified in the Phase I or Phase II environmental assessments conducted at each of the sites acquired from Unocal, which environmental contamination or non-compliance existed on or prior to the date of the National Acquisition. Under the terms of the Unocal Environmental Agreement, Unocal also must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the National Network prior to the date of the National Acquisition. Pursuant to the Unocal

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Environmental Agreement, Unocal is obligated to indemnify the Company for claims made before April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the National Network after the date of the National Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the Unocal Environmental Agreement, Unocal would not dispute the Company's claims for indemnification thereunder.

         An environmental agreement entered into with BP at the time of the TA Acquisition (the "BP Environmental Agreement") provides that, with respect to environmental contamination or non-compliance with Environmental Laws identified in the Phase I or Phase II environmental assessments conducted at each of the sites acquired from BP, BP is responsible for all costs incurred for remediation of such environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed) and for otherwise bringing the properties into compliance with Environmental Laws (as in effect at the date of the TA Acquisition). The BP Environmental Agreement further provides that BP must indemnify the Company against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the TA locations prior to the date of the TA Acquisition. With respect to liabilities relating to the investigation and remediation of environmental contamination, BP is obligated to indemnify the Company for liabilities with respect to which claims are made before December 11, 2004. With respect to liabilities otherwise relating to non-compliance with Environmental Laws (for example, equipment), BP is obligated to indemnify the Company for liabilities with respect to which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the TA Network after the date of the TA Acquisition. There can be no assurance that, if additional environmental claims or liabilities were to arise under the BP Environmental Agreement, BP would not dispute the Company's claims for indemnification thereunder.

PENDING LITIGATION

         Forty-Niner Truck Plaza Litigation. In connection with the acquisition of the National Network, the Company acquired six travel centers located in California. In January 1993, the Operators of four of these travel centers (the "California Plaintiffs") commenced litigation against Unocal, The Clipper Group, L.P. ("Clipper," organizer of the institutional investor group which formed the Company) and the Company in California state court seeking, among other things, specific performance by Unocal of their alleged rights, either under the California Business and Professions Code or, in the alternative, pursuant to an alleged contract with Unocal, to purchase their travel centers at what they alleged was a fair market price and seeking compensatory and punitive damages against the Company and others for both tortious interference with the California Plaintiffs' alleged rights and civil conspiracy. The four properties operated by the California Plaintiffs are referred to herein as the "California Properties". Two of the California Plaintiffs settled their claims prior to commencement of the first trial, which ended with a court order for a retrial. On September 1, 1998, one of the two remaining plaintiffs entered into a settlement agreement with Unocal and the Company, and dismissed its claims in the case. The retrial of this case with the one remaining plaintiff commenced on February 16, 1999. On March 8, 1999, the trial was suspended upon the request of all parties in order to complete negotiation of a definitive settlement agreement, the general terms of which have been agreed to by all parties. The effect of the proposed settlement on the Company's consolidated financial statements is not expected to be material.

         In addition to the above matter, the Company is the subject of, or party to, a number of pending or threatened legal actions, contingencies and commitments involving a variety of matters, including laws and regulations relating to the environment. The ultimate resolution of these contingencies is not expected to be material to the Company's results of operations, financial position or liquidity.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


19.      OPERATING LEASE COMMITMENTS

         Of the 133 travel centers owned by the Company as of December 31, 1998, 30 are leased to Operators under operating lease arrangements. Of these Leased Sites, 21 are leased to Operator Stockholders (see Note 17). The lease agreements offered to related parties are the same as those offered to unrelated parties. These cancelable lease arrangements generally are for terms of three to five years. Rent revenue from such operating lease arrangements totaled $14,271,000, $29,433,000 and $41,762,000 for 1998, 1997 and 1996, respectively.


20.      OTHER INFORMATION

                                                                                   YEAR ENDED DECEMBER 31
                                                                        ---------------------------------------------
                                                                            1998            1997           1996
                                                                        --------------  -------------- --------------
                                                                                  (IN THOUSANDS OF DOLLARS)

 Operating and Selling, general and administrative expenses include the following:
    Repairs and maintenance expenses.................................... $     9,208    $     8,528     $     2,860
    Advertising expenses................................................ $     8,058    $     9,141     $     3,964
    Taxes other than payroll and income taxes........................... $     5,573    $     5,099     $     2,429
 Interest (expense), net consists of the following:
    Interest expense.................................................... $   (28,285)   $   (26,418)    $   (15,965)
    Interest income.....................................................       2,914          3,520             729
                                                                         -----------    -----------     -----------
                                                                         $   (25,371)   $   (22,898)    $   (15,236)
                                                                         ===========    ===========     ===========


21.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   YEAR ENDED DECEMBER 31
                                                                        ----------------------------------------------
                                                                             1998           1997            1996
                                                                        ----------------------------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)
    Cash paid during the year for:
    Interest............................................................    $ 27,804       $ 24,611        $ 16,597
    Income taxes (net of refunds).......................................    $ (1,224)      $  3,445        $  1,321

         During 1998, 1997 and 1996 the Company received $1,068,000, $5,023,000 and $3,207,000, respectively, of inventory and property and equipment in liquidation of trade accounts receivable and notes receivable.

         During 1998, the Company issued a note payable for $3,044,000 (net of a discount of $1,875,000) in exchange for property and goodwill acquired.

         Pursuant to the 1997 Refinancing, the Company extinguished $85,500,000 of Senior Secured Notes through the issuance of Series I Senior Secured Notes and Series II Senior Secured Notes of an aggregate equal face amount.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


22.      UNAUDITED PRO FORMA PRESENTATION

         The following schedule sets forth the consolidated results of operations of the Company as though TAHC had not been held for disposition and instead been fully consolidated since January 1, 1994. Amounts are shown only for the year ended December 31, 1996, as TAHC and TA were fully consolidated for the entire year for each of the years ended December 31, 1998 and 1997.

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                               1996
                                                                                    ---------------------------
                                                                                     (IN THOUSANDS OF DOLLARS)
     Revenues:
        Fuel........................................................................         $   752,266
        Nonfuel.....................................................................             236,780
        Rent and royalties..........................................................              47,437
                                                                                             -----------
           Total revenues...........................................................           1,036,483
     Cost of revenues (excluding depreciation)......................................             803,535
                                                                                             -----------
     Gross profit (excluding depreciation)..........................................             232,948
     Operating expenses.............................................................             129,447
     Selling, general and administrative expenses...................................              42,811
     Refinancing, transition and development costs..................................               2,687
     Depreciation and amortization..................................................              26,970
     (Gain) loss on sales of property and equipment                                                1,464
     Other (income) expense, net....................................................                (140)
                                                                                             -----------
        Income from operations......................................................              29,709
     Interest income (expense), net.................................................             (20,827)
                                                                                             -----------
        Income before provision for income taxes....................................               8,882
     Provision for income taxes.....................................................               3,349
                                                                                             -----------
        Net income..................................................................         $     5,533
                                                                                             ===========


23.     CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the condensed consolidating balance sheet schedules of the Company as of December 31, 1998 and 1997 and condensed consolidating statement of income and retained earnings schedules and condensed consolidating statement of cash flows schedules of the Company for the years ended December 31, 1998, 1997 and 1996. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions, (b) eliminate the Company's investments in its subsidiaries and
(c) present TAHC as a subsidiary held for disposition until September 30, 1996 (see Note 2).

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                         DECEMBER 31, 1998
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ -------------- --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)

 Current assets:
    Cash..................................    $   59,665     $   29,535      $        -    $         -      $   89,200
    Accounts receivable, net..............             -         60,176             836              -          61,012
    Inventories...........................             -         42,952               -              -          42,952
    Deferred income taxes.................             -          4,459               -              -           4,459
    Other current assets..................        98,323         29,210           7,860       (122,774)         12,619
                                              ----------     ----------      ----------    -----------      ----------
         Total current assets.............       157,988        166,332           8,696       (122,774)        210,242
 Notes receivable, net....................           967            272               -              -           1,239
 Property and equipment, net..............             -        361,803               -              -         361,803
 Intangible assets........................             -         21,141               -              -          21,141
 Deferred financing costs.................         9,284              -               -              -           9,284
 Deferred income taxes....................           879          2,045               -              -           2,924
 Other assets.............................           730          6,398               -         (3,700)          3,428
 Investment in subsidiaries...............       338,205              -               -       (338,205)              -
                                              ----------     ----------      ----------    -----------      ----------
         Total assets.....................    $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      148      $        -    $         -      $    1,594
    Accounts payable......................             -         20,908               7              -          20,915
    Other accrued liabilities.............        18,988        189,022           2,916       (122,761)         88,165
                                              ----------     ----------      ----------    -----------      ----------
         Total current liabilities........        20,434        210,078           2,923       (122,761)        110,674
 Long-term debt (net of unamortized
    discount).............................       387,942          2,923               -              -         390,865
 Deferred income taxes....................             -            937               -              -             937
 Other liabilities........................             -        232,566               -       (223,404)          9,162
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       408,376        446,504           2,923       (346,165)        511,638
 Mandatorily redeemable senior convertible
    participating preferred stock.........        69,974              -               -              -          69,974
 Other preferred stock, common stock and
    other stockholders' equity............        44,801         84,880               -        (86,134)         43,547
 Retained earnings........................       (15,098)        26,607           5,773        (32,380)        (15,098)
                                              ----------     ----------      ----------    -----------      ----------
                                                  29,703        111,487           5,773       (118,514)         28,449
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31, 1997
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ -------------- --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)

 Current assets:
    Cash..................................    $   59,592     $   12,164      $      -      $         -      $   71,756
    Accounts receivable, net..............             -         67,927             506              -          68,433
    Inventories...........................             -         33,718               -              -          33,718
    Deferred income taxes.................             -          3,740               -              -           3,740
    Other current assets..................        14,176         38,971           2,591        (45,482)         10,256
                                              ----------     ----------      ----------    -----------      ----------
         Total current assets.............        73,768        156,520           3,097        (45,482)        187,903
 Notes receivable, net....................           887            805               -              -           1,692
 Property and equipment, net..............             -        286,472               -              -         286,472
 Intangible assets........................             -         15,651               -              -          15,651
 Deferred financing costs.................        11,786              -               -              -          11,786
 Other assets.............................           730          3,558               -              -           4,288
 Investment in subsidiaries...............       342,860              -               -       (342,860)              -
                                              ----------     ----------      ----------    -----------      ----------
         Total assets.....................    $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $      500     $        -      $        -     $        -      $      500
    Accounts payable......................             -         29,387               -           (352)         29,035
    Other accrued liabilities.............        32,601         83,905             889        (45,130)         72,265
                                              ----------     ----------      ----------    -----------      ----------
         Total current liabilities........        33,101        113,292             889        (45,482)        101,800
 Long-term debt (net of unamortized
    discount).............................       289,625              -               -              -         289,625
 Deferred income taxes....................          (852)         5,837               -              -           4,985
 Other liabilities........................             -        230,371               -       (225,892)          4,479
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       321,874        349,500             889       (271,374)        400,889
 Mandatorily redeemable senior convertible
    participating preferred stock.........        61,404              -               -              -          61,404
 Other preferred stock, common stock and
    other stockholders' equity............        45,199         81,179               -        (82,433)         43,945
 Retained earnings........................         1,554         32,327           2,208        (34,535)          1,554
                                              ----------     ----------      ----------    -----------      ----------
                                                  46,753        113,506           2,208       (116,968)         45,499
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  430,031     $  463,006      $    3,097    $  (388,342)     $  507,792
                                              ==========     ==========      ==========   =============     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS SCHEDULES:

                                                                  YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  554,735     $        -    $        -     $  554,735
    Nonfuel................................            -        346,504          1,257          (230)       347,531
    Rent and royalties.....................            -         32,949          6,875       (18,280)        21,544
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        934,188          8,132       (18,510)       923,810
 Cost of revenues (excluding depreciation).            -        627,149              -             -        627,149
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        307,039          8,132       (18,510)       296,661

 Operating expenses........................          160        212,530          1,571       (18,510)       195,751
 Selling, general and
     Administrative........................          829         32,556            871             -         34,256
 Transition expense........................            -          3,648              -             -          3,648
 Depreciation and amortization.............        1,482         43,180              -             -         44,662
 (Gain) loss on sale of property and
    equipment..............................            -         (1,195)             -             -         (1,195)
 Stock compensation expense................            -          2,500              -             -          2,500
 Other operating (income) expense, net.....            -         (2,054)             -             -         (2,054)
                                              ----------     ----------     ----------    ----------     -----------
 Income (loss) from operations.............       (2,471)        15,874          5,690             -         19,093
 Interest (expense), net...................            -        (25,368)            (3)            -        (25,371)
 Equity income (loss)......................       (2,155)             -              -         2,155              -
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before income taxes and
    extraordinary items....................       (4,626)        (9,494)         5,687         2,155         (6,278)
 (Benefit) provision for income taxes......         (449)        (3,774)         2,122             -         (2,101)
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before extraordinary item          (4,177)        (5,720)         3,565         2,155         (4,177)
 Extraordinary loss (less applicable income
    tax benefit)...........................       (3,905)             -              -             -         (3,905)
                                              ----------     ----------     ----------    ----------     ----------
 Net (loss) income.........................       (8,082)        (5,720)         3,565         2,155         (8,082)

 Less: preferred dividends.................       (8,570)             -              -             -         (8,570)
 Retained earnings (deficit) - beginning of
    the year...............................        1,554         32,327          2,208       (34,535)         1,554
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    year...................................   $  (15,098)    $   26,607     $    5,773    $  (32,380)    $  (15,098)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  YEAR ENDED DECEMBER 31, 1997
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                            -------------- -------------- -------------- ------------- --------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  715,852     $        -    $   (7,215)    $  708,637
    Nonfuel................................            -        293,874              7           (38)       293,843
    Rent and royalties.....................            -         41,656          3,414        (8,222)        36,848
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -      1,051,382          3,421       (15,475)    1,039,328
 Cost of revenues (excluding depreciation).            -        780,299                       (7,215)       773,084
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        271,083          3,421        (8,260)       266,244

 Operating expenses........................            -        176,350            244        (8,260)       168,334
 Selling, general and
     Administrative........................          814         33,934            871             -         35,619
 Refinancing, transition and development
    costs..................................            -         14,961            251             -         15,212
 Depreciation and amortization.............        1,119         34,721              -             -         35,840
 (Gain) loss on sale of property and
    equipment..............................            -        (11,244)             -             -        (11,244)
 Stock compensation expense................            -          1,400              -             -          1,400
 Other operating (income) expense, net.....            -         (1,262)             -             -         (1,262)
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,933)        22,223          2,055             -         22,345
 Interest (expense), net...................       (2,629)       (20,269)             -             -        (22,898)
 Equity income (loss)......................       (5,153)             -              -         5,153              -
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before income taxes and
    extraordinary items....................       (9,715)         1,954          2,055         5,153           (553)
 (Benefit) provision for income taxes......       (3,952)           509            802         2,297           (344)
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before extraordinary item...       (5,763)         1,445          1,253         2,856           (209)
 Extraordinary loss (less applicable income
    tax benefit)...........................            -         (5,554)             -             -         (5,554)
                                              ----------     ----------     ----------    ----------     ----------
 Net (loss) income.........................       (5,763)        (4,109)         1,253         2,856         (5,763)

 Less: preferred dividends.................       (7,520)             -              -             -         (7,520)
 Retained earnings (deficit) - beginning of
    the year...............................       14,837         36,436            955       (37,391)        14,837
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    year...................................   $    1,554     $   32,327     $    2,208    $  (34,535)    $    1,554
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                   YEAR ENDED DECEMBER 31, 1996
                                             -------------------------------------------------------------------------
                                                PARENT        GUARANTOR    NONGUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS  CONSOLIDATED
                                             -------------- -------------- -------------- ------------- ---------------
                                                                    (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel.....................................  $        -     $  752,266     $        -     $ (202,054)    $  550,212
    Nonfuel..................................           -        237,124              -       (137,133)        99,991
    Rent and royalties.......................           -         45,711          1,382         (1,038)        46,055
                                               ----------     ----------     ----------     ----------     ----------
    Total revenues...........................           -      1,035,101          1,382       (340,225)       696,258
 Cost of revenues (excluding depreciation)...           -        802,133              -       (233,439)       568,694
                                               ----------     ----------     ----------     ----------     ----------
 Gross profit (excluding depreciation)                  -        232,968          1,382       (106,786)       127,564

 Operating expenses..........................           -        130,849              -        (74,772)        56,077
 Selling, general and administrative.........         736         41,075          1,000        (11,546)        31,265
 Refinancing, transition and development
    costs....................................           -          2,687              -           (490)         2,197
 Depreciation and amortization...............           -         26,970              -         (9,132)        17,838
 (Gain) loss on sales of property and
    equipment................................           -          1,469              -             (5)         1,464
 Stock compensation expense..................           -            667              -              -            667
 Other operating (income) expense, net.......           -           (812)             -              5           (807)
 Income of subsidiary held for disposition...           -              -              -         (5,255)        (5,255)
                                               ----------     ----------     ----------     ----------     ----------
 Income from operations......................        (736)        30,063            382         (5,591)        24,118
 Interest (expense), net.....................           -        (20,827)             -          5,591        (15,236)
 Equity income (loss)........................       9,618              -              -         (9,618)             -
                                               ----------     ----------     ----------     ----------     ----------
 Income before provision for income taxes....       8,882          9,236            382         (9,618)         8,882
 Provision for income taxes..................       3,349          3,410            138         (3,548)         3,349
                                               ----------     ----------     ----------     ----------     ----------
 Net income..................................       5,533          5,826            244         (6,070)         5,533

 Less: preferred dividends...................      (6,599)             -              -              -         (6,599)
 Retained earnings (deficit) - beginning of
    the year.................................      15,903         30,610            711        (31,321)        15,903
                                               ----------     ----------     ----------     ----------     ----------
 Retained earnings (deficit) - end of the
    year.....................................  $   14,837     $   36,436     $      955     $  (37,391)    $   14,837
                                               ==========     ==========     ==========     ===========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                 YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------- -------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   (2,396)    $   50,917     $        -    $        -     $   48,521
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets........            -        (63,215)             -             -        (63,215)
    Proceeds from sales of property and
       equipment..........................            -          3,414              -             -          3,414
    Capital expenditures..................            -        (65,704)             -             -        (65,704)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -       (125,505)             -             -       (125,505)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt borrowings.............      229,250              -              -             -        229,250
    Long-term debt repayments.............     (129,987)             -              -             -       (129,987)
    Repurchase of common stock............         (475)             -              -             -           (475)
    Debt issuance costs...................       (4,360)             -              -             -         (4,360)
    Intercompany advances.................      (91,959)        91,959              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............        2,469         91,959              -             -         94,428
                                             ----------     ----------     ----------    ----------     ----------
         Net increase in cash.............           73         17,371              -             -         17,444
 Cash at the beginning of the year........       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $   59,665     $   29,535     $        -    $        -     $   89,200
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 1997
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------- --------------- -------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   13,898     $   27,772     $        -    $        -     $   41,670
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets........            -        (15,127)             -             -        (15,127)
    Proceeds from sales of property and
       equipment..........................            -         37,958              -             -         37,958
    Capital expenditures..................            -        (60,818)             -             -        (60,818)
                                             ----------     -----------    ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -        (37,987)             -             -        (37,987)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............            -          3,750              -             -          3,750
    Revolving loan repayments.............            -        (17,750)             -             -        (17,750)
    Long-term debt borrowings.............      205,000              -              -             -        205,000
    Long-term debt repayments.............         (375)      (126,300)             -             -       (126,675)
    Proceeds from issuance of stock.......          329              -              -             -            329
    Repurchase of common stock............       (7,456)             -              -             -         (7,456)
    Debt issuance costs...................      (12,904)             -              -             -        (12,904)
    Intercompany advances.................     (138,900)       138,900              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............       45,694         (1,400)             -             -         44,294
                                             ----------     ----------     ----------    ----------     ----------
         Net increase (decrease) in cash..       59,592        (11,615)             -             -         47,977
 Cash at the beginning of the year........            -         23,779              -             -         23,779
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $   59,592     $   12,164              -    $        -     $   71,756
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 1996
                                           --------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------ --------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                   $       712    $    38,763    $        -    $   (11,855)   $    27,620
                                            -----------    -----------    -----------   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of network assets........            -         (2,352)             -             -         (2,352)
    Proceeds from sales of property and
       equipment..........................            -            965              -          (322)           643
    Capital expenditures..................            -        (27,089)             -         6,544        (20,545)
                                            -----------    -----------    -----------   -----------    -----------
       Net cash used in investing
         activities.......................            -        (28,476)             -         6,222        (22,254)
                                            -----------    -----------    -----------   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............            -         14,000              -             -         14,000
    Long-term debt repayments.............            -        (16,125)             -         3,750        (12,375)
    Reconsolidation of subsidiary
       previously held for disposition....            -              -              -        14,309         14,309
    Other.................................         (712)             -              -             -           (712)
                                            -----------    -----------    -----------   -----------    -----------
       Net cash (used in) provided by
         financing activities.............         (712)        (2,125)             -        18,059         15,222
                                            ------------   -----------    -----------   -----------    -----------
         Net increase in cash.............            -          8,162              -        12,426         20,588
 Cash at the beginning of the year........            -         15,617              -       (12,426)         3,191
                                            -----------    -----------    -----------   -----------    -----------
 Cash at the end of the year..............  $         -    $    23,779    $         -   $        -     $    23,779
                                            ===========    ===========    ===========   ===========    ===========

QUARTERLY FINANCIAL DATA - UNAUDITED

                                                          FIRST          SECOND          THIRD           FOURTH
                                                         QUARTER        QUARTER         QUARTER        QUARTER(A)
                                                     ------------------------------- --------------- ---------------
                                                           (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

1998 Data:
     Total Revenue                                     $   213,324     $   229,537     $   238,335     $   242,614
     Gross Profit                                      $    66,174     $    72,164     $    78,975     $    79,348
     Income (loss) before extraordinary item           $    (7,283)    $       678     $     2,387     $        41
     Net income (loss)                                 $    (7,283)    $       678     $     2,387     $    (3,864)
     Earnings per common share:
         Income (loss) before extraordinary item:
              Basic                                    $   (14.97)     $    (2.34)     $     0.29      $    (3.63)
              Diluted                                  $   (14.97)     $    (2.34)     $     0.05      $    (3.63)
         Net income (loss):
              Basic                                    $   (14.97)     $    (2.34)     $     0.29      $   (10.16)
              Diluted                                  $   (14.97)     $    (2.34)     $     0.05      $   (10.16)

1997 Data:
     Total Revenue                                     $   265,113     $   264,877     $   250,312     $   259,026
     Gross Profit                                      $    59,235     $    66,066     $    69,775     $    71,168
     Income (loss) before extraordinary item           $      (106)    $    (2,798)    $     4,858     $    (2,163)
     Net income (loss)                                 $    (5,660)    $    (2,798)    $     4,858     $    (2,163)
     Earnings per common share:
         Income (loss) before extraordinary item:
              Basic                                    $    (1.56)     $    (4.13)     $     2.93      $    (5.52)
              Diluted                                  $    (1.56)     $    (4.13)     $     0.64      $    (5.52)
         Net income (loss):
              Basic                                    $    (6.07)     $    (4.13)     $     2.93      $    (5.52)
              Diluted                                  $    (6.07)     $    (4.13)     $     0.64      $    (5.52)


(a) In the fourth quarter of 1998, the Company recognized an extraordinary loss, net of the applicable income tax benefit of $2,012,000, of $3,905,000 with respect to the early extinguishment of indebtedness. In the fourth quarter of 1997, the Company recognized impairment charges of an aggregate amount of $7,500,000. In addition, transition expenses of $4,254,000 were incurred in the 1997 fourth quarter.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1.    Financial Statements

         Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 27.

         2.    Financial Statement Schedules

         All schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

         3.    Exhibits

         Reference is made to the Exhibit Index set forth at page i of this report.

B.       Reports on Form 8-K

         On December 18, 1998, the Company filed a Form 8-K reporting its acquisition of substantially all of the truckstop network assets of Burns Bros., Inc. and affiliates as of December 3, 1998.

                      [This Page Intentionally Left Blank]

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


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

                                 TRAVELCENTERS OF AMERICA, INC.

       March 31, 1999            By:    /s/  James W. George
     --------------------           -------------------------------------------
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

              Signature                                Title                                    Date
              ---------                                -----                                    ----


   /s/      Edwin P. Kuhn               President, Chief Executive Officer and               March 31, 1999
   ------------------------------       Director (Principal Executive Officer)
       Edwin P. Kuhn


                                        Senior Vice President, Chief Financial
   /s/     James W. George              Officer and Secretary (Principal
   ------------------------------       Financial Officer and Principal                      March 31, 1999
           James W. George              Accounting Officer)


   /s/    Margaret M. Eisen             Director                                             March 31, 1999
   ------------------------------
          Margaret M. Eisen

                                        Chairman of the Board of Directors and
   /s/ Robert B. Calhoun, Jr.           Director                                             March 31, 1999
   ------------------------------
       Robert B. Calhoun, Jr.


   /s/     Eugene P. Lynch              Director                                             March 31, 1999
   ------------------------------
           Eugene P. Lynch


   /s/   Louis J. Mischianti            Director                                             March 31, 1999
   ------------------------------
         Louis J. Mischianti


   /s/      Rolf H. Towe                Director                                             March 31, 1999
   ------------------------------
            Rolf H. Towe


   /s/    Harrison T. Bubb              Director                                             March 31, 1999
   ------------------------------
          Harrison T. Bubb

                                                 EXHIBIT INDEX

  Exhibit
  Number                                            Exhibit                                                   Page
-----------  -----------------------------------------------------------------------------------------------  ----
    2.1       Asset Purchase Agreement, dated October 17, 1998, between TA and Burns Bros. Inc..............

    2.2       Amendment to Asset Purchase Agreement, dated December 3, 1998, between TA and Burns
              Bros. Inc.....................................................................................

    2.3       Agreement and Plan of Merger by and among the Company, TP Acquisition, Inc. and TPOA,
              dated as of February 26, 1999.................................................................   (e)

    2.4       Share Exchange Agreement by and among the Company and E. Philip Saunders, dated as of
              February 26, 1999.............................................................................   (e)

    2.5       Voting Agreement, dated as of February 26, 1999, among the Company, TP Acquisition,
              Inc. and E. Philip Saunders and John M. Holohan...............................................   (e)

    3.1       Restated Certificate of Incorporation of the Company..........................................   (a)

    3.2       Certificate of Amendment to the Restated Certificate of Incorporation of the Company..........   (d)

    3.3       Restated Certificate of Incorporation of National Auto/Truckstops, Inc........................   (b)

    3.4       Restated Certificate of Incorporation of TA Operating Corporation.............................   (b)

    3.5       Second Amended and Restated By-laws of the Company............................................   (b)

    3.6       Amended and Restated By-laws of National Auto/Truckstops, Inc.................................   (b)

    3.7       Amended and Restated By-laws of TA Operating Corporation......................................   (b)

    4.1       Indenture, dated March 27, 1997, among the Company, TA, National and Fleet National
              Bank as Trustee...............................................................................   (a)

    4.2       Exchange and Registration Rights Agreement, dated March 27, 1997, among the Company,
              the TA Subsidiary, the National Subsidiary and Chase Securities, Inc..........................   (a)

    4.3       Form of Face of Initial Security (included in Exhibit 4.1 as Exhibit A).......................   (a)

    4.4       Form of Face of Exchange Security (included in Exhibit 4.1 as Exhibit B)......................   (a)

    4.5       Supplemental Indenture, dated March 1, 1998, among the Company, TA, National, TA Travel
              and State Street Bank and Trust Company as Trustee............................................   (b)

    9.1       Voting Trust Agreement, dated April 14, 1993, among the Company, the Voting Trustee and
              the Operator Stockholders named therein.......................................................   (a)

    9.2       Amendment No. 1 to Voting Trust Agreement, dated November 29, 1993, among the Company,
              the Voting Trustee and the Operator Stockholders..............................................   (a)

    9.3       Amendment No. 2 to Voting Trust Agreement, dated March 6, 1997, among the Company, the
              Voting Trustee and the Operator Stockholders..................................................   (a)

   Exhibit
   Number                                             Exhibit                                                 Page
----------  ------------------------------------------------------------------------------------------- ----------------


   10.1       Amended and Restated Registration Agreement among the Company, National I, National II,
              National III, Clipper Truckstops, L.P., Clipper/Merchant, Olympus, Barclays Bank,
              Barclays, Mellon Bank, N.A. as Trustee for First Plaza, UBS, Phoenix  Insurance Company
              and Travelers dated as of December 10, 1993...................................................   (a)

   10.2*      1993 Stock Incentive Plan of the Company......................................................   (a)

   10.3*      Form of the Company's 1993 Stock Incentive Plan--Nonqualified Stock Option
              Agreement--National Awards....................................................................   (a)

   10.4*      Form of the Company's 1993 Stock Incentive Plan--Nonqualified Stock Option Agreement--TA

   10.4*      Awards .......................................................................................   (a)

   10.5       Credit Agreement, dated as of March 21, 1997, as amended and restated as of
              November 24, 1998, among the Company, the Chase Manhattan Bank as agent, fronting bank and swingline lender and the Lenders party thereto............................................

   10.6       Senior Note Exchange Agreement as of March 21, 1997, among the Company,  TA, National
              and the Noteholders listed on Schedule 1 thereto..............................................   (a)

   10.7       Amendment and Waiver Agreement dated as of March 1, 1998, amending the Senior Note
              Exchange Agreement, dated March 21, 1997......................................................   (b)

   10.8       Supplemental Agreement, dated as of November 24, 1998, amending the Senior Secured Note
              Exchange Agreement dated as of March 21, 1997 (as amended)....................................

   10.9       Stockholders' Agreement, dated as of March 6, 1996, among the Company, the voting trust certificate holders named therein, the Voting Trustee, the management stockholders of the Company named therein, the additional stockholders named therein, Clipper, National
              I, National II, National III and Clipper/Merchant.............................................   (a)

   10.10*     Form of Executive Employment Agreement........................................................   (b)

   10.11*     Schedule of Executive Employment Agreements omitted pursuant to Instruction 2 to Item
              601 of Regulation S-K.........................................................................   (b)

   10.12*     1997 Stock Incentive Plan of the Company......................................................   (c)

   10.13*     Form of Company's 1997 Stock Incentive Plan - Nonqualified Stock Option Agreement.............   (b)

   10.14*     Form of Management Subscription Agreement.....................................................   (b)

   10.15*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
              Item 601 of Regulation S-K....................................................................

   10.16*     Form of Note..................................................................................

   10.17*     Schedule of Notes omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.............

   21         List of Subsidiaries of the Company...........................................................

   27.1       Financial Data Schedule.......................................................................

   99.1       Information Required by Part III of Form 10-K.................................................

(a) Incorporated herein by reference to exhibits filed with the Company's Registration Statement on Form S-4 (File No. 333-26497) effective July 17, 1997.

(b) Incorporated by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(c) Incorporated herein by reference to an exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(d) Incorporated herein by reference to an exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e)      Incorporated herein by reference to exhibits filed with the Company's
         Schedule 13D dated as of February 26, 1999.

*        Executive compensation plans.