Form 10-Q
period 1999-03-31
TRAVELCENTERS OF AMERICA INC
filed 1999-05-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549




                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

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


                               X_____ Yes _____ No

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


           INDEX                                                        PAGE NO.
           -----                                                        --------
PART I.    FINANCIAL INFORMATION
 Item 1.   Consolidated Balance Sheet as of March 31, 1999 and
           December 31, 1998                                                   3
           Consolidated Statement of Income and Retained Earnings
           (Deficit) for the three months ended March 31, 1999 and
           1998                                                                4
           Consolidated Statement of Cash Flows for the three months
           ended March 31, 1999 and 1998                                       5
           Selected Notes to Consolidated Financial Statements                 6
 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                16
 Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk                                                        21
PART II.   OTHER INFORMATION
 Item 1.   Legal Proceedings                                                  21
 Item 4.   Submission of Matters to a Vote of Security Holders                21
 Item 6.   Exhibits and Reports on Form 8-K                                   22
SIGNATURE                                                                     23

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                           MARCH 31,    DECEMBER 31,
                                                                             1999           1998
                                                                          (UNAUDITED)
                                                                         -------------  ------------


                                ASSETS                                    (IN THOUSANDS OF DOLLARS)
Current assets:
Cash (Note 5)..........................................................      $ 69,454       $ 89,200
Accounts receivable (less allowance for doubtful accounts of $3,914
for 1999 and $3,907 for 1998)..........................................        71,664         61,012
Inventories............................................................        45,779         42,952
Deferred income taxes..................................................         4,459          4,459
Other current assets...................................................        17,227         12,619
                                                                         ------------   ------------
Total current assets...................................................       208,583        210,242
Notes receivable, net..................................................         1,192          1,239
Property and equipment, net............................................       371,823        361,803
Intangible assets......................................................        20,161         21,141
Deferred financing costs...............................................         8,950          9,284
Deferred income taxes..................................................         3,545          2,924
Other assets...........................................................         2,947          3,428
                                                                         ------------   ------------
  Total assets.........................................................      $617,201       $610,061
                                                                         ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt...................................      $  1,594       $  1,594
Accounts payable.......................................................        29,293         20,915
Other accrued liabilities..............................................        88,387         88,165
                                                                         ------------   ------------
Total current liabilities..............................................       119,274        110,674
Commitments and contingencies (Note 6)
Long-term debt.........................................................       390,493        390,865
Deferred income taxes..................................................           714            937
Other long-term liabilities............................................         9,974          9,162
                                                                         ------------   ------------
                                                                              520,455        511,638
Mandatorily redeemable senior convertible participating preferred stock        72,336         69,974
Other preferred stock, common stock and other stockholders' equity.....        43,547         43,547
Retained (deficit).....................................................       (19,137)       (15,098)
                                                                         ------------   ------------
                                                                               24,410         28,449
                                                                         ------------   ------------
Total liabilities and stockholders' equity.............................      $617,201       $610,061
                                                                         ============   ============

     The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)


                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                               ----------------------------
                                                   1999           1998
                                               -------------  -------------
                                                (IN THOUSANDS OF DOLLARS)

Revenues:
Fuel.........................................      $163,458       $132,630
Nonfuel......................................        99,705         75,060
Rent and royalties...........................         5,065          5,634
                                               ------------   ------------
Total revenues...............................       268,228        213,324
Cost of revenues (excluding depreciation)....       181,677        147,150
                                               ------------   ------------
Gross profit (excluding depreciation)........        86,551         66,174
Operating expenses...........................        58,735         44,745
Selling, general and administrative expenses.         9,286          8,954
Transition expenses..........................           455            992
Depreciation and amortization expense........        11,209         16,544
Loss on sales of property and equipment......            50             31
Stock compensation expense...................           900            875
Other operating (income) expense, net........             -           (195)
                                               ------------   ------------
Income (loss) from operations................         5,916         (5,772)
Interest expense, net........................        (8,367)        (5,990)
                                               ------------   ------------
Loss before income taxes.....................        (2,451)       (11,762)
Benefit for income taxes.....................          (774)        (4,479)
                                               ------------   ------------
Net (loss)...................................        (1,677)        (7,283)
Less: preferred dividends....................        (2,362)        (2,072)
Retained earnings - beginning of the period..       (15,098)         1,554
                                               ------------   ------------
Retained (deficit) - end of the period.......      $(19,137)      $ (7,801)
                                                   ========       ========
Earnings per common share (basic and diluted)      $  (6.73)      $ (14.97)
                                                   ========       ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                        1999           1998
                                                    -------------  -------------
                                                     (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)........................................      $ (1,677)      $ (7,283)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization expense.............        11,209         16,544
Deferred income tax provision.....................          (844)        (4,546)
Provision for doubtful accounts...................           330            276
Provision for stock compensation..................           900            875
Loss on sales of property and equipment...........            50             31
Changes in assets and liabilities:
Accounts receivable...............................       (10,982)        12,553
Inventories.......................................        (2,827)          (624)
Other current assets..............................        (4,646)          (484)
Accounts payable..................................         8,378         (3,811)
Other current liabilities.........................           222            875
Other, net........................................           390         (1,028)
                                                    ------------   ------------
Net cash provided by operating activities.........           503         13,378
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..............................       (19,915)       (13,535)
                                                    ------------   ------------
Net cash used in investing activities.............       (19,915)       (13,535)
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments.........................          (372)          (125)
Issuance of common stock..........................            38              -
Repurchase of common stock........................             -           (125)
                                                    ------------   ------------
Net cash used in financing activities.............          (334)          (250)
                                                    ------------   ------------
Net (decrease) in cash............................       (19,746)          (407)
Cash at the beginning of the period...............        89,200         71,756
                                                    ------------   ------------
Cash at the end of the period.....................      $ 69,454       $ 71,349
                                                        ========       ========

     The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

     The Company, through its operating subsidiaries, is a nationwide marketer of truck and auto fuel and related products and services through three networks of full-service travel centers (124 operated under the "TA" and "TravelCenters of America" trademarks (the "TA Network"), two operated under the "Unocal 76" trademark (the "National Network") and 17 operated under the "Burns Bros. Travel Stops" trademark (the "Burns Network")) in 39 states. Of the network locations at March 31, 1999, the Company owns or leases 133 locations, 30 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 103 of which are operated by the Company ("Company-operated Sites"). Ten locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites").
The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS 76 billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

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

     The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month period ended March 31, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     A reconciliation of the income and shares used in the computation follows:


                                               THREE MONTHS ENDED MARCH 31,
                                           ------------------------------------
                                                 1999               1998
                                           -----------------  -----------------
                                            (DOLLARS AND SHARES IN THOUSANDS)
Net loss                                            $(1,677)           $(7,283)
Less:  Preferred stock dividends                     (2,362)            (2,072)
                                                    -------            -------
Net loss available to common stockholders            (4,039)            (9,355)
Weighted average shares outstanding                     600                625
                                                    -------            -------
Loss per share                                      $ (6.73)           $(14.97)
                                                    =======            =======

     The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the quarters ended March 31, 1999 and 1998. On January 1, 1999, 232,750 options to purchase common stock were granted to management and non-employee directors.

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





3. INVENTORIES

     Inventories consist of the following:


                       MARCH 31,       DECEMBER 31,
                         1999             1998
                       --------        -----------
Nonfuel merchandise...  $41,296          $39,973
Petroleum products....    4,483            2,979
                        -------          -------
Total inventories.....  $45,779          $42,952

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

5.   TPOA ACQUISITION

     On February 26, 1999, the Company entered into a merger agreement pursuant to which the Company intends to acquire (the "TPOA Acquisition") 100% of the voting stock of Travel Ports of America, Inc. ("TPOA") at a price of $4.30 per share. Under the terms of the merger agreement and certain ancillary agreements, the Company will pay cash of approximately $40,500,000 for all of TPOA's common shares except approximately 653,000 common shares, held by TPOA's chairman and chief executive officer, that will be exchanged for approximately 85,000 shares of the Company's common stock. In addition, the Company expects to pay cash of approximately $15,000,000 to $20,000,000 to retire substantially all of TPOA's indebtedness expected to be outstanding at the merger date and to pay various costs of the transaction. TPOA operates a network (the "TPOA Network") of 16 travel centers in seven states, primarily in the northeastern U.S. This acquisition, if ultimately consummated, is expected to close in June 1999. A closing of the merger is subject to a variety of conditions, including approval by TPOA's shareholders, which is expected at a special meeting of TPOA's shareholders to be held on June 1, 1999. Provisions of the Company's debt agreements require the Company to maintain in a cash collateral account $30,000,000 of the $150,000,000 the Company borrowed in December 1998. This $30,000,000 can only be used for a business acquisition that meets certain criteria, including that a definitive agreement regarding such acquisition be signed by March 31, 1999 and that the acquisition be consummated by December 31, 1999. The pending TPOA Acquisition meets all of the criteria.
Accordingly, the Company anticipates using the $30,000,000 of restricted cash to partially fund the TPOA Acquisition.

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

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







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

     The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at various sites. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the environmental indemnities obtained as part of the National Acquisition and the TA Acquisition), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

     The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $4,100,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

PENDING LITIGATION

     The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. The Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

7. SUPPLEMENTAL CASH FLOW INFORMATION


                                   THREE MONTHS ENDED
                                       MARCH 31,
                                    1999       1998
                                  ---------  ---------
Cash paid during the period for:
 Interest.......................     $4,374     $3,161
 Income taxes (net of refunds)..     $  806     $   33

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

     The following schedules set forth the consolidating balance sheets of the Company as of March 31, 1999 and December 31, 1998 and the consolidating statements of income and retained earnings (deficit) and of cash flows of the Company for the three months ended March 31, 1999 and 1998. In the following schedules, "Parent Company' refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                               MARCH 31, 1999
                                      -----------------------------------------------------------------
                                       PARENT     GUARANTOR    NONGUARANTOR
                                       COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                       -------   ------------  ------------  ------------  ------------
                                                          (IN THOUSANDS OF DOLLARS)


ASSETS
Current assets:
Cash................................  $ 45,268       $ 24,186        $    -    $       -      $ 69,454
Accounts receivable, net............         -         70,798           866            -        71,664
Inventories.........................         -         45,779             -            -        45,779
Deferred income taxes...............         -          4,459             -            -         4,459
Other current assets................   112,636         32,831         8,670     (136,910)       17,227
                                      --------   ------------  ------------  -----------   -----------
Total current assets................   157,904        178,053         9,536     (136,910)      208,583
Notes receivable, net...............       989            203             -            -         1,192
Property and equipment, net.........         -        371,823             -            -       371,823
Intangible assets...................         -         20,161             -            -        20,161
Deferred financing costs............     8,950              -             -            -         8,950
Deferred income taxes...............       620          2,925             -            -         3,545
Other assets........................         -          6,647             -       (3,700)        2,947
Investment in subsidiaries..........   337,639              -             -     (337,639)            -
                                      --------   ------------  ------------  -----------   -----------
Total assets........................  $506,102       $579,812        $9,536    $(478,249)     $617,201
                                      ========   ============  ============  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt  $  1,594       $      -        $    -    $       -      $  1,594
Accounts payable....................         -         29,283            10            -        29,293
Other accrued liabilities...........    18,928        204,217         2,867     (137,625)       88,387
                                      --------   ------------  ------------  -----------   -----------
Total current liabilities...........    20,522        233,500         2,877     (137,625)      119,274
Long-term debt......................   387,580          2,913             -            -       390,493
Deferred income taxes...............         -            714             -            -           714
Other liabilities...................         -        233,378             -     (223,404)        9,974
                                      --------   ------------  ------------  -----------   -----------
Total liabilities...................   408,102        470,505         2,877     (361,029)      520,455
Mandatorily redeemable senior
convertible participating preferred
stock...............................    72,336              -             -            -        72,336
Other preferred stock, common stock
and other stockholders' equity......    44,801         84,880             -      (86,134)       43,547
Retained earnings (deficit).........   (19,137)        24,427         6,659      (31,086)      (19,137)
                                      --------   ------------  ------------  -----------   -----------
                                        25,664        109,307         6,659     (117,220)       24,410
                                      --------   ------------  ------------  -----------   -----------
Total liabilities and stockholders'
equity..............................  $506,102       $579,812        $9,536    $(478,249)     $617,201
                                      ========   ============  ============  ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                  DECEMBER 31, 1998
                                      --------------------------------------------------------------------------
                                            PARENT         GUARANTOR    NONGUARANTOR
                                           COMPANY        SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                           -------        ------------  ------------  ------------  ------------
                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
Cash................................           $ 59,665       $ 29,535        $    -    $       -      $ 89,200
Accounts receivable, net............                  -         60,176           836            -        61,012
Inventories.........................                  -         42,952             -            -        42,952
Deferred income taxes...............                  -          4,459             -            -         4,459
Other current assets................             98,323         29,210         7,860     (122,774)       12,619
                                      -----------------   ------------  ------------  -----------   -----------
Total current assets................            157,988        166,332         8,696     (122,774)      210,242
Notes receivable, net...............                967            272             -            -         1,239
Property and equipment, net.........                  -        361,803             -            -       361,803
Intangible assets...................                  -         21,141             -            -        21,141
Deferred financing costs............              9,284              -             -            -         9,284
Deferred income taxes...............                879          2,045             -            -         2,924
Other assets........................                730          6,398             -       (3,700)        3,428
Investment in subsidiaries..........            338,205              -             -     (338,205)            -
                                      -----------------   ------------  ------------  -----------   -----------
Total assets........................           $508,053       $557,991        $8,696    $(464,679)     $610,061
                                      =================   ============  ============  ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt           $  1,446       $    148        $    -    $       -      $  1,594
Accounts payable....................                  -         20,908             7            -        20,915
Other accrued liabilities...........             18,988        189,022         2,916     (122,761)       88,165
                                      -----------------   ------------  ------------  -----------   -----------
Total current liabilities...........             20,434        210,078         2,923     (122,761)      110,674
Long-term debt (net of unamortized
discount)...........................            387,942          2,923             -            -       390,865
Deferred income taxes...............                  -            937             -            -           937
Other liabilities...................                  -        232,566             -     (223,404)        9,162
                                      -----------------   ------------  ------------  -----------   -----------
Total liabilities...................            408,376        446,504         2,923     (346,165)      511,638
Mandatorily redeemable senior
convertible participating preferred
stock...............................             69,974              -             -            -        69,974
Other preferred stock, common stock
and other stockholders' equity......             44,801         84,880             -      (86,134)       43,547
Retained earnings (deficit).........            (15,098)        26,607         5,773      (32,380)      (15,098)
                                      -----------------   ------------  ------------  -----------   -----------
                                                 29,703        111,487         5,773     (118,514)       28,449
                                      -----------------   ------------  ------------  -----------   -----------
Total liabilities and stockholders'
equity..............................           $508,053       $557,991        $8,696    $(464,679)     $610,061
                                      =================   ============  ============  ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS
(DEFICIT) SCHEDULES:


                                                                           MARCH 31, 1999
                                         -----------------------------------------------------------------------------------
                                             PARENT          GUARANTOR      NONGUARANTOR
                                            COMPANY        SUBSIDIARIES      SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                         -----------       ------------     ------------    ---------------  ---------------
                                                                      (IN THOUSANDS OF DOLLARS)

Revenues:
Fuel...................................        $      -         $163,458            $    -        $      -         $163,458
Nonfuel................................               -           99,581               181             (57)          99,705
Rent and royalties.....................               -            8,274             1,658          (4,867)           5,065
                                         --------------   --------------   ---------------  --------------   --------------
Total revenues.........................               -          271,313             1,839          (4,924)         268,228
Cost of revenues (excluding
depreciation)..........................               -          181,677                 -               -          181,677
                                         --------------   --------------   ---------------  --------------   --------------
Gross profit (excluding depreciation)..               -           89,636             1,839          (4,924)          86,551
Operating expenses.....................              54           63,397               208          (4,924)          58,735
Selling, general and
administrative expenses................             192            8,876               218               -            9,286
Transition expenses....................               -              455                 -               -              455
Depreciation and amortization expense..             334           10,875                 -               -           11,209
Loss on sales of property and equipment               -               50                 -               -               50
Sock compensation expense..............               -              900                 -               -              900
                                         --------------   --------------   ---------------  --------------   --------------
Income (loss) from operations..........            (580)           5,083             1,413               -            5,916
Interest expense, net..................               -           (8,367)                -               -           (8,367)
Equity income (loss)...................          (1,294)               -                 -           1,294                -
                                         --------------   --------------   ---------------  --------------   --------------
Income (loss) before income taxes......          (1,874)          (3,284)            1,413           1,294           (2,451)
Provision (benefit) for income taxes...            (197)          (1,104)              527               -             (774)
                                         --------------   --------------   ---------------  --------------   --------------
Net income (loss)......................          (1,677)          (2,180)              886           1,294           (1,677)
Less: preferred dividends..............          (2,362)               -                 -               -           (2,362)
Retained earnings (deficit) -
beginning of the period................         (15,098)          26,607             5,773         (32,380)         (15,098)
                                         --------------   --------------   ---------------  --------------   --------------
Retained earnings (deficit) - end of
the period.............................        $(19,137)        $ 24,427            $6,659        $(31,086)        $(19,137)
                                         ==============   ==============   ===============  ==============   ==============

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








                                                                  MARCH 31, 1998
                                         ----------------------------------------------------------------
                                          PARENT    GUARANTOR    NONGUARANTOR
                                         COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                         -------   ------------  ------------  ------------  ------------
                                                            (IN THOUSANDS OF DOLLARS)
Revenues:
Fuel...................................  $     -      $132,630         $    -     $      -      $132,630
Nonfuel................................        -        75,060              -            -        75,060
Rent and royalties.....................        -         8,306          1,683       (4,355)        5,634
                                         -------   -----------   ------------  -----------   -----------
Total revenues.........................        -       215,996          1,683       (4,355)      213,324
Cost of revenues (excluding
depreciation)..........................        -       147,150              -            -       147,150
                                         -------   -----------   ------------  -----------   -----------
Gross profit (excluding depreciation)..        -        68,846          1,683       (4,355)       66,174
Operating expenses.....................       52        48,912            136       (4,355)       44,745
Selling, general and
administrative expenses................      257         8,479            218            -         8,954
Transition expenses....................        -           992              -            -           992
Depreciation and amortization expense..      374        16,170              -            -        16,544
Loss on sales of property and equipment        -            31              -            -            31
Stock compensation expense.............        -           875              -            -           875
Other operating expense, net...........        -          (195)             -            -          (195)
                                         -------   -----------   ------------  -----------   -----------
Income (loss) from operations..........     (683)       (6,418)         1,329            -        (5,772)
Interest expense, net..................     (879)       (5,111)             -            -        (5,990)
Equity income (loss)...................   (6,252)            -              -        6,252             -
                                         -------   -----------   ------------  -----------   -----------
Income (loss) before income taxes......   (7,814)      (11,529)         1,329        6,252       (11,762)
Provision (benefit) for income taxes...     (531)       (4,444)           496            -        (4,479)
                                         -------   -----------   ------------  -----------   -----------
Net income (loss)......................   (7,283)       (7,085)           833        6,252        (7,283)
Less: preferred dividends..............   (2,072)            -              -            -        (2,072)
Retained earnings (deficit) -
beginning of the period................    1,554        32,327          2,208      (34,535)        1,554
                                         -------   -----------   ------------  -----------   -----------
Retained earnings (deficit) - end of
the period.............................  $(7,801)     $ 25,242         $3,041     $(28,283)     $ (7,801)
                                         =======   ===========   ============  ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









                                                                MARCH 31, 1999
                                       -----------------------------------------------------------------
                                        PARENT     GUARANTOR    NONGUARANTOR
                                        COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                        -------   ------------  ------------  ------------  ------------
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES.................  $  3,341      $ (2,838)            $-            $-     $    503
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................         -       (19,915)             -             -      (19,915)
                                       --------   -----------   ------------  ------------  -----------
 Net cash used in investing
 Activities..........................         -       (19,915)             -             -      (19,915)
                                       --------   -----------   ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments............      (361)          (11)             -             -         (372)
Issuance of common stock.............        38             -              -             -           38
Intercompany advances................   (17,415)       17,415              -             -            -
                                       --------   -----------   ------------  ------------  -----------
Net cash used in financing activities   (17,738)       17,404              -             -         (334)
                                       --------   -----------   ------------  ------------  -----------
 Net (decrease) in cash..............   (14,397)       (5,349)             -             -      (19,746)
Cash at the beginning of the period..    59,665        29,535              -             -       89,200
                                       --------   -----------   ------------  ------------  -----------
Cash at the end of the period........  $ 45,268      $ 24,186   $          -  $          -     $ 69,454
                                       ========   ===========   ============  ============  ===========

                         TRAVELCENTERS OF AMERICA, INC.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                MARCH 31, 1998
                                       -----------------------------------------------------------------
                                        PARENT     GUARANTOR    NONGUARANTOR
                                        COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                        -------   ------------  ------------  ------------  ------------
                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
OPERATING ACTIVITIES.................  $ (4,474)     $ 17,852   $          -  $          -     $ 13,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.................         -       (13,535)             -             -      (13,535)
                                       --------   -----------   ------------  ------------  -----------
 Net cash used in investing
 activities..........................         -       (13,535)             -             -      (13,535)
                                       --------   -----------   ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt repayments............      (125)            -              -             -         (125)
Repurchase of common stock...........      (125)            -              -             -         (125)
Intercompany advances................   (10,512)       10,512              -             -            -
                                       --------   -----------   ------------  ------------  -----------
Net cash used in financing activities   (10,762)       10,512              -             -         (250)
                                       --------   -----------   ------------  ------------  -----------
 Net increase (decrease) in cash.....   (15,236)       14,829              -             -         (407)
Cash at the beginning of the period..    59,592        12,164              -             -       71,756
                                       --------   -----------   ------------  ------------  -----------
Cash at the end of the period........  $ 44,356      $ 26,993   $          -  $          -     $ 71,349
                                       ========   ===========   ============  ============  ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes to consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with the Company's Form 10-K for the year ended December 31, 1998.

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

COMBINATION PLAN

     During the three months ended March 31, 1999, the Company incurred approximately $0.5 million of expenses related to the Combination Plan, bringing the total of such expenses incurred since inception of the Combination Plan to $19.3 million. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total approximately $21 million, of which approximately $2.0 million is expected to be incurred in 1999. Generally, these expenses relate to, among other things,
(i) the costs to convert National Network travel centers to Network travel centers, (ii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iii) the costs of integrating the management and operations of the National Network and Burns Network into the Network, including relocation, travel, training, and legal expenses.

NETWORK COMPOSITION

     The following table sets forth the number and type of ownership and management of the travel centers operating in the Company's networks.


                                      AS OF MARCH 31,
                                     ------------------
                                       1999      1998
                                     --------  --------
Company-owned and operated sites(1)       103        82
Company-owned and leased sites             30        35
                                     --------  --------
 Total Company-owned sites                133       117
Franchisee-owner sites                     10        10
                                     --------  --------
 Total                                    143       127
                                     ========  ========
Stand-alone shops                           -         2
                                     ========  ========

(1) Excludes two closed sites as of March 31, 1999 and three closed sites as of March 31, 1998. The 1999 amount also excludes one newly constructed site that opened for business in early May 1999.

RESULTS OF OPERATIONS

First Quarter 1999 Compared to First Quarter 1998

Revenues

     The Company's consolidated revenues for the three months ended March 31, 1999 were $268.2 million, which represents an increase from the same period in the prior year of $54.9 million, or 25.7%.

     Fuel revenue for the three months ended March 31, 1999 was $163.5 million compared to $132.6 million for the same period in 1998, an increase of $30.9 million or 23.3%. The increase is a result of an increase in diesel volumes, combined with a decrease in diesel pump prices. Diesel volumes increased 44.8% between years, which is the result of the increase in the total number of sites between years due to the Burns Acquisition, as well as increased volumes at continuing sites. On a same-site basis, diesel fuel volume for the first quarter of 1999 increased 19.6% over the prior year period. Average diesel sales prices decreased approximately 15.5% between the first quarter of 1998 and the first quarter of 1999 as a result of the decreased cost of crude oil.

     Nonfuel revenues for the three months ended March 31, 1999 increased $24.6 million over the prior year quarter to $99.7 million. This represents an increase of 32.8%. This is due to the increase in the number of Company-operated sites between years, due to the Burns Acquisition and conversions of Leased Sites, coupled with the increased revenues at continuing sites. On a same-site basis, nonfuel revenues increased 8.7%.

     Rent and royalty revenues for the quarter have decreased from the same period in 1998 as a result of the conversions of five Leased Sites to Company-operated Sites during 1998 but after March 31, 1998. Rent revenues for Leased Sites that were leased in both the first quarter of 1999 and the first quarter of 1998 increased 0.9% between years. Royalty revenues for franchisee locations in operation in the first quarters of both 1999 and 1998 increased 11.9%. The decline in rent revenue is expected to cease, as the network rationalization is substantially complete with regards to Operators.

Gross Profit

     The Company's gross profit for the first quarter of 1999 was $86.6 million, compared to $66.2 million for 1998, an increase of $20.4 million, or 30.8%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and diesel fuel margin, partially offset by decreased rent revenue resulting from the conversions of Leased Sites to Company-operated sites during 1998.

Operating and Selling, General and Administrative Expenses

     Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

     The Company's operating expenses increased by $14.0 million, or 31.3%, to $58.7 million for the three-month period ended March 31, 1999. These increases reflect the increased number of Company-operated Sites from the addition of the 17 Burns sites and the conversions of five Leased Sites to Company-operated Sites that occurred during the second and third quarters of 1998, as well as increased nonfuel revenues at continuing sites. On a same-site basis, operating expenses for 1999 are 7.8% higher than for 1998, primarily attributable to the increase in nonfuel revenues.

     The Company's SG&A for the first quarter increased from $9.0 million in 1998 to $9.3 million in 1999, primarily due to the Burns Acquisition.

Transition Expenses

     Refinancing, transition and development costs for the first quarter of 1999 decreased from $1.0 million in 1998 to $0.5 million in 1999. These costs were incurred in effecting the Combination Plan and, in 1999, integrating the Burns Network into the Company's Network. The Company anticipates approximately $2.0 million of such costs in 1999.

Depreciation and Amortization Expense

     Depreciation and amortization expense for the first quarter of 1999 was
$11.2 million, compared to $16.5 million for the same period last year.   This
decrease reflects a one-time adjustment of $9.5 million in 1998, partially offset by depreciation on the assets placed in service during 1997 and 1998 pursuant to the Capital Program.

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

Income (Loss)  from Operations

     The Company generated income from operations of $5.9 million for the first quarter of 1999, compared to a loss from operations of $5.8 million for the same period in the prior year. This is the result of an increase in gross profit of $20.4 million and a decrease in depreciation and amortization of $5.3 million, partially offset by an increase in operating expenses of $14.0 million. EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three month period ended March 31, 1999 was $18.5 million, compared to $12.7 million for the same period in the prior year. The increased EBITDA for 1999 is primarily the result of additional Company-operated Sites due to the Burns Acquisition and conversions of five Leased Sites during 1998, and incremental nonfuel revenues generated by capital projects.

Interest Expense - Net

     Interest expense for the first quarter of 1999 was $2.4 million higher than the same period in the prior year as a result of the increased debt balance after consummation of the 1998 Refinancing (discussed in Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions and expansion.

     Net cash provided by operating activities totaled $0.5 million for the first quarter of 1999, compared to $13.4 million for the same period in the prior year. The decrease is primarily the result of net additions to working capital between years.

     Net cash used in investing activities increased to $19.9 million for the first quarter of 1999, up from $13.5 million for the first quarter of 1998. The increase is the result of the increased level of construction activity in 1999 compared to 1998, primarily related to site reimage projects and installation of quick service restaurants at several sites.

     Net cash used in financing activities was $0.3 million during the first quarter of both 1999, and 1998, reflecting an increase in scheduled debt repayments that is offset by a reduction of cash used in stock transactions.

     In order to provide for its growth, the Company, among other things, has completed refinancings in each of 1998 and 1997. In the 1997 Refinancing, completed on March 27, 1997, the Company repaid or exchanged all of its previously existing indebtedness and issued $125 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Secured Notes ($35.5 million of fixed-rate Series I and $50.0 million of floating-rate Series II), and an $80 million term loan facility which was fully borrowed. The Company also has a $40.0 million revolving credit facility, which, except for $1.5 million used for letters of credit, had not been drawn upon through March 31, 1999. In the 1998 Refinancing, completed on December 3, 1998, the Company increased the term loan facility, and its borrowings under the facility, by $150.0 million. The proceeds of the borrowing were used to redeem the Series II Senior Secured Notes ($50.0 million), fund the Burns Acquisition (approximately $56.8 million), and prefund $42.0 million of planned capital expenditures and business acquisitions, with the remainder used for costs of the 1998 Refinancing and accrued interest. The $42.0 million for prefunded capital expenditure and business acquisitions was required to be maintained in a cash collateral account and to be used only for such expenditures.
Provisions of the debt agreements require the Company to use $30.0 million of the cash collateral account balance for a business acquisition, or to repay the $30.0 million in the event the Company did not enter a definitive purchase agreement prior to March 31, 1999, and complete the acquisition by December 31, 1999. As the TPOA Acquisition is expected to close well before December 31, 1999, the Company anticipates using the $30.0 million to partially fund the TPOA Acquisition. During the first quarter of 1999, $12.0 million was withdrawn from the collateral account to fund capital expenditures.

     The Company expects to invest approximately $260 million in the Network between 1997 and the end of 2001 (with $150 million of this amount having been spent by the end of 1998) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represent normal ongoing maintenance and related capital expenditures (with approximately $10 million of this amount to be spent in 1999). The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. The capital expenditures budget for 1999, excluding the TPOA Acquisition, is approximately $60 million. The TPOA Acquisition is expected to require cash outlays of approximately $55 million to $60 million to complete.

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

TPOA ACQUISITION

     On February 26, 1999, the Company entered into a merger agreement pursuant to which the Company intends to acquire (the "TPOA Acquisition") 100% of the voting stock of Travel Ports of America, Inc. ("TPOA") at a price of $4.30 per share. Under the terms of the merger agreement and certain ancillary agreements, the Company will pay cash of approximately $40,500,000 for all of TPOA's common shares except approximately 653,000 common shares, held by TPOA's chairman and chief executive officer, that will be exchanged for approximately 85,000 shares of the Company's common stock. In addition, the Company expects to pay cash of approximately $15,000,000 to $20,000,000 to retire substantially all of TPOA's indebtedness expected to be outstanding at the merger date and to pay various costs of the transaction. TPOA operates a network (the "TPOA Network") of 16 travel centers in seven states, primarily in the northeastern U.S. This acquisition, if ultimately consummated, is expected to close in June 1999. A closing of the merger is subject to a variety of conditions, including approval by TPOA's shareholders, which is expected at a special meeting of TPOA's shareholders to be held on June 1, 1999.

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

ENVIRONMENTAL MATTERS

     The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements. The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $4.1 million as of March 31, 1999. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

     The Company is currently in the process of making its IT systems Year 2000 compliant. As a result of the Combination Plan, management determined a new IT system would be required to handle the combined operations of TA and National, as neither TA's nor National's current IT systems have the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing the SAP Enterprise Resource Planning system that will replace substantially all of the legacy financial IT systems currently in use, some of which are not Year 2000 compliant. The SAP system is Year 2000 compliant, and management expects to begin using the financial, asset management and project system modules of the new system during the second quarter of 1999. A second phase of the implementation of SAP, which will replace the Company's fuel management and accounting systems, is targeted for completion in December of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to current systems that will continue to be used, such as the Access 76 fleet billing system and certain retail point of sale systems, and management is confident these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company's financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to commodity price risk and interest rate risk.
The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during 1998 was immaterial. There were no open derivative contracts during the three months ended March 31, 1999 or at March 31, 1999. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. During the first quarter of 1999, in order to somewhat mitigate its interest rate risk, the Company entered into two interest rate swap agreements with a counterparty. The first swap agreement fixes the interest rate on a notional amount of the Company's variable rate indebtedness of $35 million of three-month LIBOR, within a floor of 5.00% and a cap of 6.75%. The second swap agreement is related to the Company's $125 million Senior Subordinated Notes due 2007 and provides that the Company pay a variable interest rate based on a six-month LIBOR, with a floor of 9.25% and a cap of 11.8%. Regarding the Company's debt obligations with interest rate risk, there were no material changes from the information provided in the Company's Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. The Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

     On March 31, 1999, an amendment to the Company's restated certificate of incorporation was approved by (i) holders of all of the outstanding shares of the Company's Series I Convertible Preferred Stock, Series I Senior Convertible Participating Preferred Stock, Series II Convertible Preferred Stock and Series II Senior Convertible Participating Preferred Stock, and (ii) holders of a majority of the outstanding shares of the Company's Common Stock and voting Preferred Stock, to allow the Company to purchase or redeem shares of Common Stock, Subordinate Stock or Junior Preferred Stock, as defined in the restated Certificate of Incorporation, without restriction and to ratify certain prior purchases and redemptions by the Company of Common Stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


 Exhibit
 Number   Exhibit
-------   -------
      27  Financial Data Schedule

(b)  Reports on Form 8-K

     On March 2, 1999, the Company filed a report on Form 8-K related to its proposed acquisition of TPOA. This Form 8-K was amended on March 12, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TRAVELCENTERS OF AMERICA, INC.
                                  (Registrant)



     Date: May 14, 1999  By:  /s/ James W. George
                              --------------------------------------------
                              Name:       James W. George
                              Title:      Senior Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer and
                                          Duly Authorized Officer)