Form 10-Q
period 1999-06-30
TRAVELCENTERS OF AMERICA INC
filed 1999-08-16
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                          ----------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                        Commission file number 333-26497


                          ----------------------------


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


                           Yes X               No
                              ---                ---

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

                            INDEX                                                                  PAGE NO.
                            -----                                                                  --------
PART I.                     FINANCIAL INFORMATION

       Item 1.              Consolidated Balance Sheet as of June 30, 1999 and December            3
                            31, 1998

                            Unaudited Consolidated Statement of Income and Retained Earnings       4
                            (Deficit) for the three months ended June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998

                            Unaudited Consolidated Statement of Cash Flows for the six months      5
                            ended June 30, 1999 and 1998

                            Selected Notes to Unaudited Consolidated Financial Statements          6

       Item 2.              Management's Discussion and Analysis of Financial Condition           19
                            and Results of Operations

       Item 3.              Quantitative and Qualitative Disclosures
                            About Market Risk                                                     24

PART II.                    OTHER INFORMATION

       Item 1.              Legal Proceedings                                                     25

       Item 4.              Submission of Matters to a Vote of Security Holders                   25

       Item 6.              Exhibits and Reports on Form 8-K                                      25

SIGNATURE                                                                                         26

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             1999           1998
                                                                                         (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash (Note 3).....................................................................    $   20,468     $   89,200
    Accounts receivable (less allowance for doubtful accounts of $4,030 for 1999
       and $3,907 for 1998)...........................................................        62,115         61,012
    Inventories.......................................................................        48,895         42,952
    Deferred income taxes.............................................................         5,235          4,459
    Other current assets..............................................................        21,767         12,619
                                                                                          ----------     ----------
         Total current assets.........................................................       158,480        210,242
 Notes receivable, net................................................................         1,500          1,239
 Property and equipment, net..........................................................       444,632        361,803
 Intangible assets....................................................................        33,456         21,141
 Deferred financing costs.............................................................         8,663          9,284
 Deferred income taxes................................................................             -          2,924
 Other assets.........................................................................         3,361          3,428
                                                                                          ----------     ----------
         Total assets.................................................................    $  650,092     $  610,061
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    1,594     $    1,594
    Accounts payable..................................................................        26,875         20,915
    Other accrued liabilities.........................................................        89,799         88,165
                                                                                          ----------     ----------
         Total current liabilities....................................................       118,268        110,674
 Commitments and contingencies (Note 8)
 Long-term debt.......................................................................       415,122        390,865
 Deferred income taxes................................................................         4,574            937
 Other long-term liabilities..........................................................        10,783          9,162
                                                                                          ----------     ----------
                                                                                             548,747        511,638

 Mandatorily redeemable senior convertible participating preferred stock..............        74,697         69,974

 Other preferred stock, common stock and other stockholders' equity...................        46,356         43,547
 Retained deficit.....................................................................       (19,708)       (15,098)
                                                                                          ----------     ----------
                                                                                              26,648         28,449
                                                                                          ----------     ----------
         Total liabilities and stockholders' equity...................................    $  650,092     $  610,061
                                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

    UNAUDITED CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                      ----------------------------- -----------------------------
                                                                          1999           1998           1999           1998
                                                                      -------------- -------------- -------------- --------------
                                                                          (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

 Revenues:
    Fuel..............................................................  $  217,828     $  137,914     $  381,286     $  270,522
    Nonfuel...........................................................     119,036         86,187        218,742        161,224
    Rent and royalties................................................       5,507          5,436         10,572         11,114
                                                                        ----------     ----------     ----------     ----------
    Total revenues....................................................     342,371        229,537        610,600        442,860
 Cost of revenues (excluding depreciation)............................     241,567        157,373        423,245        304,583
                                                                        ----------     ----------     ----------        -------

 Gross profit (excluding depreciation)................................     100,804         72,164        187,355        138,277

 Operating expenses...................................................      65,601         45,511        124,336         90,001
 Selling, general and administrative expenses.........................      10,375          9,428         19,661         18,368
 Transition expense...................................................       1,192            881          1,647          1,874
 Depreciation and amortization expense................................      10,558          8,027         21,767         24,571
 Loss on sales of property and equipment..............................         210            101            260            144
 Stock compensation expense...........................................         900            875          1,800          1,750
                                                                        ----------     ----------     ----------     ----------

 Income from operations...............................................      11,968          7,341         17,884          1,569
 Interest expense, net................................................      (9,136)        (6,144)       (17,503)       (12,134)
                                                                        ----------     ----------     ----------     ----------

 Income (loss) before income taxes....................................       2,832          1,197            381        (10,565)
 Provision (benefit) for income taxes.................................       1,042            519            268         (3,960)
                                                                        ----------     ----------     ----------     ----------
 Net income (loss)....................................................       1,790            678            113         (6,605)

    Less: preferred dividends.........................................      (2,361)        (2,073)        (4,723)        (4,145)
 Retained earnings (deficit) - beginning of the period................     (19,137)        (7,801)       (15,098)         1,554
                                                                        ----------     ----------     ----------     ----------
 Retained (deficit) - end of the period...............................  $  (19,708)    $   (9,196)    $  (19,708)    $   (9,196)
                                                                        ===========    ==========     ===========    ==========

 Earnings per common share (basic and diluted)                          $    (0.91)    $    (2.34)    $    (7.51)    $   (17.59)
                                                                        ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ------------------------------
                                                                                     1999           1998
                                                                                ------------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................  $      113     $   (6,605)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization expense....................................      21,767         24,571
       Deferred income tax provision............................................         570         (4,904)
       Provision for doubtful accounts..........................................         771            568
       Provision for stock compensation.........................................       1,800          1,750
       Loss on sales of property and equipment..................................         260            144
       Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable....................................................       3,863         (4,115)
         Inventories............................................................         215         (2,920)
         Other current assets...................................................      (9,056)           674
         Accounts payable.......................................................        (941)         6,097
         Other current liabilities..............................................     (10,588)         5,094
       Other, net...............................................................         (89)        (1,039)
                                                                                  ----------     ----------

       Net cash provided by operating activities................................       8,685         19,315
                                                                                  ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.......................................................     (57,044)        (1,828)
    Proceeds from sales of property and equipment...............................         209            137
    Capital expenditures........................................................     (44,838)       (29,649)
                                                                                  ----------     ----------

       Net cash used in investing activities....................................    (101,673)       (31,340)
                                                                                    --------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings...................................................      25,000              -
    Long-term debt repayments...................................................        (744)          (250)
    Repurchase of common stock..................................................           -           (375)
                                                                                  ----------     ----------

       Net cash provided by (used in) financing activities......................      24,256           (625)
                                                                                  ----------     ----------

         Net (decrease) in cash.................................................     (68,732)       (12,650)

 Cash at the beginning of the period............................................      89,200         71,756
                                                                                  ----------     ----------

 Cash at the end of the period..................................................  $   20,468     $   59,106
                                                                                  ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
           SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           -------------------------------------------------------------

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         The Company is a nationwide marketer of truck and auto fuel and related products and services through a network of 159 full-service travel centers (the "Network") in 40 states. Of the Network locations at June 30, 1999, the Company owns or leases 149 locations, 30 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 119 of which are operated by the Company ("Company-operated Sites"). Ten locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites"). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS 76 billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

         The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company's name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets operated under the Unocal 76 trademarks (the "National Network") from a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") and in December 1993 acquired (the "TA Acquisition") the truckstop network assets operated under the TA trademarks (the "TA Network") from subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). In December 1998, the Company acquired (the "Burns Acquisition") the truckstop network assets operated under the Burns Bros. trademarks (the "Burns Network") from Burns Bros., Inc., and certain of its affiliates (collectively "Burns"). In June 1999, the Company acquired (the "TPOA Acquisition") the truckstop network operated under the Travel Port trademarks (the "TPOA Network") of Travel Ports of America, Inc. ("TPOA"). See
Note 6 for further discussion of the TPOA Acquisition. At June 30, 1999, the Network was composed of 130 sites operating under the TA brand name, 7 sites operating under the Burns trademarks, 16 operating under the TPOA trademarks and six operating under the Unocal 76 trademarks (primarily due to local sign permitting issues).

         The accompanying unaudited, consolidated financial statements as of and for the three- and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three- and six-month periods ended June 30, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation of earnings per share follows:

                                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                          1999             1998            1999            1998
                                                     ---------------- --------------- --------------- ----------------
                                                         (DOLLARS AND SHARES IN           (DOLLARS AND SHARES IN
                                                               THOUSANDS)                       THOUSANDS)

         Net income (loss)                             $   1,790        $     678       $     113       $  (6,605)
         Less:  Preferred stock dividends                 (2,361)          (2,073)         (4,723)         (4,145)
                                                       ---------        ---------       ---------       ---------
         Net loss available to common stockholders          (571)          (1,395)         (4,610)        (10,750)

         Weighted average shares outstanding                 628              596             614             611
                                                       ---------        ---------       ---------       ---------

         Loss per share                                $   (0.91)       $   (2.34)      $   (7.51)      $  (17.59)
                                                       =========        =========       =========       =========


         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the three- and six-month periods ended June 30, 1999 and 1998. In July 1999, the Company issued 200,000 shares of its common stock and an option to purchase an additional 100,000 shares.

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


3.        RESTRICTED CASH

         As part of the refinancing the Company completed in December 1998 (the "1998 Refinancing"), $42,000,000 was borrowed to prefund future capital expenditures and business acquisitions. Use of this cash was restricted to these purposes and the funds were maintained in a cash collateral account until so used. This amount was included in the cash balance in the balance sheet. In the first quarter of 1999, $12,000,000 of this balance was used for capital expenditures. In the second quarter of 1999, the remaining $30,000,000 was used to partially fund the TPOA Acquisition (see Note 6).

4.       INVENTORIES

         Inventories consist of the following:

                                                                       JUNE 30,     DECEMBER 31,
                                                                         1999           1998
                                                                   ------------------------------
                                                                      (DOLLARS IN THOUSANDS)

Nonfuel products...................................................   $   46,556     $   39,973
Petroleum products.................................................        2,339          2,979
                                                                      ----------     ----------

      Total inventories............................................   $   48,895     $   42,952
                                                                      ==========     ==========

5.    PROPERTY AND EQUIPMENT

         During the first quarter of 1998 the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years. The effect of this change in estimate resulted in a $9,486,000 charge to depreciation expense and reductions in income before extraordinary items, net income and earnings per share of $9,486,000, $5,668,000 and $9.08 per share, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

6.       BUSINESS ACQUISITIONS

         All business acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the consolidated financial statements from the respective dates of the acquisitions.

         TPOA Acquisition. Effective June 1, 1999, the Company consummated the TPOA Acquisition by acquiring 100 percent of the common stock of TPOA at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, the Company paid cash of approximately $27,760,000 for all of TPOA's outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of the Company's common stock. In addition, the Company paid cash of approximately $31,007,000 to retire all of TPOA's indebtedness outstanding as of the merger date. TPOA operated a network of 16 travel centers in seven states, primarily in the northeastern U.S., and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, TPOA was merged into TA.

         The total cost of the acquisition, which included $19,366,000 of assets other than property and equipment acquired, was $85,264,000, comprised of the cash paid for the TPOA stock and to repay the TPOA debt of $58,767,000, the value of the 85,000 shares of the Company's common stock issued in exchange for TPOA shares of $2,808,000, liabilities assumed of $21,185,000 and direct costs of the acquisition of $2,504,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $10,359,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The cash portion of the TPOA Acquisition was initially funded with $30,000,000 of the restricted cash provided by the 1998 Refinancing (see Note 3), $25,000,000 of borrowings under the Company's revolving credit facility and other available cash on hand from operations. The

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------

Company expects to repay the revolving credit facility borrowings by the end of the year with cash from operations: $10,000,000 was repaid in August 1999.

         Burns Acquisition. On December 3, 1998, the Company completed the Burns Acquisition, whereby the Company acquired from Burns the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns, the equipment and inventories used in Burns' fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets.

         The total cost of the assets acquired was $60,728,000, comprised of the cash consideration paid to Burns of $56,240,000, liabilities assumed of $3,920,000 and direct costs of the acquisition of $568,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date. The Burns Acquisition was funded with borrowings under the Company's long-term bank term loan facility as part of the 1998 Refinancing.

         The following unaudited pro forma information presents the results of operations of the Company as if the TPOA Acquisition and the Burns Acquisition had each taken place on January 1, 1998.


                                                                                   YEAR ENDED             SIX MONTHS ENDED
                                                                                  DECEMBER 31,                 JUNE 30,
                                                                                      1998               1999           1998
                                                                                ------------------ --------------- --------------
                                                                                      (IN THOUSANDS OF DOLLARS
                                                                                     EXCEPT PER SHARE AMOUNTS)

         Total revenue..........................................................   $  1,205,835       $    667,059     $590,100
         Gross profit...........................................................   $    389,069       $    211,881     $186,086
         Income from operations.................................................   $     30,413       $     21,854     $  7,111
         Net income (loss)......................................................   $     (2,060)      $      1,861     $ (5,830)
         Loss per common share (basic and diluted)..............................   $     (17.61)      $      (4.66)    $ (16.33)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998, or which may result in the future.

7.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          -----------------------------------------------------------
                                                               1999           1998          1999           1998
                                                          -------------------------------------------- --------------
                                                             (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)

         Cash paid during the period for:
              Interest                                        $  13,174      $   9,050      $  17,547      $  12,211
              Income taxes                                    $   1,719      $      98      $   1,054      $     113

         Inventory and property and equipment
              received in liquidation of trade accounts
              and notes receivable                            $       -      $     355      $       -      $     355

         As part of the TPOA Acquisition (see Note 6), the Company issued 85,000 shares of its common stock in exchange for approximately 653,000 shares of TPOA's common stock. The shares issued by the Company were valued at approximately $2,808,000, which was included in the purchase price of the TPOA Acquisition.

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------



8.       COMMITMENTS AND CONTINGENCIES

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

         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve, which includes the environmental liabilities assumed as part of the Burns Acquisition and the TPOA Acquisition, of $8,197,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

PENDING LITIGATION

         The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. The Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------



     9.   RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

10.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the consolidating balance sheets of the Company as of June 30, 1999 and December 31, 1998, the consolidating statements of income and retained earnings (deficit) of the Company for the three months and six months ended June 30, 1999 and 1998, and the consolidating statements of cash flows of the Company for the six months ended June 30, 1999 and 1998. In the following schedules, "Parent Company' refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA and National, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries, TA and National, are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                           JUNE 30, 1999
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR   ELIMINATIONS    CONSOLIDATED
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)

 ASSETS
 Current assets:
    Cash..................................    $       99     $   20,369      $        -    $         -      $   20,468
    Accounts receivable, net..............             -         61,072           1,043              -          62,115
    Inventories...........................             -         48,895               -              -          48,895
    Deferred income taxes.................             -          5,235               -              -           5,235
    Other current assets..................           775         20,585             407              -          21,767
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............           874        156,156           1,450              -         158,480
 Notes receivable, net....................           999            501               -              -           1,500
 Property and equipment, net..............             -        444,632               -              -         444,632
 Intangible assets........................             -         33,456               -              -          33,456
 Deferred financing costs.................         8,663              -               -              -           8,663
 Other assets........................... .           717          2,644               -              -           3,361
 Investments in subsidiaries..............       339,092          3,700               -       (342,792)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  350,345     $  641,089      $    1,450    $  (342,792)     $  650,092
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      148      $        -    $         -      $    1,594
    Accounts payable......................             -         26,875               -              -          26,875
    Other accrued liabilities.............         5,041         84,563             195              -          89,799
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........         6,487        111,586             195              -         118,268
 Long-term debt...........................       412,219          2,903               -              -         415,122
 Deferred income taxes....................          (879)         5,453               -              -           4,574
 Intercompany advances....................      (170,081)       399,551          (6,067)      (223,403)              -
 Other liabilities........................             -         10,783               -              -          10,783
                                              ----------     ----------      ----------    -----------      ----------

                                                 247,746        530,276          (5,872)      (223,403)        548,747

 Mandatorily redeemable senior convertible
    participating preferred stock.........        74,697              -               -              -          74,697
 Other preferred stock, common stock and
    other stockholders' equity............        47,610         84,880               -        (86,134)         46,356
 Retained earnings (deficit)..............       (19,708)        25,933           7,322        (33,255)        (19,708)
                                              ----------     ----------      ----------    -----------      ----------
                                                  27,902        110,813           7,322       (119,389)         26,648
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
          stockholders' equity............    $  350,345     $  641,089      $    1,450    $  (342,792)     $  650,092
                                              ==========     ==========      ==========    ===========      ==========


                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------



                                                                         DECEMBER 31, 1998
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR   ELIMINATIONS    CONSOLIDATED
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $   59,665     $   29,535      $        -    $         -      $   89,200
    Accounts receivable, net..............             -         60,176             836              -          61,012
    Inventories...........................             -         42,952               -              -          42,952
    Deferred income taxes.................             -          4,459               -              -           4,459
    Other current assets..................        98,323         29,210           7,860       (122,774)         12,619
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............       157,988        166,332           8,696       (122,774)        210,242
 Notes receivable, net....................           967            272               -              -           1,239
 Property and equipment, net..............             -        361,803               -              -         361,803
 Intangible assets........................             -         21,141               -              -          21,141
 Deferred financing costs.................         9,284              -               -              -           9,284
 Deferred income taxes....................           879          2,045               -              -           2,924
 Other assets.............................           730          6,398               -         (3,700)          3,428
 Investments in subsidiaries..............       338,205              -               -       (338,205)              -
                                              ----------     ----------      ----------    -----------      ----------
         Total assets.....................    $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      148      $        -    $         -      $    1,594
    Accounts payable......................             -         20,908               7              -          20,915
    Other accrued liabilities.............        18,988        189,022           2,916       (122,761)         88,165
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........        20,434        210,078           2,923       (122,761)        110,674
 Long-term debt...........................       387,942          2,923               -              -         390,865
 Deferred income taxes....................             -            937               -              -             937
 Intercompany advances....................             -        223,404               -       (223,404)              -
 Other liabilities........................             -          9,162               -              -           9,162
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       408,376        446,504           2,923       (346,165)        511,638
 Mandatorily redeemable senior convertible
    participating preferred stock.........        69,974              -               -              -          69,974
 Other preferred stock, common stock and
    other stockholders' equity............        44,801         84,880               -        (86,134)         43,547
 Retained earnings........................       (15,098)        26,607           5,773        (32,380)        (15,098)
                                              ----------     ----------      ----------    -----------      ----------
                                                  29,703        111,487           5,773       (118,514)         28,449
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
           stockholders' equity...........   $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


            CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED
                         EARNINGS (DEFICIT) SCHEDULES:

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  217,828     $        -    $        -     $  217,828
    Nonfuel................................            -        118,669            425           (58)       119,036
    Rent and royalties.....................            -          8,487          1,886        (4,866)         5,507
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        344,984          2,311        (4,924)       342,371
 Cost of revenues (excluding depreciation).            -        241,567              -             -        241,567
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        103,417          2,311        (4,924)       100,804

 Operating expenses........................            -         70,144            266        (4,809)        65,601
 Selling, general and
     administrative expenses...............          240          9,262            988          (115)        10,375
 Transition expense........................            -          1,192              -             -          1,192
 Depreciation and amortization expense.....          334         10,224              -             -         10,558
 Loss on sales of property and equipment               -            210              -             -            210
 Stock compensation expense................            -            900              -             -            900
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............         (574)        11,485          1,057             -         11,968
 Interest expense, net.....................            -         (9,136)             -             -         (9,136)
 Equity income (loss)......................        2,169              -              -        (2,169)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........        1,595          2,349          1,057        (2,169)         2,832
 Provision (benefit) for income taxes......         (195)           843            394             -          1,042
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................        1,790          1,506            663        (2,169)         1,790

 Less: preferred dividends.................       (2,361)             -              -             -         (2,361)
 Retained earnings (deficit) - beginning of
  the period...............................      (19,137)        24,427          6,659       (31,086)       (19,137)
                                              ----------     ----------     ----------    ----------     ----------


 Retained earnings (deficit) - end of the
  period.................................     $  (19,708)    $   25,933     $    7,322    $  (33,255)    $  (19,708)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


                                                                THREE MONTHS ENDED JUNE 30, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  137,914     $        -    $        -     $  137,914
    Nonfuel................................            -         86,036            151             -         86,187
    Rent and royalties.....................            -          8,227          1,656        (4,447)         5,436
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        232,177          1,807        (4,447)       229,537
 Cost of revenues (excluding depreciation).            -        157,373              -             -        157,373
                                              ----------     ----------     ----------    ----------   ------------

 Gross profit (excluding depreciation).....            -         74,804          1,807        (4,447)        72,164

 Operating expenses........................           52         49,662            244        (4,447)        45,511
 Selling, general and
     administrative expenses...............          191          9,020            217             -          9,428
 Transition expense........................            -            881              -             -            881
 Depreciation and amortization expense.....          373          7,654              -             -          8,027
 Loss on sales of property and equipment               -            101              -             -            101
 Stock compensation expense                            -            875              -             -            875
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............         (616)         6,611          1,346             -          7,341
 Interest expense, net.....................         (949)        (5,195)             -             -         (6,144)
 Equity income (loss)......................        1,711              -              -        (1,711)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........          146          1,416          1,346        (1,711)         1,197
 Provision (benefit) for income taxes......         (532)           549            502             -            519
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................          678            867            844        (1,711)           678
 Less: preferred dividends.................       (2,073)             -              -             -         (2,073)
 Retained earnings (deficit) - beginning of
  the period...............................       (7,801)        25,242          3,041       (28,283)        (7,801)
                                              ----------     ----------     ----------    ----------     ----------

 Retained earnings (deficit) - end of the
  period.................................     $   (9,196)    $   26,109     $    3,885    $  (29,994)    $   (9,196)
                                              ==========     ==========     ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------



                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  381,286     $        -    $        -     $  381,286
    Nonfuel................................            -        218,250            606          (114)       218,742
    Rent and royalties.....................            -         16,762          3,543        (9,733)        10,572
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        616,298          4,149        (9,847)       610,600
 Cost of revenues (excluding depreciation).            -        423,245              -             -        423,245
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        193,053          4,149        (9,847)       187,355

 Operating expenses........................            -        133,595            473        (9,732)       124,336
 Selling, general and
     administrative expenses...............          486         18,084          1,206          (115)        19,661
 Transition expense........................            -          1,647              -             -          1,647
 Depreciation and amortization expense.....          668         21,099              -             -         21,767
 Loss on sales of property and equipment               -            260              -             -            260
 Stock compensation expense................            -          1,800              -             -          1,800
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,154)        16,568          2,470             -         17,884
 Interest expense, net.....................            -        (17,503)             -             -        (17,503)
 Equity income (loss)......................          875              -              -          (875)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........         (279)          (935)         2,470          (875)           381
 Provision (benefit) for income taxes......         (392)          (261)           921             -            268
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................          113           (674)         1,549          (875)           113

 Less: preferred dividends.................       (4,723)             -              -             -         (4,723)
 Retained earnings (deficit) - beginning of
  the period...............................      (15,098)        26,607          5,773       (32,380)       (15,098)
                                              ----------     ----------     ----------    ----------     ----------


 Retained earnings (deficit) - end of the
  period.................................     $  (19,708)    $   25,933     $    7,322    $  (33,255)    $  (19,708)
                                              ==========     ==========     ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  270,522     $        -    $        -     $  270,522
    Nonfuel................................            -        161,072            152             -        161,224
    Rent and royalties.....................            -         16,578          3,339        (8,803)        11,114
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        448,172          3,491        (8,803)       442,860
 Cost of revenues (excluding depreciation).            -        304,583              -             -        304,583
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        143,589          3,491        (8,803)       138,277

 Operating expenses........................          106         98,318            380        (8,803)        90,001
 Selling, general and
     administrative expenses...............          446         17,486            436             -         18,368
 Transition expense........................            -          1,874              -             -          1,874
 Depreciation and amortization expense.....          747         23,824              -             -         24,571
 Loss on sales of property and equipment               -            144              -             -            144
 Stock compensation expense................            -          1,750              -             -          1,750
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,299)           193          2,675             -          1,569
 Interest expense, net.....................       (1,828)       (10,306)             -             -        (12,134)
 Equity income (loss)......................       (4,541)             -              -         4,541              -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........       (7,668)       (10,113)         2,675         4,541        (10,565)
 Provision (benefit) for income taxes......       (1,063)        (3,895)           998             -         (3,960)
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................       (6,605)        (6,218)         1,677         4,541         (6,605)

 Less: preferred dividends.................       (4,145)             -              -             -         (4,145)
 Retained earnings  (deficit) - beginning
  of the period............................        1,554         32,327          2,208       (34,535)         1,554
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings - (deficit) end of the
  period.................................     $   (9,196)    $   26,109     $    3,885    $  (29,994)    $   (9,196)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------


   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                SIX MONTHS ENDED JUNE 30, 1999
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES..................     $    4,019     $    4,666     $        -    $        -     $    8,685
                                             ----------     ----------     ----------    ----------     ----------



 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (57,044)             -             -        (57,044)
    Proceeds from sales of
      property and equipment..............            -            209              -             -            209
    Capital expenditures..................            -        (44,838)             -             -        (44,838)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
       activities.........................            -       (101,673)             -             -       (101,673)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............       25,000              -              -             -         25,000
    Long-term debt repayments.............         (723)           (21)             -             -           (744)
    Repurchase of common stock............            -              -              -             -              -
    Intercompany advances.................      (87,862)        87,862              -             -              -
                                             ----------     ----------     ----------    ----------     ----------

       Net cash used in financing
        activities......................        (63,585)        87,841              -             -         24,256
                                             ----------     ----------     ----------    ----------     ----------
  Net increase (decrease) in cash.........      (59,566)        (9,166)             -             -        (68,732)

 Cash at the beginning of the period......       59,665         29,535              -             -         89,200
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the period............   $       99     $   20,369     $        -    $        -     $   20,468
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                         ------------------------------
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------------



                                                                SIX MONTHS ENDED JUNE 30, 1998
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES..................     $   (1,970)    $   21,285     $        -    $        -     $   19,315
                                             ----------     ----------     ----------    ----------     ----------



 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (1,828)             -             -         (1,828)
    Proceeds from sales of
      property and equipment..............            -            137              -             -            137
    Capital expenditures..................            -        (29,649)             -             -        (29,649)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -        (31,340)             -             -        (31,340)
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt repayments.............         (250)             -              -             -           (250)
    Repurchase of common stock............         (375)             -              -             -           (375)
    Intercompany advances.................      (15,385)        15,385              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in financing
        activities.......................       (16,010)        15,385              -             -           (625)
                                             ----------     ----------     ----------    ----------     ----------
  Net increase (decrease) in cash.........      (17,980)         5,330              -             -        (12,650)

 Cash at the beginning of the period......       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period............   $   41,612     $   17,494     $        -    $        -     $   59,106
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

OVERVIEW

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 159 network sites in 40 states, including 149 Company-owned locations. As a result of the Combination Plan, the Burns Acquisition and the TPOA Acquisition, the Company's network consists of sites operating under four distinct trademarks and brand names. Currently, 130 sites are branded as "TA," six sites are branded as "Unocal 76," 7 sites are branded as "Burns Bros." and 16 sites are branded as "Travel Port." The Company's plans are to rebrand all of its sites under the "TA" trademarks and is continuing to do so subject to local permitting ordinances and negotiations with franchisees.

COMBINATION PLAN

         During the three months and six months ended June 30, 1999, the Company incurred approximately $1.2 million and $1.6 million, respectively, of expenses related to the Combination Plan. These costs, identified as transition expense in the Company's consolidated financial statements, are expected to total approximately $22.0 million, of which approximately $3.0 million to $4.0 million is expected to be incurred in 1999. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National, Burns and TPOA Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

NETWORK COMPOSITION

         The change in the number of sites within the Company's network is the most significant factor driving the changes from prior periods in the Company's results of operations. During the second quarter of 1998, the Company converted three Leased Sites to Company-operated Sites and sold one closed site. In the second half of 1998, the Company sold one Company-operated site, converted two Leased Sites to Company-operated Sites and acquired 17 Company-operated Sites in the Burns Acquisition. In the first half of 1999, the Company sold one Company-operated site, acquired 16 Company-operated Sites in the TPOA Acquisition and opened one newly-constructed Company-operated Site. The following table sets forth the number and type of ownership and management of the travel centers operating in the Company's network.

                                                                                            AS OF
                                                                 AS OF JUNE 30,         DECEMBER 31,
                                                               1999          1998           1998
                                                          ------------- --------------- --------------
         Company-owned sites:
            Company-operated sites                                119             82            103
            Leased sites                                           30             35             30
            Sites under development                                 4              5              5
                                                              -------        -------        -------
              Total Company-owned sites                           153            122            138
         Franchisee-owner sites                                    10             10             10
                                                             --------       --------       --------
              Total                                               163            132            148
                                                             ========       ========       ========
         Company-operated stand-alone shops                         -              2              -
                                                             ========       ========       ========

RESULTS OF OPERATIONS FOR THE SIX- AND THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Revenues

         The Company's consolidated revenues for the three- and six-month periods ended June 30, 1999 were $342.4 million and $610.6 million, respectively, which represent increases from the prior periods of $112.9 million, or 49.2% for the three-month period and $167.8 million, or 37.9% for the six-month period.

         Fuel revenue for the six months ended June 30, 1999 reflects an increase of $110.8 million, or 41.0%. For the second quarter, the 1999 amount reflects an increase from the same period in 1998 of $79.9 million, or 57.9%. The increases in fuel revenue for the three- and six-month periods primarily result from increased diesel sales volumes combined, with respect to the second quarter results, with an increase in diesel pump prices. For the three months and six months ended June 30, 1999, diesel sales volumes increased 38.1% and 41.3% between years, respectively, due in large part to the increased number of Network sites, but also due to increased year-to-date sales volumes over 1998 on a same-site basis of 17.0%. For the three-and six months periods ended June 30, 1999, the Company sold 326.0 million and 646.1 million gallons of diesel fuel, respectively. Average diesel sale prices for the second quarter of 1999 increased 13.3% over the 1998 second quarter, while the average diesel sale price for the six months of 1999 are 1.3% below the same period in 1998. The movements in average retail prices correspond with the decreasing crude oil prices experienced throughout 1998 and the increasing crude oil prices beginning in March 1999.

         Nonfuel revenues for the quarter ended June 30, 1999 increased 38.2% to $119.1 million from $86.2 million for the same period in 1998. For the six-month period ended June 30, 1999 nonfuel revenues increased 35.7% to $218.7 million from $161.2 million for the same period in 1998. These increases are due to the increase in the number of Company-operated sites between years, coupled with an 8.9% increase in year-to-date total nonfuel revenues over the prior year on a same-site basis.

         Rent and royalty revenue for the second quarter of 1999 reflects a $0.1 million, or 1.9%, increase over the prior year second quarter. This increase is attributable to a 4.1% increase, on a same-site basis, in royalty revenue, as a result of improved franchisee sales, and annual rent escalations somewhat offset by the rent and royalty revenue lost as a result of the five conversions of Leased Sites to Company-operated Sites during 1998. Rent and royalty revenue for the six-months ended June 30, 1999 is down $0.5 million or 4.5%, from the 1998 period due to the five Leased Site conversions, the effect of which is somewhat reduced by an increase in same-site royalty revenues of 11.0%.

Gross Profit

         The Company's gross profit for the second quarter of 1999 was $100.8 million, compared to $72.2 million for 1998, an increase of $28.6 million, or 39.6%. Year-to-date gross profit through June 30, 1999 was $187.4 million compared to $138.3 million for 1998, an increase of $49.1 million, or 35.5%. The increases in the Company's gross profit were primarily due to increases in nonfuel revenues and diesel fuel margins.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

         The Company's operating expenses for the three-month period ended June 30, 1999 increased by $20.1 million, or 44.2%, to $65.6 million versus the prior year quarter. Operating expenses for the six-month period ending June 30, 1999 increased by $34.3 million, or 38.1%, to $124.3 million. These increases reflect the increased number of Company-operated Sites. On a same-site basis, operating expenses as a percentage of nonfuel revenues for the six months ended June 30, 1999 were 59.8%, an improvement from the 60.1% for the same period in the prior year. For the six months ended June 30, 1999, operating expenses increased 8.3% over the 1998 period on a same-site basis, due to the increased nonfuel sales.

         The Company's SG&A for the second quarter increased from $9.4 million in 1998 to $10.4 million in 1999. Year-to-date SG&A expense increased from $18.4 million in 1998 to $19.7 million in 1999. The increases in SG&A are primarily a result of increased staffing to support the Company's growth from the Burns Acquisition and, to a lesser degree, the TPOA Acquisition.

Transition Expense

         Transition expenses for the six months ended June 30, 1999 were $1.6 million, compared to $1.9 million for the same period in 1998. For the three months ended June 30, 1999, these expenses were $1.2 million, compared to $0.9 million for the same period in 1998. These costs were incurred in effecting the Combination Plan and in integrating and converting the Burns Network and TPOA Network sites into the Network. The Company anticipates approximately $3.0 million to $4.0 million of such costs to be incurred in 1999, primarily related to integrating and converting the Burns Network and TPOA Network sites.

Depreciation and Amortization Expense

         Depreciation and amortization for the second quarter of 1999 was $10.6 million, compared to $8.0 million for the same period in the prior year. Depreciation for the six-month period ending June 30, 1999 was $21.8 million, compared to $24.6 million for the same period in 1998. The increases in depreciation and amortization are primarily attributable to the increased level of depreciable assets and intangibles resulting from the Burns Acquisition and the TPOA Acquisition as well as the significant capital additions made in 1998 and the first half of 1999. For the year-to-date period, these increases are offset by a one-time charge recognized in the first quarter of 1998.

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years. The effect of this change in estimate resulted in a $9.5 million charge to depreciation expense and reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08 per share, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998. In addition, an impairment reserve of $0.6 million recorded in the 1997 fourth quarter with respect to certain sites being held for sale was completely reversed in the 1998 second quarter. This reversal was based on increases in the estimated sales prices of the respective sites.

Income from Operations

         Income from operations was $11.9 million for the second quarter of 1999, compared to $7.3 million for the second quarter of 1998, an increase of $4.5 million or 60.8%. This increase is the net result of an increase in gross profit of $28.6 million partially offset by increases in the expense categories, primarily operating expenses and depreciation and amortization expense. Income from operations was $17.9 million for the six months ended June 30, 1999, compared to $1.6 million for the six months ended June 30, 1998, an increase of $16.3 million or 1,018.8%. This increase is much higher than that for the second quarter as a result of the $9.5 million depreciation adjustment charged to expense in the first quarter of 1998. For the six-month period, gross profit improved over the prior year by $49.1 million but increases in the expense categories, except for depreciation and amortization expense, partially offset the increased gross profit.

         EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three- and six-month periods ending June 30, 1999 was $24.8 million and $43.4 million, respectively, compared to $17.2 million and $29.9 million for the respective 1998 periods.

Interest Expense - Net

         Interest expense for the first quarter and first half of 1999 was $3.0 million and $5.4 million higher than the same periods in the prior year as a result of the increased debt balance and interest rate after the consummation of the 1998 Refinancing (discussed in Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

         Net cash provided by operating activities totaled $8.7 million for the first half of 1999, compared to $19.3 million for the same period in the prior year. The decrease between years is primarily the result of an increase in profitability of $9.8 million, which is more than offset by an increase in working capital of $20.4 million, principally caused by the rapid increase in diesel fuel sales.

         Net cash used in investing activities increased to $101.7 million for the first half of 1999, up from $31.3 million for the first half of 1998. The increase is primarily the result of the increased spending for business acquisitions, as well as an increase in capital expenditures of $15.2 million. Business acquisitions for 1999 represent amounts spent for the TPOA Acquisition. For 1998, business acquisitions represent the cost to acquire the leasehold interests of Operators when converting Leased Sites to Company-operated Sites. The Company completed three such conversions during the first half of 1998 and none thus far in 1999. Although this aspect of the Combination Plan has been substantially completed, the Company expects to complete additional conversions of Leased Sites to Company-operated Sites from time to time in the future. The increase in capital expenditures in 1999 versus 1998 reflects the Company's accelerated implementation of the Capital Program. During 1999, the Company's capital spending has been increasingly directed towards revenue-generating projects such as QSR and repair shop installations, site remodeling projects, and construction of new travel centers.

         Net cash provided by financing activities was $24.3 million during the first half of 1999, compared to $0.6 million used during the first half of the prior year. In 1999, the Company drew down $25.0 million of its revolving credit facility to partially fund the TPOA Acquisition and made its scheduled debt repayments of $0.7 million. In 1998, the Company made its scheduled debt repayments of $0.3 million and paid $0.4 million to repurchase shares of its common stock from certain of its Operators from whom the Company had acquired their leasehold interests and travel center businesses.

         The Company expects to invest approximately $315 million in the Network between 1997 and the end of 2001 (with approximately $198 million of this amount having been spent by June 30, 1999) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represent normal ongoing maintenance and related capital expenditures (with approximately $10 million of this amount to be spent each year). The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. Excluding the TPOA Acquisition, the Company expects to spend approximately $68 million for capital investments in 1999.

         In order to provide for its growth, the Company, among other things, has completed refinancings in each of 1998 and 1997. In the 1998 Refinancing, completed on December 3, 1998, the Company increased its term loan facility, and its borrowings under the facility, by $150.0 million. The proceeds of the borrowing were used to redeem the Series II Senior Secured Notes ($50.0 million), fund the Burns Acquisition (approximately $56.8 million), and prefund $42.0 million of planned capital expenditures and business acquisitions, with the remainder used for costs of the 1998 Refinancing and accrued interest. The $42.0 million for prefunded capital expenditures and business acquisitions was required to be maintained in a cash collateral account and to be used only for such expenditures, which it since has been. The TPOA Acquisition was completed effective June 1, 1999 and the Company used $30.0 million from the collateral account to partially fund this acquisition. During the first quarter of 1999, $12.0 million was withdrawn from the collateral account to fund capital expenditures. As of June 30, 1999, the Company had available $13.5 million of its $40.0 million revolving credit facility.

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

FREIGHTLINER RELATIONSHIP

         In July 1999, the Company signed an agreement with Freightliner Corporation ("Freightliner") to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers (the "Freightliner Program"). Under the agreement, the Company will be incorporated into Freightliner's 24-hour customer assistance center database and be a major referral point for emergency and roadside repairs and will also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler Company, is the leading heavy truck manufacturer in North America. The Company believes this relationship will result in a considerable increase in nonfuel revenues generated by the Company's truck maintenance and repair shops. Freightliner has also acquired a minority ownership interest in the Company through the purchase of 200,000 shares of the Company's common stock for $6.7 million.

ENVIRONMENTAL MATTERS

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements. The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $8.2 million as of June 30, 1999. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

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

         The Company is currently in the process of making its IT systems Year 2000 compliant. As a result of the Combination Plan, management determined a new IT system was required to handle the combined operations of TA and National, as neither TA's nor National's IT systems had the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing the SAP Enterprise Resource Planning system in a phased approach. The SAP system is Year 2000 compliant, and the Company began using the financial, asset management and project system modules of the new system during the second quarter of 1999. A second phase of the implementation of SAP, which will replace the Company's fuel management and accounting systems, is targeted for completion in December of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to current systems that will continue to be used, such as the Access 76 fleet billing system and certain retail point of sale systems, and management is confident these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company's financial position or results of operations.

          The Company is currently in the process of surveying and testing its significant non-IT systems, such as in fuel pumps, cash registers and truck repair equipment, to determine whether such systems are Year 2000 compliant. As a result of the significant capital improvements made at the Company's sites, over the past few years, substantially all of the Company's mission critical non-IT systems recently have been upgraded or are in the process of being upgraded and are believed to be Year 2000 compliant, although the Company is still in the process of formally testing and evaluating its non-IT systems. The Company expects to complete this process by September 30, 1999.

         The Company's management believes that its efforts and plans to ensure its internal IT and non-IT systems are Year 2000 compliant are adequate and, therefore, the greatest risk to the Company's operations lies with third parties. The Company has contacted key third parties and has started to conduct testing of interfaces to ensure Year 2000 compliance. While all testing has not been completed as of this time, the Company plans to complete testing with all parties by September 30, 1999. When that process is complete, management will complete an analysis of its most reasonably likely worst case scenario and a contingency plan to deal with that scenario will be developed. The most critical of these third parties are those companies which provide billing services to our customers and interface to our critical fuel desk POS system. The POS system is currently Year 2000 compliant and testing with all billing services interfacing to that system is complete. With this testing and implementation behind us, a major risk factor with regard to Year 2000 readiness has been minimized, if not eliminated.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For the Company, adoption of this standard, as subsequently amended, is required for the first quarter of 2001. At this time, the Company has not completed its analysis of the effect on its financial statements of adopting FAS 133. However, as the Company utilizes derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on the Company's statement of income is not expected to be material.

FORWARD-LOOKING STATEMENTS

         The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan, integrating the Burns Network and TPOA Network sites into the Network, and implementing the Freightliner Program. The forward-looking statements should be considered in light of these factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to commodity price risk and interest rate risk. The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during 1998 was immaterial. There were no open derivative contracts during the six months ended June 30, 1999 or at June 30, 1999. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. During the first quarter of 1999, in order to somewhat mitigate its interest rate risk, the Company entered into two interest rate swap agreements with a counterparty. The first swap agreement fixes the interest rate on a notional amount of the Company's variable rate indebtedness of $35 million of three-month LIBOR, within a floor of 5.00% and a cap of 6.75%. The second swap agreement is related to the Company's $125 million Senior Subordinated Notes due 2007 and provides that the Company pay a variable interest rate based on a six-month LIBOR, with a floor of 9.25% and a cap of 11.8%. Regarding the Company's debt obligations with interest rate risk, there were no material changes from the information provided in the Company's Form 10-K for the year ended December 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of TravelCenters of America, Inc. was held on May 3, 1999, for the purpose of electing a board of directors and ratifying the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants. The nominees for director, Harrison T. Bubb, Robert B. Calhoun, Jr., Margaret M. Eisen, Edwin P. Kuhn, Eugene P. Lynch, Louis J. Mischianti and Rolf H. Towe, were all elected by the following vote:

                           Shares Voted "For"         2,987,913
                           Shares Voted "Against"       380,000
                           Shares "Withheld"                  0


The resolution to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31,1999 was approved by the following vote:

                           Shares Voted "For"         5,468,569
                           Shares Voted "Against"       380,000
                           Shares "Withheld"             26,840


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   Exhibit
   Number         Exhibit
----------------- ------------------------------------------------------------

     3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company

     27           Financial Data Schedule

(b)   Reports on Form 8-K

         On June 16, 1999, the Company filed a report on Form 8-K related to its acquisition of TPOA. This Form 8-K will be amended as of August 17, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TRAVELCENTERS OF AMERICA, INC.
                                         (Registrant)


Date:  August 16, 1999            By:      /s/ James W. George
                                      ------------------------
                                       Name:    James W. George
                                       Title:   Senior Vice President and
                                                    Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Duly Authorized Officer)