Form 10-Q
period 1999-09-30
TRAVELCENTERS OF AMERICA INC
filed 1999-11-15
CIK 1038523

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

Commission file number 333-26497

TRAVELCENTERS OF AMERICA, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3856519 (IRS Employer Identification No.)

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

Yes [X] No [ ]

TRAVELCENTERS OF AMERICA, INC.

      This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company’s actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company’s filings with the Securities and Exchange Commission.

	INDEX	PAGE NO.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998	3

	Unaudited Consolidated Statement of Income and Retained Earnings (Deficit) for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998	4

	Unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 and 1998	5

	Selected Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURE		26

TravelCenters of America, Inc.

Consolidated Balance Sheet

	September 30,
	1999 (Unaudited)	December 31, 1998

	(in Thousands of Dollars)

Assets

Current assets:

Cash (Note 3)	$31,737	$89,200

Accounts receivable (less allowance for doubtful accounts of $3,409 for 1999 and $3,907 for 1998)	59,196	61,012

Inventories	53,772	42,952

Deferred income taxes	6,076	4,459

Other current assets	8,874	12,619

Total current assets	159,655	210,242

Notes receivable, net	4,030	1,239

Property and equipment, net	448,903	361,803

Intangible assets	31,867	21,141

Deferred financing costs	8,355	9,284

Deferred income taxes	–	2,924

Other assets	941	3,428

Total assets	$653,751	$610,061

Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$1,594	$1,594

Accounts payable	26,690	20,915

Other accrued liabilities	81,908	88,165

Total current liabilities	110,192	110,674

Commitments and contingencies (Note 8) Long-term debt	414,749	390,865

Deferred income taxes	5,675	937

Other long-term liabilities	15,194	9,162

	545,810	511,638

Mandatorily redeemable senior convertible participating preferred stock	77,218	69,974

Other preferred stock, common stock and other stockholders’ equity	52,846	43,547

Retained deficit	(22,123)	(15,098)

	30,723	28,449

Total liabilities and stockholders’ equity	$653,751	$610,061

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.

Unaudited Consolidated Statement of Income and Retained Earnings (Deficit)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(in Thousands of Dollars Except Per Share Amounts)
Revenues:

Fuel	$280,139	$137,591	$660,841	$408,114

Nonfuel	136,686	95,422	355,428	256,646

Rent and royalties	5,049	5,322	15,620	16,436

Total revenues	421,874	238,335	1,031,889	681,196

Cost of revenues (excluding depreciation)	309,722	159,360	732,966	463,943

Gross profit (excluding depreciation)	112,152	78,975	298,923	217,253

Operating expenses	75,062	50,851	198,814	140,852

Selling, general and administrative expenses	9,639	8,759	29,300	27,127

Transition expense	1,379	884	3,025	2,758

Depreciation and amortization expense	15,134	8,464	36,902	33,034

(Gain) on sales of property and equipment	(827)	(971)	(567)	(826)

Stock compensation expense	900	875	2,700	2,625

Income from operations	10,865	10,113	28,749	11,683

Interest expense, net	(9,901)	(6,128)	(27,404)	(18,263)

Income (loss) before income taxes	964	3,985	1,345	(6,580)

Provision (benefit) for income taxes	858	1,598	1,126	(2,362)

Net income (loss)	106	2,387	219	(4,218)

Less: preferred dividends	(2,521)	(2,217)	(7,244)	(6,362)

Retained earnings (deficit) – beginning of the period	(19,708)	(9,196)	(15,098)	1,554

Retained (deficit) – end of the period	$(22,123)	$(9,026)	$(22,123)	$(9,026)

Earnings (loss) per common share (basic and diluted)	$(2.75)	$0.29	$(10.01)	$(17.46)

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.

Unaudited Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30,

	1999	1998

	(in Thousands of Dollars)
Cash flows from operating activities:

Net income (loss)	$219	$(4,218)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization expense	36,901	33,034

Deferred income tax provision	830	(5,939)

Provision for doubtful accounts	1,130	1,036

Provision for stock compensation	2,700	2,625

(Gain) on sales of property and equipment	(567)	(826)

Changes in assets and liabilities, adjusted for the effects of business acquisitions:

Accounts receivable	6,253	765

Inventories	(4,662)	(3,863)

Other current assets	3,839	3,432

Accounts payable	(1,126)	(1,887)

Other current liabilities	(18,479)	7,935

Other, net	2,942	(69)

Net cash provided by operating activities	29,980	32,025

Cash flows from investing activities:

Business acquisitions	(57,044)	(6,270)

Proceeds from sales of property and equipment	5,883	3,337

Capital expenditures	(66,826)	(49,090)

Net cash used in investing activities	(117,987)	(52,023)

Cash flows from financing activities:

Revolving loan borrowings	61,500	–

Revolving loan repayments	(36,500)	–

Long-term debt repayments	(1,116)	(375)

Proceeds from issuance of stock	6,660	–

Repurchase of common stock	–	(375)

Net cash provided by (used in) financing activities	30,544	(750)

Net (decrease) in cash	(57,463)	(20,748)

Cash at the beginning of the period	89,200	71,756

Cash at the end of the period	$31,737	$51,008

The accompanying notes are an integral part of these consolidated financial statements.

TravelCenters of America, Inc.

Selected Notes to Unaudited Consolidated Financial Statements

1. Business Description and Summary of Operating Structure

      The Company is a nationwide marketer of truck and auto fuel and related products and services through a network of 159 full-service travel centers (the “Network”) in 40 states. Of the Network locations at September 30, 1999, the Company owns or leases 148 locations, 29 of which are leased to independent lessee-franchisees (“Operators”) of the Company (“Leased Sites”), and 119 of which are operated by the Company (“Company-operated Sites”). Eleven locations are owned or leased and operated by independent franchisees (“Franchisee-Owners”) of the Company (“Franchisee-Owner Sites”). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial trucking fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial trucking fleets and the motoring public.

      The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company’s name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the “National Acquisition”) the truckstop network assets operated under the Unocal 76 trademarks (the “National Network”) from a subsidiary of Unocal Corporation (together with its subsidiaries “Unocal”) and in December 1993 acquired (the “TA Acquisition”) the truckstop network assets operated under the TA trademarks (the “TA Network”) from subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries “BP”). In December 1998, the Company acquired (the “Burns Acquisition”) the truckstop network assets operated under the Burns Bros. trademarks (the “Burns Network”) from Burns Bros., Inc., and certain of its affiliates (collectively “Burns”). In June 1999, the Company acquired (the “TPOA Acquisition”) the truckstop network operated under the Travel Port trademarks (the “TPOA Network”) of Travel Ports of America, Inc. (“TPOA”). See Note 6 for further discussion of the TPOA Acquisition. At September 30, 1999, the Network was composed of 137 sites operating under the TA brand name and 22 sites operating under the Burns, TPOA or Unocal 76 trademarks. As part of the TPOA Acquisition, the Company obtained a fourth wholly-owned direct subsidiary, Travel Port Systems, Inc. (“TP Systems”).

      The accompanying unaudited, consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1998. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three- and nine-month periods ended September 30, 1999 and 1998, and are not necessarily indicative of the results to be expected for the full year.

2. Earnings Per Share

      A reconciliation of the income and shares used in the computation of earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	1998	1999	1998

	(In Thousands of Dollars Except Per Share Amounts)
Net income (loss)	$106	$2,387	$219	$(4,218)

Less: Preferred stock dividends	(2,521)	(2,217)	(7,244)	(6,362)

Net loss available to common stockholders	(2,415)	170	(7,025)	(10,580)

Weighted average shares outstanding	878	596	702	606

Net income (loss) per share	$(2.75)	$0.29	$(10.01)	$(17.46)

      The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the three- and nine-month periods ended September 30, 1999 and 1998.

TravelCenters of America, Inc.
Selected Notes to Unaudited Consolidated Financial Statements

3. Restricted Cash

      As part of the refinancing the Company completed in December 1998 (the “1998 Refinancing”), $42,000,000 was borrowed to prefund future capital expenditures and business acquisitions. Use of this cash was restricted to these purposes and the funds were maintained in a cash collateral account until so used. This amount was included in the cash balance in the balance sheet. In the first quarter of 1999, $12,000,000 of this balance was used for capital expenditures. In the second quarter of 1999, the remaining $30,000,000 was used to partially fund the TPOA Acquisition (see Note 6).

4. Inventories

      Inventories consist of the following:

	September 30,	December 31,
	1999	1998

	(Dollars in Thousands)
Nonfuel products	$48,840	$39,973

Petroleum products	4,932	2,979

Total inventories	$53,772	$42,952

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

      TPOA Acquisition. Effective June 1, 1999, the Company consummated the TPOA Acquisition by acquiring 100 percent of the common stock of TPOA at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, the Company paid cash of approximately $27,760,000 for all of TPOA’s outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of the Company’s common stock. In addition, the Company paid cash of approximately $31,007,000 to retire all of TPOA’s indebtedness outstanding as of the merger date. TPOA operated a network of 16 travel centers in seven states, primarily in the northeastern U.S., and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, TPOA was merged into TA.

      The total cost of the acquisition, which included $19,366,000 of assets other than property and equipment acquired, was $85,264,000. This was comprised of cash paid to purchase the TPOA stock and repay the TPOA debt of $58,767,000, the value of the 85,000 shares of the Company’s common stock issued in exchange for TPOA shares of $2,808,000, liabilities assumed of $21,185,000 and direct costs of the acquisition of $2,504,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $10,359,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The cash portion of the TPOA Acquisition was initially funded with $30,000,000 of the restricted cash provided by the 1998 Refinancing (see Note 3), $25,000,000 of borrowings under the Company’s revolving credit facility and other available cash.

TravelCenters of America, Inc.
Selected Notes to Unaudited Consolidated Financial Statements

      Burns Acquisition. On December 3, 1998, the Company completed the Burns Acquisition, whereby the Company acquired from Burns the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns, the equipment and inventories used in Burns’ fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets.

      The total cost of the assets acquired was $60,728,000, comprised of the cash consideration paid to Burns of $56,240,000, liabilities assumed of $3,920,000 and direct costs of the acquisition of $568,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date. The Burns Acquisition was funded with borrowings under the Company’s long-term bank term loan facility as part of the 1998 Refinancing.

      The following unaudited pro forma information presents the results of operations of the Company as if the TPOA Acquisition and the Burns Acquisition had each taken place on January 1, 1998.

	Year Ended	Nine Months Ended
	December 31,	September 30,

	1998	1999	1998

	(In Thousands of Dollars Except per Share Amounts)
Total revenue	$1,205,835	$1,088,348	$902,056

Gross profit	$389,069	$323,449	$288,966

Income from operations	$30,413	$32,719	$19,995

Net income (loss)	$(2,060)	$1,967	$(3,056)

Loss per common share (basic and diluted)	$(17.61)	$(7.52)	$(15.55)

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1998, or which may result in the future.

7. Supplemental Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Dollars in thousands)		(Dollars in thousands)
Cash paid during the period for:

Interest	$6,109	$3,223	$23,597	$15,434

Income taxes (net of refunds)	$1,118	$(2,289)	$4,507	$160

Inventory, property and equipment, and treasury stock received in liquidation of trade accounts and notes receivable	$170	$3,044	$170	$3,044

Note received from the sale of property and equipment	$2,650	$–	$2,650	$–

      As part of the TPOA Acquisition (see Note 6), the Company issued 85,000 shares of its common stock in exchange for approximately 653,000 shares of TPOA’s common stock. The shares issued by the Company were valued at approximately $2,808,000, which was included in the purchase price of the TPOA Acquisition.

TravelCenters of America, Inc.
Selected Notes to Unaudited Consolidated Financial Statements

8. Commitments and Contingencies

Environmental Matters

      The Company’s operations and properties are subject to extensive regulation pursuant to federal, state and local laws, regulations and ordinances that (i) govern activities and operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as handling, storage and disposal practices for petroleum products and other hazardous and toxic substances (“Hazardous Substances”) or (ii) impose liability and damages for the costs of cleaning up sites affected by, and for damages resulting from, past spills and disposal or other releases of Hazardous Substances (“Environmental Laws”).

      The Company owns and uses underground storage tanks (“USTs”) and aboveground storage tanks (“ASTs”) at Company-operated and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company believes that all of its travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future.

      The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company’s results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at various sites. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these properties, based on its current knowledge, the Company does not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to the Company’s results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the environmental indemnities obtained as part of the National Acquisition and the TA Acquisition), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

      The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve, which includes the environmental liabilities assumed as part of the Burns Acquisition and the TPOA Acquisition, of $7,668,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Pending Litigation

      The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. In the opinion of management, the Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company’s business, financial condition, results of operations or cash flows.

TravelCenters of America, Inc.
Selected Notes to Unaudited Consolidated Financial Statements

9. Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

10. Condensed Consolidating Financial Statement Schedules

      The following schedules set forth the consolidating balance sheets of the Company as of September 30, 1999 and December 31, 1998, the consolidating statements of income and retained earnings (deficit) of the Company for the three months and nine months ended September 30, 1999 and 1998, and the consolidating statements of cash flows of the Company for the nine months ended September 30, 1999 and 1998. In the following schedules, “Parent Company’ refers to the unconsolidated balances of TravelCenters of America, Inc., “Guarantor Subsidiaries” refers to the combined unconsolidated balances of TA, National and TP Systems, and “Nonguarantor Subsidiary” refers to the balances of TAFSI. “Eliminations” represent the adjustments necessary to (a) eliminate intercompany transactions and, (b) eliminate the Company’s investments in its subsidiaries. The Guarantor Subsidiaries (TA, National and TP Systems) are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company’s indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

Condensed Consolidating Balance Sheet Schedules:

	September 30, 1999

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in Thousands of Dollars)
Assets

Current assets:

Cash	$99	$31,638	$–	$–	$31,737

Accounts receivable, net	–	58,653	1,103	(560)	59,196

Inventories	–	53,772	–	–	53,772

Deferred income taxes	–	6,076	–	–	6,076

Other current assets	423	8,488	–	(37)	8,874

Total current assets	522	158,627	1,103	(597)	159,655

Notes receivable, net	1,012	4,725	–	(1,707)	4,030

Property and equipment, net	–	448,903	–	–	448,903

Intangible assets	–	31,867	–	–	31,867

Deferred financing costs	8,355	–	–	–	8,355

Other assets	717	224	–	–	941

Investments in subsidiaries	339,590	3,700	–	(343,290)	–

Total assets	$350,196	$648,046	$1,103	$(345,594)	$653,751

Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$1,446	$148	$–	$–	$1,594

Accounts payable	–	26,690	–	–	26,690

Other accrued liabilities	8,020	75,066	(579)	(599)	81,908

Total current liabilities	9,466	101,904	(579)	(599)	110,192

Long-term debt	411,857	4,599	–	(1,707)	414,749

Deferred income taxes	(879)	6,554	–	–	5,675

Intercompany advances	(179,443)	408,738	(5,892)	(223,403)	–

Other liabilities	–	15,194	–	–	15,194

	241,001	536,989	(6,471)	(225,709)	545,810

Mandatorily redeemable senior convertible participating preferred stock	77,218	–	–	–	77,218

Other preferred stock, common stock and other stockholders’ equity	54,100	84,899	–	(86,153)	52,846

Retained earnings (deficit)	(22,123)	26,158	7,574	(33,732)	(22,123)

	31,977	111,057	7,574	(119,885)	30,723

Total liabilities and stockholders’ equity	$350,196	$648,046	$1,103	$(345,594)	653,751

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

	December 31, 1998

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in Thousands of Dollars)
Assets

Current assets:

Cash	$59,665	$29,535	$–	$–	$89,200

Accounts receivable, net	–	60,176	836	–	61,012

Inventories	–	42,952	–	–	42,952

Deferred income taxes	–	4,459	–	–	4,459

Other current assets	98,323	29,210	7,860	(122,774)	12,619

Total current assets	157,988	166,332	8,696	(122,774)	210,242

Notes receivable, net	967	272	–	–	1,239

Property and equipment, net	–	361,803	–	–	361,803

Intangible assets	–	21,141	–	–	21,141

Deferred financing costs	9,284	–	–	–	9,284

Deferred income taxes	879	2,045	–	–	2,924

Other assets	730	6,398	–	(3,700)	3,428

Investments in subsidiaries	338,205	–	–	(338,205)	–

Total assets	$508,053	$557,991	$8,696	$(464,679)	$610,061

Liabilities and Stockholders’ Equity

Current liabilities:

Current maturities of long-term debt	$1,446	$148	$–	$–	$1,594

Accounts payable	–	20,908	7	–	20,915

Other accrued liabilities	18,988	189,022	2,916	(122,761)	88,165

Total current liabilities	20,434	210,078	2,923	(122,761)	110,674

Long-term debt	387,942	2,923	–	–	390,865

Deferred income taxes	–	937	–	–	937

Intercompany advances	–	223,404	–	(223,404)	–

Other liabilities	–	9,162	–	–	9,162

Total liabilities	408,376	446,504	2,923	(346,165)	511,638

Mandatorily redeemable senior convertible participating preferred stock	69,974	–	–	–	69,974

Other preferred stock, common stock and other stockholders’ equity	44,801	84,880	–	(86,134)	43,547

Retained earnings	(15,098)	26,607	5,773	(32,380)	(15,098)

	29,703	111,487	5,773	(118,514)	28,449

Total liabilities and stockholders’ equity	$508,053	$557,991	$8,696	$(464,679)	$610,061

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Income and Retained Earnings (Deficit) Schedules:

	Three Months Ended September 30, 1999

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(In Thousands of Dollars)
Revenues:

Fuel	$–	$280,139	$–	$–	$280,139

Nonfuel	–	136,105	639	(58)	136,686

Rent and royalties	–	8,674	1,991	(5,616)	5,049

Total revenues	–	424,918	2,630	(5,674)	421,874

Cost of revenues (excluding depreciation)	–	309,722	–	–	309,722

Gross profit (excluding depreciation)	–	115,196	2,630	(5,674)	112,152

Operating expenses	–	80,677	1	(5,616)	75,062

Selling, general and administrative expenses	227	7,248	2,222	(58)	9,639

Transition expense	–	1,379	–	–	1,379

Depreciation and amortization expense	337	14,797	–	–	15,134

Loss on sales of property and equipment	–	(827)	–	–	(827)

Stock compensation expense	–	900	–	–	900

Income (loss) from operations	(564)	11,022	407	–	10,865

Interest expense, net	–	(9,897)	(4)	–	(9,901)

Equity income (loss)	477	–	–	(477)	–

Income (loss) before income taxes	(87)	1,125	403	(477)	964

Provision (benefit) for income taxes	(193)	900	151	–	858

Net income (loss)	106	225	252	(477)	106

Less: preferred dividends	(2,521)	–	–	–	(2,521)

Retained earnings (deficit) - beginning of the period	(19,708)	25,933	7,322	(33,255)	(19,708)

Retained earnings (deficit) — end of the period	$(22,123)	$26,158	$7,574	$(33,732)	$(22,123)

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

	Three Months Ended September 30, 1998

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(In Thousands of Dollars)
Revenues:

Fuel	$–	$137,591	$–	$–	$137,591

Nonfuel	–	94,743	679	–	95,422

Rent and royalties	–	8,195	1,832	(4,705)	5,322

Total revenues	–	240,529	2,511	(4,705)	238,335

Cost of revenues (excluding depreciation)	–	159,360	–	–	159,360

Gross profit (excluding depreciation)	–	81,169	2,511	(4,705)	78,975

Operating expenses	53	54,750	753	(4,705)	50,851

Selling, general and Administrative expenses	192	8,349	218	–	8,759

Transition expense	–	884	–	–	884

Depreciation and amortization expense	375	8,089	–	–	8,464

(Gain) on sales of property and equipment	–	(971)	–	–	(971)

Stock compensation expense	–	875	–	–	875

Income (loss) from operations	(620)	9,193	1,540	–	10,113

Interest expense, net	(846)	(5,282)	–	–	(6,128)

Equity income (loss)	3,355	–	–	(3,355)	–

Income (loss) before income taxes	1,889	3,911	1,540	(3,355)	3,985

Provision (benefit) for income taxes	(498)	1,522	574	–	1,598

Net income (loss)	2,387	2,389	966	(3,355)	2,387

Less: preferred dividends	(2,217)	–	–	–	(2,217)

Retained earnings (deficit) - beginning of the period	(9,196)	26,109	3,885	(29,994)	(9,196)

Retained earnings (deficit) — end of the period	$(9,026)	$28,498	$4,851	$(33,349)	$(9,026)

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 1999

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(In Thousands of Dollars)
Revenues:

Fuel	$–	$660,841	$–	$–	$660,841

Nonfuel	–	354,356	1,245	(173)	355,428

Rent and royalties	–	25,434	5,534	(15,348)	15,620

Total revenues	–	1,040,631	6,779	(15,521)	1,031,889

Cost of revenues (excluding depreciation)	–	732,966	–	–	732,966

Gross profit (excluding depreciation)	–	307,665	6,779	(15,521)	298,923

Operating expenses	–	213,687	475	(15,348)	198,814

Selling, general and administrative expenses	713	25,332	3,428	(173)	29,300

Transition expense	–	3,025	–	–	3,025

Depreciation and amortization expense	1,005	35,897	–	–	36,902

Loss on sales of property and equipment	–	(567)	–	–	(567)

Stock compensation expense	–	2,700	–	–	2,700

Income (loss) from operations	(1,718)	27,591	2,876	–	28,749

Interest expense, net	–	(27,401)	(3)	–	(27,404)

Equity income (loss)	1,352	–	–	(1,352)	–

Income (loss) before income taxes	(366)	190	2,873	(1,352)	1,345

Provision (benefit) for income taxes	(585)	639	1,072	–	1,126

Net income (loss)	219	(449)	1,801	(1,352)	219

Less: preferred dividends	(7,244)	–	–	–	(7,244)

Retained earnings (deficit) - beginning of the period	(15,098)	26,607	5,773	(32,380)	(15,098)

Retained earnings (deficit) — end of the period	$(22,123)	$26,158	$7,574	$(33,732)	$(22,123)

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 1998

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(In Thousands of Dollars)
Revenues:

Fuel	$–	$408,114	$–	$–	$408,114

Nonfuel	–	255,816	830	–	256,646

Rent and royalties	–	24,774	5,171	(13,509)	16,436

Total revenues	–	688,704	6,001	(13,509)	681,196

Cost of revenues (excluding depreciation)	–	463,943	–	–	463,943

Gross profit (excluding depreciation)	–	224,761	6,001	(13,509)	217,253

Operating expenses	159	153,069	1,133	(13,509)	140,852

Selling, general and administrative expenses	638	25,836	653	–	27,127

Transition expense	–	2,758	–	–	2,758

Depreciation and amortization expense	1,122	31,912	–	–	33,034

(Gain) on sales of property and equipment	–	(826)	–	–	(826)

Stock compensation expense	–	2,625	–	–	2,625

Income (loss) from operations	(1,919)	9,387	4,215	–	11,683

Interest expense, net	(2,674)	(15,589)	–	–	(18,263)

Equity income (loss)	(1,186)	–	–	1,186	–

Income (loss) before income taxes	(5,779)	(6,202)	4,215	1,186	(6,580)

Provision (benefit) for income taxes	(1,561)	(2,373)	1,572	–	(2,362)

Net income (loss)	(4,218)	(3,829)	2,643	1,186	(4,218)

Less: preferred dividends	(6,362)	–	–	–	(6,362)

Retained earnings (deficit) - beginning of the period	1,554	32,327	2,208	(34,535)	1,554

Retained earnings – (deficit) end of the period	$(9,026)	$28,498	$4,851	$(33,349)	$(9,026)

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

Condensed Consolidating Statement of Cash Flows Schedules:

	Nine Months Ended September 30, 1999

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in Thousands of Dollars)
Cash flows provided by (used in) operating activities	$7,034	$22,946	$–	$–	$29,980

Cash flows from investing activities:

Business acquisitions	–	(57,044)	–	–	(57,044)

Proceeds from sales of property and equipment	–	5,883	–	–	5,883

Capital expenditures	–	(66,826)	–	–	(66,826)

Net cash used in investing activities	–	(117,987)	–	–	(117,987)

Cash flows from financing activities:

Revolving loan borrowings	61,500	–	–	–	61,500

Revolving loan repayments	(36,500)	–	–	–	(36,500)

Long-term debt repayments	(1,085)	(31)	–	–	(1,116)

Proceeds from issuance of stock	6,660	–	–	–	6,660

Repurchase of common stock	–	–	–	–	–

Intercompany advances	(97,175)	97,175	–	–	–

Net cash provided by (used in) financing activities	(66,600)	97,144	–	–	30,544

Net increase (decrease) in cash	(59,566)	2,103	–	–	(57,463)

Cash at the beginning of the period	59,665	29,535	–	–	89,200

Cash at the end of the period	$99	$31,638	$–	$–	$31,737

TravelCenters of America, Inc.
Selected Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 1998

	Parent	Guarantor	Nonguarantor
	Company	Subsidiaries	Subsidiary	Eliminations	Consolidated

	(in Thousands of Dollars)
Cash flows provided by (used in) operating activities	$(515)	$32,540	$–	$–	$32,025

Cash flows from investing activities:

Business acquisitions	–	(6,270)	–	–	(6,270)

Proceeds from sales of property and equipment	–	3,337	–	–	3,337

Capital expenditures	–	(49,090)	–	–	(49,090)

Net cash used in investing activities	–	(52,023)	–	–	(52,023)

Cash flows from financing activities:

Long-term debt repayments	(375)	–	–	–	(375)

Repurchase of common stock	(375)	–	–	–	(375)

Intercompany advances	(26,951)	26,951	–	–	–

Net cash used in financing activities	(27,701)	26,951	–	–	(750)

Net increase (decrease) in cash	(28,216)	7,468	–	–	(20,748)

Cash at the beginning of the period	59,592	12,164	–	–	71,756

Cash at the end of the period	$31,376	$19,632	$–	$–	$51,008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes to consolidated financial statements included herein, and the audited financial statements and Management’s Discussion and Analysis included with the Company’s Form 10-K for the year ended December 31, 1998.

Overview

      The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more travel centers in the United States than any of its competitors with 159 network sites in 40 states, including 148 Company-owned locations. As a result of the Combination Plan, the Burns Acquisition and the TPOA Acquisition, the Company’s network consists of sites operating under four distinct trademarks and brand names. Currently, 137 sites are branded as “TA,” and 22 sites are branded as “Unocal 76,” “Burns Bros.,” or “Travel Port.” The Company’s plans are to rebrand all of its sites under the “TA” trademarks and is continuing to do so subject to local permitting ordinances and negotiations with franchisees.

Combination Plan

      During the three months and nine months ended September 30, 1999, the Company incurred approximately $1.4 million and $3.0 million, respectively, of expenses related to the Combination Plan. These costs, identified as transition expense in the Company’s consolidated financial statements, are expected to total approximately $24.0 million, of which approximately $19.0 million was incurred prior to 1999, $4.0 million is expected to be incurred in 1999 and approximately $1.0 million is expected to be incurred in 2000 to finalize the integration of the sites acquired in the Burns Acqusition and the TPOA Acquisition. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National, Burns and TPOA Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses.

Network Composition

      The change in the number of sites within the Company’s network is the most significant factor driving the changes from prior periods in the Company’s results of operations. During the third quarter of 1998, the Company converted two Leased Sites to Company-operated Sites and sold one closed site. In the fourth quarter of 1998, the Company acquired 17 Company-operated Sites in the Burns Acquisition. In the first nine months of 1999, the Company sold one Company-operated site, sold one Leased Site to the Operator who signed a franchise agreement to brand the sites as a Franchisee-owner Site, acquired 16 Company-operated Sites in the TPOA Acquisition and opened one newly-constructed Company-operated Site. The following table sets forth the number and type of ownership and management of the travel centers operating in the Company’s network.

			As of
	As of September 30,		December 31,
	1999	1998	1998

Company-owned sites:

Company-operated sites	119	86	103

Leased sites	29	30	30

Sites under development	3	5	5

Total Company-owned sites	151	121	138

Franchisee-owner sites	11	10	10

Total	162	131	148

Company-operated stand-alone shops	–	2	–

Results of Operations for the Nine- and Three-Month Periods Ended September 30, 1999 and 1998

Revenues

      The Company’s consolidated revenues for the three- and nine-month periods ended September 30, 1999 were $421.8 million and $1,031.8 million, respectively, which represent increases from the prior periods of $183.5 million, or 77.0% for the three-month period and $350.7 million, or 51.5% for the nine-month period.

      Fuel revenue for the nine months ended September 30, 1999 reflects an increase of $252.7 million, or 61.9%. For the third quarter, the 1999 amount reflects an increase from the same period in 1998 of $142.5 million, or 103.6%. The increases in fuel revenue for the three- and nine-month periods primarily result from increased diesel sales volumes combined, with respect to the third quarter results, with an increase in diesel pump prices. For the three months and nine months ended September 30, 1999, diesel sales volumes increased 50.5% and 44.5% between years, respectively, due in large part to the increased number of Network sites, but also due to increased year-to-date sales volumes over 1998 on a same-site basis of 14.8%. For the three- and nine-month periods ended September 30, 1999, the Company sold 370.6 million and 1,016.7 million gallons of diesel fuel, respectively. Average diesel sale prices for the third quarter of 1999 increased 34.8% over the 1998 third quarter, while the average diesel sale price for the nine months of 1999 are 11.1% above the same period in 1998. The movements in average retail prices correspond with the decreasing crude oil prices experienced throughout 1998 and the increasing crude oil prices beginning in March 1999.

      Nonfuel revenues for the quarter ended September 30, 1999 increased 43.3% to $136.7 million from $95.4 million for the same period in 1998. For the nine-month period ended September 30, 1999 nonfuel revenues increased 38.5% to $355.4 million from $256.6 million for the same period in 1998. These increases are due to the increase in the number of Company-operated sites between years, coupled with an 8.8% increase in year-to-date total nonfuel revenues over the prior year on a same-site basis.

      Rent and royalty revenue for the third quarter of 1999 reflects a $0.3 million, or 5.7%, decrease from the prior year third quarter. This decrease is attributable to the rent and royalty revenue lost as a result of the two conversions of Leased Sites to Company-operated Sites during the 1998 third quarter, somewhat offset by annual rent escalations and a 9.7% increase, on a same-site basis, in royalty revenue, as a result of improved franchisee sales. Rent and royalty revenue for the nine-months ended September 30, 1999 is down $0.8 million or 4.9%, from the 1998 period due to the five Leased Site conversions, the effect of which is somewhat reduced by an increase in same-site royalty revenues of 7.2%.

Gross Profit

      The Company’s gross profit for the third quarter of 1999 was $112.1 million, compared to $79.0 million for 1998, an increase of $33.1 million, or 41.9%. Year-to-date gross profit through September 30, 1999 was $298.9 million compared to $217.3 million for 1998, an increase of $81.6 million, or 37.6%. The increases in the Company’s gross profit were primarily due to increases in nonfuel revenues and diesel fuel margins.

Operating and Selling, General and Administrative Expenses

      Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

      The Company’s operating expenses for the three-month period ended September 30, 1999 increased by $24.2 million, or 47.6%, to $75.0 million versus the prior year quarter. Operating expenses for the nine-month period ended September 30, 1999 increased by $57.9 million, or 41.1%, to $198.8 million. These increases reflect the increased number of Company-operated Sites. On a same-site basis, operating expenses as a percentage of nonfuel revenues for the nine months ended September 30, 1999 were 53.3%, an improvement from the 53.5% for the same period in the prior year. For the nine months ended September 30, 1999, operating expenses increased 8.8% over the 1998 period on a same-site basis, due to the increased nonfuel sales.

      The Company’s SG&A for the third quarter increased from $8.8 million in 1998 to $9.6 million in 1999. Year-to-date SG&A expense increased from $27.1 million in 1998 to $29.3 million in 1999. The increases in SG&A are primarily a result of increased staffing to support the Company’s growth from the Burns Acquisition and the TPOA Acquisition.

Transition Expense

      Transition expenses for the nine months ended September 30, 1999 were $3.0 million, compared to $2.8 million for the same period in 1998. For the three months ended September 30, 1999, these expenses were $1.4 million, compared to $0.9 million for the same period in 1998. These costs were incurred in effecting the Combination Plan and in integrating and converting the Burns Network and TPOA Network sites into the Network. The Company anticipates approximately $4.0 million of such costs to be incurred in 1999, primarily related to integrating and converting the Burns Network and TPOA Network sites.

Depreciation and Amortization Expense

      Depreciation and amortization for the third quarter of 1999 was $15.1 million, compared to $8.5 million for the same period in the prior year. Depreciation for the nine-month period ended September 30, 1999 was $36.9 million, compared to $33.0 million for the same period in 1998. The increases in depreciation and amortization are primarily attributable to the increased level of depreciable assets and intangibles resulting from the Burns Acquisition and the TPOA Acquisition as well as the significant capital additions made in 1998 and the first nine months of 1999. For the year-to-date period, these increases are offset by a one-time charge recognized in the first quarter of 1998.

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

Income from Operations

      Income from operations was $10.9 million for the third quarter of 1999, compared to $10.1 million for the third quarter of 1998, an increase of $0.8 million or 7.9%. Income from operations was $28.7 million for the nine months ended September 30, 1999, compared to $11.7 million for the nine months ended September 30, 1998, an increase of $17.0 million or 145.3%. This increase is much higher than that for the quarter as a result of the $9.5 million depreciation adjustment charged to expense in the first quarter of 1998.

      EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three- and nine-month periods ended September 30, 1999 was $27.5 million and $70.8 million, respectively, compared to $19.4 million and $49.3 million for the respective 1998 periods.

Interest Expense – Net

      Interest expense for the third quarter and first nine months of 1999 was $3.8 million and $9.2 million higher than the same periods in the prior year as a result of the increased debt balance and interest rate after the consummation of the 1998 Refinancing and TPOA Acquisition (discussed in Liquidity and Capital Resources below).

Liquidity and Capital Resources

      The Company’s cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions, expansion and environmental upgrades.

      Net cash provided by operating activities totaled $30.0 million for the first nine months of 1999, compared to $32.0 million for the same period in the prior year. The decrease between years is the result of an increase in cash earnings of $15.5 million which is more than offset by an increase in cash used for working capital of $17.5 million, principally caused by the rapid increase in diesel fuel sales.

      Net cash used in investing activities increased to $118.0 million for the first nine months of 1999, up from $52.0 million for the first nine months of 1998. The increase is primarily the result of the increased spending for business acquisitions, as well as an increase in capital expenditures of $17.7 million. Business acquisitions for 1999 represent amounts spent for the TPOA Acquisition. For 1998, business acquisitions represent the cost to acquire the leasehold interests of Operators when converting Leased Sites to Company-operated Sites. The Company completed five such conversions during the first nine months of 1998 and none thus far in 1999. Although this aspect of the Combination Plan has been substantially completed, the Company expects to complete additional conversions of Leased Sites to Company-operated Sites from time to time in the future. The increase in capital expenditures in 1999 versus 1998 reflects the Company’s accelerated implementation of the Capital Program. During 1999, the Company’s capital spending has been increasingly directed towards revenue-generating projects such as quick-serve restaurant and repair shop installations, site remodeling projects, and construction of new travel centers.

      Net cash provided by financing activities was $30.5 million during the first nine months of 1999, compared to $0.8 million used during the first nine months of the prior year. In 1999, the Company drew down a net $25.0 million of its revolving credit facility to partially fund the TPOA Acquisition, made its scheduled debt repayments of $1.2 million and received $6.7 million of proceeds from the issuance of stock. In 1998, the Company made its scheduled debt repayments of $0.3 million and paid $0.4 million to repurchase shares of its common stock from certain of its Operators from whom the Company had acquired their leasehold interests and travel center businesses.

      The Company expects to invest approximately $315 million in the Network between 1997 and the end of 2001 (with approximately $217 million of this amount having been spent by September 30, 1999) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represent normal ongoing maintenance and related capital expenditures (with approximately $10 million of this amount to be spent each year). The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. Excluding the TPOA Acquisition, the Company expects to spend approximately $78 million for capital investments in 1999.

      In order to provide for its growth, the Company, among other things, has completed refinancings in each of 1998 and 1997. In the 1998 Refinancing, completed on December 3, 1998, the Company increased its term loan facility, and its borrowings under the facility, by $150.0 million. The proceeds of the borrowing were used to redeem the Series II Senior Secured Notes ($50.0 million), fund the Burns Acquisition (approximately $56.8 million), and prefund $42.0 million of planned capital expenditures and business acquisitions, with the remainder used for costs of the 1998 Refinancing and accrued interest. The $42.0 million for prefunded capital expenditures and business acquisitions was required to be maintained in a cash collateral account and to be used only for such expenditures, which it since has been. The TPOA Acquisition was completed effective June 1, 1999 and the Company used $30.0 million from the collateral account to partially fund this acquisition. During the first quarter of 1999, $12.0 million was withdrawn from the collateral account to fund capital expenditures. As of September 30, 1999, the Company had available $13.4 million of its $40.0 million revolving credit facility.

      The Company anticipates that it will be able to fund its 1999 working capital requirements and capital expenditures primarily from funds generated from the refinancing, funds generated from operations and asset sales, and, to the extent necessary, from borrowings under the revolving facility. The Company’s long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

Freightliner Relationship

      In July 1999, the Company signed an agreement with Freightliner Corporation (“Freightliner”) to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner’s customers (the “Freightliner Program”). Under the agreement, the Company will be incorporated into Freightliner’s 24-hour customer assistance center database and be a major referral point for emergency and roadside repairs and will also have access to Freightliner’s parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler Company, is the leading heavy truck manufacturer in North America. The Company believes this relationship will result in an increase in nonfuel revenues generated by the Company’s truck maintenance and repair shops. Freightliner also acquired a minority ownership interest in the Company through the purchase of 200,000 shares of the Company’s common stock for $6.7 million.

Environmental Matters

      The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements. The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $7.7 million as of September 30, 1999. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

Year 2000 Readiness Disclosure

      The Year 2000 issue results from date sensitive computer programs that improperly handle dates beyond 1999. This issue will impact virtually every business that relies on a computer, including the Company, its customers and suppliers and other third party service providers such as credit and trucking fleet billing card providers, utilities and other basic service providers. The Company’s management is working to ensure that its Year 2000 issues are addressed on a company-wide basis, which includes (1) internal information technology (IT) systems such as any hardware and software used to process daily operational data and information; (2) non-IT systems or embedded technology such as micro-controllers contained in various equipment; and (3) Year 2000 compliance of key third parties, including suppliers, customers and third party credit and trucking fleet billing card providers, especially those with which the Company conducts business electronically.

      The Company is currently in the process of making its IT systems Year 2000 compliant. As a result of the Combination Plan, management determined a new IT system was required to handle the combined operations of TA and National, as neither TA’s nor National’s IT systems had the capability of handling the combined operations as effectively as desired. To this end, the Company has begun implementing the SAP Enterprise Resource Planning system in a phased approach. The SAP system is Year 2000 compliant, and the Company began using the financial, asset management and project system modules of the new system during the second quarter of 1999. A second phase of the implementation of SAP, which will replace the Company’s fuel management and accounting systems, is targeted for completion in December of 1999. This implementation has not been accelerated due to Year 2000 issues. Only minor modifications are necessary to current systems that will continue to be used, such as the Access fleet billing system and certain retail point of sale systems, and management is confident these modifications will be completed and tested prior to December 31, 1999. The costs of these modifications are not expected to be material to the Company’s financial position or results of operations.

      The Company is currently in the process of surveying and testing its significant non-IT systems, such as in fuel pumps, cash registers and truck repair equipment, to determine whether such systems are Year 2000 compliant. As a result of the significant capital improvements made at the Company’s sites over the past few years, substantially all of the Company’s mission critical non-IT systems recently have been upgraded or are in the process of being upgraded and are believed to be Year 2000 compliant, although the Company is still in the process of formally testing, evaluating and replacing its non-IT systems. The Company expects to complete this process by December 31, 1999.

      The Company’s management believes that its efforts and plans to ensure its internal IT and non-IT systems are Year 2000 compliant are adequate and, therefore, the greatest risk to the Company’s operations lies with third parties. The Company has contacted key third parties and has conducted testing of interfaces to ensure Year 2000 compliance. This testing was completed as of October 31, 1999. The most critical of these third parties are those companies which provide billing services to our customers and interface to our critical fuel desk POS system and the most reasonably likely worst case scenario for the Company is a failure in the interfaces to the third party billing companies. The POS system is currently Year 2000 compliant and testing with all major billing services interfacing to that system is complete. With this testing and implementation completed, a major risk factor with regard to Year 2000 readiness has been minimized, if not eliminated. A contingency plan to deal with an interface failure is being developed.

      While management believes the Company is adequately addressing the Year 2000 issue and will not suffer a material adverse effect from such issues, there is no guarantee that the estimated completion dates and costs will be achieved. In addition, there is no guarantee that key third parties will be successful in completing their Year 2000 efforts. If needed modifications are not made on a timely basis, including to third parties’ systems, and/or contingency plans are not implemented, the Year 2000 issue could have an adverse effect on the Company’s operations and, potentially, its financial condition.

Recently Issued Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For the Company, adoption of this standard, as subsequently amended, is required for the first quarter of 2001. At this time, the Company has not completed its analysis of the effect on its financial statements of adopting FAS 133. However, as the Company utilizes derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on the Company’s statement of income is not expected to be material.

Forward-Looking Statements

      The Company is making this statement in order to satisfy the “safe harbor” provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management’s expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan, integrating the Burns Network and TPOA Network sites into the Network, and implementing the Freightliner Program. The forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to commodity price risk and interest rate risk. The Company’s fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under “cost plus” pricing formulae, which minimize the effect on the Company’s margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during 1998 was immaterial. There were no open derivative contracts during the nine months ended September 30, 1999 or at September 30, 1999. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. During the first quarter of 1999, in order to partially mitigate its interest rate risk, the Company entered into two interest rate swap agreements with a counterparty. The first swap agreement fixes the interest rate on a notional amount of the Company’s variable rate indebtedness of $35 million of three-month LIBOR, within a floor of 5.00% and a cap of 6.75%. The second swap agreement is related to the Company’s $125 million Senior Subordinated Notes due 2007 and provides that the Company pay a variable interest rate based on a six-month LIBOR, with a floor of 9.25% and a cap of 11.8%. Regarding the Company’s debt obligations with interest rate risk, there were no material changes from the information provided in the Company’s Form 10-K for the year ended December 31, 1998.

Part II. Other Information

Item 1. Legal Proceedings

      The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. In the opinion of management, the Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company’s business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the third quarter.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Exhibit

4.1	Investment and Option Agreement dated July 21, 1999 between the Company and Freightliner Corporation

10.1	Operating Agreement of Freightliner Corporation and the Company, dated July 21, 1999

10.2	Agreement for Lease, dated as of September 9, 1999, among TA, National and TCA Network Funding, LP

10.3	Lease Agreement, dated as of September 9, 1999, among TA, National and TCA Network Funding, LP

27	Financial Data Schedule

(b) Reports on Form 8-K

      On August 17, 1999, the Company filed a report on Form 8-K/A related to its acquisition of TPOA.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TravelCenters of America, Inc. (Registrant)

Date:	November 15, 1999	By:	/s/ James W. George

		Name:	James W. George

		Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)