Form 10-K405
period 1999-12-31
TRAVELCENTERS OF AMERICA INC
filed 2000-03-30
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31,1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 15, 2000, there were outstanding 881,059 shares of Common Stock, par value $0.01 per share. The outstanding shares of Common Stock of the registrant were issued in transactions not involving a public offering. As a result, there is no public market for the registrant's Common Stock.

                                      INDEX

PART I
     Item 1.      Business......................................................................................2
     Item 2.      Properties...................................................................................10
     Item 3.      Legal Proceedings............................................................................11
     Item 4.      Submission of Matters to a Vote of Security Holders..........................................12

PART II
     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters........................12
     Item 6.      Selected Financial Data......................................................................13
     Item 7.      Management's Discussion and Analysis.........................................................15
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...................................25
     Item 8.      Financial Statements and Supplementary Data..................................................26
     Item 9.      Changes in and Disagreements With Accountants................................................61

PART III
     Item 10.     Directors and Executive Officers of the Registrant...........................................62
     Item 11.     Executive Compensation.......................................................................62
     Item 12.     Security Ownership of Certain Beneficial Owners and Management...............................62
     Item 13.     Certain Relationships and Related Transactions...............................................62

PART I
     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................63

SIGNATURES        .............................................................................................65

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         TravelCenters of America, Inc. (the "Company") owns, operates and franchises more full-service travel centers in the United States than any of its competitors, with 158 network sites located in 40 states nationwide, including 118 Company operated locations (the "Network"). The Company's travel centers are full service facilities offering a broad range of fuel and nonfuel products, services and amenities to trucking fleets, professional truck drivers and other motorists. In addition to diesel fuel and gasoline, the travel centers provide truck maintenance and repair services and products, full service and quick serve restaurant ("QSR") dining, travel and convenience stores, telecommunications services and various hospitality and rest-related amenities. This broad range of products and services distinguishes the travel centers from traditional truckstops, which focus on the sale of diesel fuel, and provides diverse revenue sources for the Company. In addition, the Company is the only industry participant with a centralized procurement, warehousing and distribution system. The Company owns 147 of the sites in its Network and the other eleven sites are owned by independent franchisees.

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


         The travel centers feature a variety of well recognized national brands which attract professional truck drivers, motorists and other customers who often satisfy both fuel and nonfuel needs at the same stop. The Company's nationally recognized QSR and motel brands include Burger King, Popeye's Chicken, Dunkin' Donuts, Pizza Hut, Sbarro, Subway, Taco Bell, DayStop, HoJo Inn, Rodeway and Travelodge. The Company also offers such well recognized gasoline brands as Amoco, Arco, BP, Chevron, Conoco, Exxon, Mobil, Shell and Unocal 76. This portfolio of brands strongly appeals to what market research indicates are customers' priorities of quality, convenience and consistency of product offerings, as well as cleanliness and safety.


HISTORY AND ORGANIZATION


         The Company was formed in 1992 by an institutional investor group (the "Investor Group") led by The Clipper Group, L.P. ("Clipper"), as well as certain then prospective franchisees and individuals who at the time were members of the Company's management. The Company was originally incorporated as National Auto/Truckstops Holdings Corporation but changed its name in March 1997. The Company is a holding company whose sole assets consist of the stock of its four direct wholly-owned subsidiaries: TA Operating Corporation, d/b/a TravelCenters of America ("TA"), National Auto/Truckstops, Inc. ("National"), TA Franchise Systems, Inc. ("TAFSI") and TA Licensing, Inc. ("TA Licensing"). TA has one wholly-owned subsidiary, TA Travel, L.L.C. ("TA Travel"). Prior to March 1997, the Company had two wholly-owned subsidiaries, National and TA Holdings Corporation ("TA Holdings"). TA Holdings was the parent of TA, which itself was the parent of TAFSI. In March 1997, a restructuring was completed whereby the current structure was effected and TA Holdings was merged into the Company. TA Travel was organized in October 1997. TA Licensing was acquired in June 1999.


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

         In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets (the "National Network") of a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") in a series of asset purchase transactions. The National Network included a total of 139 facilities, of which 95 were Leased Sites, 42 were Franchisee-Owner Sites, and two sites were Company-operated Sites. As part of the National Acquisition, Unocal agreed to indemnify the Company against certain environmental liabilities occurring prior to 1993 (the "Unocal Environmental Agreement," see "-Regulation-Environmental Regulation"), entered into a noncompetition agreement for a ten-year period terminating on April 13, 2003, granted the Company a license to use certain Unocal trademarks, and granted the Company a royalty-free license to use the ACCESS on-line information retrieval and credit card system. The National Network, which operates under the licensed "Unocal 76" and related trademarks, has been providing quality products and services for over 35 years and until 1997 had been the largest chain of full service travel centers or truckstops, based on number of locations in the United States. Pure Oil Company ("Pure") founded the National Network and Unocal acquired the National Network in connection with Unocal's merger with Pure in 1965.


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

         In December 1998, the Company acquired (the "Burns Acquisition") substantially all of the truckstop network assets (the "Burns Network") of Burns Bros., Inc. and certain of its affiliates (collectively "Burns"). Specifically, the Company acquired from Burns the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns (the two remaining sites were closed by Burns); the equipment and inventory used in Burns' fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets. The 17 acquired sites are located in 9 western and north western states.


         Effective June 1, 1999, the Company entered into a merger agreement pursuant to which the Company acquired (the "TPOA Acquisition") 100% of the stock of Travel Ports of America, Inc. ("TPOA"). TPOA operated a network (the "TPOA Network") of 16 travel centers in seven states, primarily in the northeastern U.S. Upon consummation of the merger, TPOA's subsidiary, Travel Ports Systems Inc. (now known as TA Licensing), became a direct subsidiary of the Company by way of a dividend to the Company and TPOA was merged into TA.

         In July 1999, the Company signed an agreement with Freightliner Corporation ("Freightliner") to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers (the "ServicePoint Program"). Under the agreement, the Company's truck repair facilities are being added to Freightliner's 24-hour customer assistance center database to be a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler Company, is the leading heavy truck manufacturer in North America. Freightliner also acquired a minority ownership interest in the Company.

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

         From 1997 through 1999 the Company, pursuant to the Combination Plan, significantly reshaped the composition of the Existing Networks as follows:


         - 32 Leased Sites were converted to Company-operated Sites, five during 1998 and 27 during 1997,

         -        27 Franchisee-Owner Sites were terminated, all during 1997,

         - 22 Company-Owned Sites were sold, five during 1999, two during 1998 and 15 during 1997,


         - All National Network Company-operated Sites were converted to TA Network Company-operated Sites during 1997,

         - Operators of 30 National Network Leased Sites terminated their franchise agreements with National and signed franchise agreements with TAFSI, one in 1999 and 29 in 1997.

         Consequently, and giving effect to the Burns Acquisition and the TPOA Acquisition, as of December 31, 1999, the Company's Network was comprised of 158 sites, of which only one continued to operate under a National franchise agreement.

         In 1997, the Company initiated a capital program to upgrade, rebrand and reimage the Network's travel centers and to build new travel centers (the "Capital Program"). Under this Capital Program, as revised as a result of the Burns Acquisition and the TPOA Acquisition, the Company intends to invest approximately $340 million in the Network's sites by the end of 2001, with $237 million having been spent by the end of 1999. The Operators and Franchisee-Owners will also be investing additional amounts for reimaging and other projects at the sites they operate.

The following table summarizes the changes in the composition of the Network since the Combination Plan and Capital Program were implemented.


                                           COMPANY-                     FRANCHISEE-
                                           OPERATED        LEASED          OWNER          TOTAL
                                             SITES          SITES          SITES          SITES
                                         -------------- -------------- -------------- --------------
Number of  sites at December 31, 1996          58             77             35             170

1997 Activity:
   -New sites                                   -              -              1              1
   -Conversions of Leased Sites to
     Company-operated Sites                    27            (27)             -              -
   -Sales of sites                              -            (15)             -            (15)
   -Terminations of Franchisee-
     Owner Sites                                -              -            (27)           (27)
                                             ------         ------         ------         -----
Number of sites at December 31, 1997           85             35              9             129

1998 Activity:
   -New sites                                   -              -              1              1
   -Conversions of Leased Sites to
     Company-operated Sites                     5             (5)             -              -
   -Sales of sites                             (2)             -              -             (2)
   -Burns Acquisition                          17              -              -             17
                                             ------         ------         ------         ----
Number of sites at December 31, 1998           105            30             10             145
                                             ------         ------         ------         -----

1999 Activity:
   -New sites                                   2              -              1              3
   -Sales of sites                             (4)            (1)             -             (5)
   -TPOA Acquisition                           16              -              -             16
                                             ------         ------         ------         ----
Number of sites at December 31, 1999           119            29             11             159


Closed sites (held for development)            (1)             -              -             (1)
Closed sites (held for sale)                   (2)             -              -             (2)
                                             ------         ------         ------         -----
Number of operating sites at
   December 31, 1999                           116            29             11             156
New sites under development                     2              -              -              2
                                             ------         ------         ------         ----
Total sites at December 31, 1999               118            29             11             158
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

         In order to complete the Burns Acquisition and facilitate future Network growth and development, including the TPOA Acquisition, in December 1998 the Company increased the Term Loan by $150 million (the "1998 Refinancing"). Of the total amount borrowed, $50 million was utilized to retire the Company's Series II Senior Secured Notes and $42 million was utilized during 1999 to partially fund the TPOA Acquisition and to fund other planned capital expenditures. See "Liquidity and Capital Resources" in Item 7 for further discussion of the 1998 Refinancing.

SUPPLY

         The Company purchases fuel from various suppliers at rates that fluctuate with market prices and reset daily, and resells fuel to certain franchisees and to the public at prices that the Company establishes daily. By contracting for only a portion of its monthly diesel fuel requirements and by establishing supply relationships with an average of four or five alternate suppliers per location, the Company has been able effectively to create competition for the Company's business among the Company's various diesel fuel suppliers on a daily basis. This flexibility has improved the Company's purchasing position and helped it partially to offset the decline in retail diesel fuel margins. Other than pipeline tenders, fuel purchases made by the Company are delivered directly from suppliers' terminals to the travel centers. The Company operates a small fleet of tankers to haul fuel to certain of its own sites and to deliver supply to a select number of wholesale customers, but contracts with common carriers for the majority of its fuel hauling needs. The Company does not keep substantial quantities of fuel in inventory and is therefore susceptible to price increases and interruptions in supply. In the western United States the Company utilizes pipeline tenders and leased terminal space to mitigate the risk of supply disruptions, while in the eastern United States the Company owns and operates its own product terminal for this purpose. The Company currently engages in only minimal hedging in connection with its fuel purchases.

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

COMPETITION

         The travel center and truckstop industry is highly competitive and fragmented. Based on industry data, the Company believes that there are approximately 2,500 travel centers and truckstops nationwide, of which only approximately 830 are sites within the 10 chains that operate 25 or more sites and are therefore capable of providing at least regional coverage to trucking fleet customers. In the United States, there are generally two types of facilities designed to service the trucking industry: pumper-only truckstops, which provide fuel, typically at discounted prices, with limited additional services, and full service travel centers, such as those in the Company's networks, which offer a broad range of products and services to fleet and independent truck drivers and nontruck traffic, including fuel products, fast food and casual dining restaurants; truck maintenance and repair products and services; other driver amenities; and secure parking areas. Of the 2,500 sites across the nation, only approximately 500 are considered full-service facilities. Fuel and nonfuel products and services can be obtained by long-haul truck drivers from a wide variety of sources other than the Company, including regional full service travel center and pumper-only truckstop chains, independently owned and operated truckstops, some large service stations and fleet-operated fueling terminals.


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

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS


         Pursuant to the Combination Plan, the Company offered a new TAFSI franchise agreement (the "Network Franchise Agreement") and a new lease agreement (the "Network Lease Agreement" or "Network Lease" and, together with the Network Franchise Agreement, the "Network Agreements") to certain of National's then existing Operators, and in connection therewith, upon such franchisee's acceptance of such offer, terminated the then existing National lease (the "National Lease Agreement") and National franchise agreement (the "National Franchise Agreement," and, together with the National Lease Agreement, the "National Agreements") at those locations. During 1997, 29 former National Operators signed Network Agreements with the Company. During 1999, one of the two remaining National Operators signed a Network Franchise Agreement with the Company. Existing TA Franchisee-Owners will be allowed to continue their franchises under the Network Franchise Agreement upon expiration of their existing TA franchise agreements (the "Existing TA Franchise Agreements"), which have an average remaining term of approximately seven years.

         TA Licensing licenses its trademarks to the Company, TA and TAFSI. The Company enters into its franchise agreements with Operators and Franchisee-Owners of travel centers in the TA Network through TAFSI, and TAFSI collects franchise fees and royalties under such agreements. TAFSI's assets consist primarily of the rights under the Existing TA Franchise Agreements, the Network Franchise Agreements and its trademark licenses from TA Licensing. TAFSI has no significant tangible assets. The National Franchise Agreement is between National and the respective Operator.


REGULATION

         Franchise Regulation. The relationship between National and the National Network Operator is governed by the Petroleum Marketing Practices Act (the "PMPA"), 15 U.S.C. Section 2801 et.seq. The relationship between TAFSI and the TA Network Operators and Franchisee-Owners is not governed by the PMPA because TAFSI does not license its franchisees to sell fuel under a refiner's brand. Among other things, the PMPA limits the circumstances under which franchisors such as National may terminate or fail to renew a franchise agreement, and it imposes notification and other requirements in those cases where termination or nonrenewal is permissible.

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

The PMPA, which applies to the National Network Operator, preempts state laws with respect to termination or nonrenewal unless such laws are consistent with the PMPA. Finally, a number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable antitrust laws at the federal and state levels.

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


         The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated Sites and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company has made necessary upgrades to USTs to comply with federal regulations that took effect on December 22, 1998, and believes that all of its travel centers, including those acquired in the Burns Acquisition and the TPOA Acquisition, are in material compliance with applicable requirements of Environmental Laws.


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


         In connection with the Burns Acquisition, all of the 17 sites acquired were subject to Phase I environmental assessments. Based on the results of those assessments, nine of the sites were subject to Phase II environmental assessments. The purchase price paid to Burns was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns (the "Burns Agreement"), the Company released Burns from any environmental liabilities that may have existed as of the Burns Acquisition date, other than certain non-waived environmental claims as specified in the Burns Agreement.

         In connection with the TPOA Acquisition, all of the 16 sites acquired were subject to Phase I environmental assessments. Based on the results of those assessments, five of the sites were subject to Phase II environmental assessments. The results of these assessments were taken into account in recognizing the related environmental contingency accrual for purchase accounting purposes.


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

EMPLOYEES

         As of December 31, 1999, the Company employed approximately 11,000 people on a full- or part-time basis. Of this total, approximately 10,630 are employees at the Company-operated Sites and in fuel transportation, approximately 300 perform managerial, operational or support services at the headquarters or elsewhere and approximately 70 employees staff the Distribution Center. All of the Company's employees are non-union.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5634. The Distribution Center is a leased 85,000 square foot facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

         Of the 158 Network locations as of December 31, 1999, 118 are Company-operated Sites, 29 are Leased Sites and the remaining 11 sites are not owned by the Company. In addition to these operating travel center locations, the Company has two closed travel center facilities being held for sale and one closed site being held for future development. Of these total 147 owned sites, the land and improvements at nine are leased, the improvements but not the land at four are leased, three are subject to ground leases of the entire site and seven are subject to ground leases of portions of such sites. The Company considers its facilities suitable and adequate for the purposes for which they are used.

         Each of the Company's travel centers is a full service facility located on or near an interstate highway and identified with TA, Unocal 76, Burns Bros. Travel Stops or Travel Port signage. As part of the Combination Plan and Capital Program, substantially all National Network, Burns Network and TPOA Network travel centers that have been added to the Network have been rebranded under the TA trademark or will be so rebranded during 2000. All fuel and nonfuel products and services are generally available 24 hours per day and 365 days per year at all Network locations.

         Property. The layouts of the Company-owned travel centers vary from site to site. Generally, the Company-owned facilities are located on properties averaging 22 acres, of which an average of approximately 19 acres are developed. The majority of the developed acres contain the main building, housing one or more restaurants, a travel and convenience store and driver amenities, a truck maintenance and repair shop, separate truck and car fuel islands, separate truck and car paved parking and, in some cases, motels. The remaining developed acres contain landscaping and access roads.

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


         Truck Maintenance and Repair Shop. Other than at the Burns Network and TPOA Network sites, virtually all of the Company's travel centers have truck maintenance and repair shops which operate 24 hours per day and 365 days per year. Currently, only five Burns Network sites and 11 TPOA Network sites include truck maintenance and repair shops. The typical travel center repair shop has between two and four service bays, a parts storage room and fully trained mechanics on duty at all times. These shops offer extensive maintenance and emergency repair and road services, from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems.

         In July 1999, TA entered into an operating agreement with Freightliner to brand the TA truck repair shops as Freightliner ServicePoint facilities. As ServicePoint facilities, the TA shops are authorized to perform a limited menu of warranty repairs on trucks purchased from Freightliner and are being added to Freightliner's 24-hour customer assistance center database to be a major supplier of emergency and roadside repairs. TA shop employees also have access to Freightliner's parts distribution, service and technical information systems. This program is being implemented in a phased approach over several months and is expected to be fully implemented by the end of 2000. As part of the implementation at a TA site, the TA shop employees are trained at Freightliner's training center, the necessary Freightliner systems software and hardware are installed and the ServicePoint signage is installed. At December 31, 1999, there were 37 TA sites operating in the ServicePoint program.


         Main Building. The main building at each travel center contains a full service restaurant and, in many instances, one or more QSRs; a travel and convenience store; a fuel desk; driver amenity areas, including a lounge, television room, private showers and laundry; and ATM machines, as well as office space and training rooms for the employees of the travel center.

         Full Service and Fast Food Restaurants. Substantially all Company travel centers have full service restaurants that offer seating for an average of approximately 140 customers. The Network has associated its full service restaurants with the Company-owned "Country Pride," "Buckhorn Family Restaurants" and "Mrs. B's" brand names. The Company has also promoted the installation of nationally branded fast food restaurants, such as Burger King, Popeye's Chicken, Dunkin' Donuts, Pizza Hut, Sbarro, Subway and Taco Bell at its travel centers. The Company generally attempts to locate QSR offerings within the main travel center building (as opposed to constructing stand-alone buildings). As of December 31, 1999, 89 of the 147 Company-owned travel centers offered at least one branded QSR.

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

         Motels. Twenty-one of TA's travel centers currently have Company-owned motels, with an average capacity of 35 rooms. Fifteen of these motels are operated under franchise grants from nationally branded motel chains, including DayStop, HoJo Inn, Super 8, Rodeway and Travelodge. The remaining six motels are TA branded motels.

         Additional Services. Most TA travel centers provide professional drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications, and a banking desk where drivers can cash checks and receive funds transfers from fleet operators. Most sites have installed telephone rooms with 20 to 25 pay telephones with AT&T long distance service. To meet the personal needs of truck drivers, the typical travel center has designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a barber shop, a laundry area with washers and dryers, 6 to 12 private showers and dressing rooms. Certain travel centers located in Louisiana, Nevada and Oregon also feature gaming operations. All travel centers have truck scales.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. Management believes the Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market information. The outstanding shares of Common Stock of the registrant were issued in transactions not involving a public offering. As a result, there is no public market for the registrant's Common Stock.


         (b) Holders. As of March 15, 2000, the outstanding shares of Common Stock were held of record by 52 stockholders, of which 26 stockholders have their shares included in a voting trust (see Item 13-"Certain Relationships and Related
                  Transactions").


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

ITEM 6.  SELECTED FINANCIAL DATA


         The following table sets forth selected historical financial data for the Company. Such data presents the Company's investment in TA as net assets of subsidiary held for disposition until September 30, 1996. Such data should be read in conjunction with "Management's Discussion and Analysis" and the audited financial statements of the Company included elsewhere in this Report. The results of operations and other financial and operating data of the 17 sites acquired in the Burns Acquisition and the 16 sites acquired in the TPOA Acquisition are included in the Company's consolidated financial statements beginning on December 4, 1998 and June 1, 1999, respectively.


                                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1999           1998            1997          1996(1)        1995(1)
                                               -----------    -----------    -----------    -----------    -----------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA(2):
     Revenues:
         Fuel ..............................   $   955,105    $   554,735    $   708,637    $   550,212    $   376,148
         Nonfuel ...........................       479,059        347,531        293,843         99,991         27,948
         Rent and royalties                         20,460         21,544         36,848         46,055         51,801
                                               -----------    -----------    -----------    -----------    -----------
             Total revenues ................   $ 1,454,624    $   923,810    $ 1,039,328    $   696,258    $   455,897
     Gross profit (excluding depreciation) .   $   403,544    $   296,661    $   266,244    $   127,564    $    79,074
     Income from operations ................   $    38,375    $    19,093    $    22,345    $    24,118    $    29,884
     Extraordinary loss ....................   $      --      $    (3,905)   $    (5,554)          --      $      --
     Net income (loss) .....................   $        99    $    (8,082)   $    (5,763)   $     5,533    $     9,926
     Income (loss) before
       extraordinary item per common
       share:
             Basic .........................   $    (12.96)   $    (21.12)   $     (7.56)   $     (0.81)   $      3.04
             Diluted .......................   $    (12.96)   $    (21.12)   $     (7.56)   $     (0.81)   $      0.57
BALANCE SHEET DATA (END OF PERIOD):
     Total assets ..........................   $   659,862    $   610,061    $   507,792        425,889    $   297,231
     Total debt (net of unamortized
        discount)..                            $   405,970    $   392,459    $   290,125    $   224,435    $   139,991
     Mandatorily redeemable preferred
        stock(3) ...........................   $    79,739    $    69,974    $    61,404    $    53,885    $    47,286
     Working capital .......................   $    35,232    $    99,568    $    86,103    $    23,766    $     9,872
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
     gallons) ..............................     1,370,017        973,812        975,495        713,754        641,901
     Capital expenditures, excluding
        acquisitions of network assets .....   $    87,401    $    65,704    $    60,818    $    20,545    $    19,930
     EBITDA(4) .............................   $    97,976    $    68,708    $    63,553    $    60,940    $    63,198
     Cash flows (used in) provided by:
        Operating activities ...............   $    44,712    $    48,521    $    41,670    $    27,620    $    19,436
        Investing activities ...............   $  (136,016)   $  (125,505)   $   (37,987)   $   (22,254)   $   (17,601)
        Financing activities ...............   $    20,144    $    94,428    $    44,294    $    15,222    $   (14,141)
     Ratio of EBITDA to interest expense,
        net(5) .............................          2.63           2.71           2.78           2.82           2.95
NUMBER OF SITES (END OF PERIOD)(6):
     Company-operated Sites ................           118            103             83             58             46
     Leased Sites ..........................            29             30             35             77             89
     Franchisee-Owner Sites ................            11             10              9             35             38
                                               -----------    -----------    -----------    -----------    -----------
             Total Sites ...................           158            143            127            170            173
                                               ===========    ===========    ===========    ===========    ===========

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

(2) The Company completed the Burns Acquisition effective December 4, 1998 and the TPOA Acquisition effective June 1, 1999. The results of operations and cash flows from the sites acquired in the Burns Acquisition and the TPOA Acquisition are included beginning on those dates.

(3) "Mandatorily redeemable preferred stock" is comprised of two series of convertible preferred stock which accumulate dividends semi-annually at a compound annual rate of 13.5%. Both series are mandatorily redeemable in 2008 and are held by certain members of the Investor Group.


(4) "EBITDA" is defined herein as income from operations plus the sum of (a) depreciation, amortization and other noncash charges, (b) transition expense, and (c) gains and losses on sales of property and equipment, and is presented because it is commonly used by certain investors and analysts to analyze and compare operating performance, and to determine a company's ability to service and incur debt. EBITDA should not be considered in isolation from, or a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of profitability or liquidity. The EBITDA amounts herein present the Company's results as though TA had not been accounted for as a subsidiary held for disposition and had, instead, been fully consolidated (see Note 1 above).

(5) The ratio of EBITDA to interest expense, net set forth is different than the Consolidated Coverage Ratio (as defined in the indenture related to the Company's 10 1/4% Senior Subordinated Notes due 2007). The Consolidated Coverage Ratios for the years ended December 31, 1999, 1998 and 1997 were 2.56, 2.21 and 2.08, respectively.


(6) The number of sites data shown for all years reflects the total number of Company sites, regardless of the brand names under which they are operating.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the audited financial statements.

OVERVIEW


         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more full-service travel centers in the United States than any of its competitors with 158 network sites nationwide, including 147 Company-owned locations. The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In December 1998, the Company acquired the Burns Network and in June 1999 the Company acquired the TPOA Network. Historically, under the Company's ownership, National operated principally as a fuel wholesaler and franchisor, with relatively few Company-operated sites. As a result, its revenues consisted primarily of wholesale diesel fuel sales to Operators and Franchisee-Owners, rent from Operators of Leased Sites and nonfuel franchise royalty payments. In contrast, TA operated principally as an owner-operator of travel centers, as did Burns and TPOA. Consequently, while
TA derived the majority of its revenues from retail diesel fuel sales, the majority of its gross profit has been derived from, and its principal strategic focus has been, the sale of higher margin nonfuel products and services.


COMBINATION PLAN


         There are three primary elements to the Combination Plan that was adopted in January 1997 and has been executed by the Company from 1997 through 1999: (1) integrating the management of the TA and National Networks, (2) converting the Existing Network sites to one Network, and (3) rationalizing and further developing the Company's Network. As a result of implementing the Combination Plan, and integrating the Burns Network and TPOA Network sites, for the years ended December 31, 1999, 1998 and 1997, the Company incurred approximately $4.0 million, $3.6 million and $15.2 million, respectively, of expense, included in transition expense in the Company's consolidated financial statements. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network, Burns Network and TPOA Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the various networks into the Network, including relocation, travel, training, and legal expenses. Transition expenses are expected to aggregate approximately $23.5 million, with the remainder of the expenses to be incurred in 2000.


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


         During 1997, 15 National Network Leased Sites were sold to the operators of those sites for a net gain on sale of $11.9 million and all 27 of the National Network Franchisee-Owner Sites were terminated. In 1998, two Company-operated Sites were sold for a net gain on sale of $0.7 million. In 1999, five Company-owned sites (including three sites obtained in the Burns Acquisition or TPOA Acquisition) were sold for a net gain on sale of $1.5 million. At December 31, 1999, two closed sites were being held for sale. The net carrying value of these two sites at December 31, 1999 is $1.5 million and the Company expects them to be sold for a gain.

         In addition to the sites held for sale, the Company may sell other operating sites. As the Company acquires additional sites, such as in the Burns Acquisition and TPOA Acquisition, new market overlaps are created, thus providing the opportunity to sell sites if buyers offering sufficient amounts can be identified. Further, the Company's agreements with its franchisees provide the franchisees with limited protected territories in which the Company may not operate TA branded facilities. In such cases, sales of sites within those territories may become necessary or economically attractive.

         In addition to the site sales and terminations, the Combination Plan, as well as the Company's strategic plan, contemplates further development and expansion of the Network into key markets where the Network is not adequately represented, which involves constructing or acquiring new sites as well as improving existing sites. Pursuant to the Capital Program, as adjusted for the Burns Acquisition and the TPOA Acquisition, a significant amount of the capital expenditures planned for 1999 through 2001 are for improvements at existing sites such as reimaging, rebranding, constructing new QSRs, expanding the travel stores and convenience stores, expanding existing and constructing additional shop bays, and rebranding and upgrading the gasoline islands. Further, the Company expects to continue developing its Network through the construction of sites in new markets and the rebuilding of older sites.

         To continue the Company's growth and amplify its national brand identity, in 1995 the Company embarked on a project to design a prototype travel center. The Company conducted extensive market research in order to design a travel center that would appeal to the needs of the Company's core fleet customer base and better position itself to capture more "four wheel" consumer traffic, and developed a prototype travel center design (the "Prototype"). In addition to the Prototype, the Company has designed a smaller format ("Protolite") to better match facility offering to market size in smaller markets. The Prototype or Protolite designs will be used for all new travel centers constructed. The Prototype design concepts are also being utilized in all of the Company's site re-imaging projects. The first three newly constructed Prototype travel centers opened for business in May, October and December of 1999, and the first Protolite travel center opened in December 1999. At December 31, 1999, there were two additional Prototype travel centers under construction that are expected to open in the first half of 2000. During 2000 and 2001, the Company intends to begin construction of at least five additional Prototype or Protolite travel centers. Excluding land, the average costs of a Prototype travel center and a Protolite travel center are approximately $8.0 million and $5.0 million, respectively. To date, the completed and planned new or rebuilt sites are being funded through a combination of capital expenditures and build-to-suit operating leases.

Converting the Existing Networks into One Network


         As described above, there were 122 sites in the National Network at the outset of the Combination Plan and a key component of the Combination Plan is to integrate the Existing Networks into one. This task was partially completed by the sales of 17 Leased Sites and the termination of 27 Franchisee-Owner sites during 1997 and 1998. A second step was the conversion of all National Network Company-operated Sites to TA Network Sites. This conversion involved significant costs for activities such as hiring and training employees at the sites, installing TA's store, shop and accounting systems and programs, implementing TA management, marketing, operations, safety and training programs, relocating site management employees and rebranding the sites as TA sites. The remaining step was conversion of the Leased Sites, which has been accomplished in two ways: acquiring the leasehold interests of the Operators at 32 Leased Sites (five in 1998 and 27 in 1997) and negotiating Network Agreements with the Operators at 30 Leased Sites (one in each of 1999 and 1998 and 28 in 1997), one of which was sold to the operator during 1999. One Operator of a Leased Site who had signed the Network Agreements sold his leasehold interest to the Company during 1998. As a result of the above, at December 31, 1999, there remained only one site operating under the National Agreements.

         The process of converting Leased Sites from the National Agreements to the Network Agreements included rebranding of the travel centers, installation of TA's store and shop programs, training of the franchisees in TA's operating procedures and revisions to the franchise and lease agreements that reduced the fixed rent payable by the Operators but increased the royalties to be paid by the Operators (calculated as a percentage of nonfuel revenues and a rate per gallon of fuel sold). Converting to the Network Agreements has resulted in reduced revenue in the short term, but the Company believes that, in the long term, total revenue will be increased as a result of the increased royalty rates and increased franchisee fuel sales volume and nonfuel revenues.


NETWORK COMPOSITION


         The change in the number of sites within the Company's network is the most significant factor driving the changes from the prior year in the Company's results of operations. During the second and third quarters of 1998, the Company converted five Leased Sites to Company-operated Sites and sold one closed site. In December 1998, the Company acquired 17 Company-operated Sites in the Burns Acquisition. In June 1999, the Company acquired 16 Company-operated Sites in the TPOA Acquisition. Also during 1999, the Company sold three Company-operated Sites, sold one Leased Site to the Operator who signed a franchise agreement to brand the site as a Franchisee-owner Site, sold one closed site, closed two Company-operated Sites now held for sale, and opened two newly-constructed Company-operated Sites.


         The following table sets forth the number and type of ownership and management of the travel centers operating in the Company's networks.


                                                          DECEMBER 31,
                                                     -----------------------
                                                       1999          1998
                                                     --------       --------
Company-owned and operated sites(1)                       118            103
Company-owned and leased sites                             29             30
                                                     --------       --------
         Total Company-owned sites                        147            133
Franchisee-owner sites                                     11             10
                                                     --------       --------
         Total                                            158            143
                                                     ========       ========



(1) Excludes three closed sites at December 31, 1999 and two closed sites at December 31, 1998.

RESULTS OF OPERATIONS

         The results of operations of the 17 sites acquired in the Burns Acquisition and the 16 sites acquired in the TPOA Acquisition are included in the following beginning December 4, 1998, and June 1, 1999, respectively, the dates of the Burns Acquisition and TPOA Acquisition, respectively.


                                                                           YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                     1999           1998            1997
                                                                ------------------------------ ---------------
Revenues:
     Fuel.......................................................   $  955.1       $  554.7        $  708.6
     Nonfuel....................................................      479.1          347.5           293.8
     Rent and royalties.........................................       20.5           21.5            36.8
                                                                   --------       --------        --------
     Total revenues.............................................    1,454.6          923.8         1,039.3
Cost of revenues (excluding depreciation).......................    1,051.1          627.1           773.1
                                                                   --------       --------        --------
Gross profit (excluding depreciation)...........................      403.5          296.7           266.2
Operating expenses..............................................      267.1          193.7           167.1
Selling, general and administrative expenses....................       38.5           34.3            35.6
Transition expense..............................................        4.0            3.6            15.2
Depreciation and amortization...................................       53.2           44.7            35.8
(Gain) on sales of property and equipment.......................       (2.6)          (1.2)          (11.2)
Stock compensation expense......................................        5.0            2.5             1.4
                                                                   --------       --------        --------
Income from operations..........................................       38.4           19.1            22.3
Interest expense, net...........................................      (37.2)         (25.4)          (22.9)
                                                                   --------       --------        --------
Income (loss) before income taxes and extraordinary item........        1.2           (6.3)           (0.6)
Provision (benefit) for income taxes............................        1.1           (2.1)           (0.3)
                                                                   --------       --------        --------
Income (loss) before extraordinary item.........................        0.1           (4.2)           (0.3)
Extraordinary item (net of taxes)...............................        -             (3.9)           (5.5)
                                                                   --------       --------        --------
Net income (loss)...............................................   $    0.1       $   (8.1)       $   (5.8)
                                                                   ========       ========        ========
EBITDA(1).......................................................   $   98.0       $   68.7        $   63.6
                                                                   ========       ========        ========


(1) "EBITDA" is defined as set forth in Note 4 to Selected Financial Data in
Item 6.

1999 COMPARED TO 1998

Revenues

         The Company's consolidated revenues for 1999 were $1,454.6 million, which represents an increase over the prior year of $530.8 million, or 57.5%. This increase results from large increases in fuel and nonfuel revenues and a small decrease in rent and royalty revenue.

         Fuel revenue for 1999 increased by $400.4 million, or 72.2%, from 1998. The increase is attributable to increases in diesel and gasoline sales volumes as well as an increase in average pump prices. Diesel and gasoline sales volumes increased 40.7% and 53.9%, respectively, between years, due in large part to the increased number of Network sites, but also due to increased sales volumes over 1998 on a same-site basis of 11.4% for diesel fuel and 8.9% for gasoline. For the year ended December 31, 1999, the Company sold 1,370.0 million gallons of diesel and 84.5 million gallons of gasoline. Average fuel sales prices for 1999 increased 21.8% over 1998. The increase in average retail prices corresponds with the decreasing crude oil prices experienced throughout 1998 and the increasing crude oil prices beginning in March 1999.

         Nonfuel revenue in 1999 of $479.1 million reflects an increase of $131.6 million, or 37.9%, from 1998. The increase primarily results from the increased number of Company-operated Sites in the Network. Further, on a same-site basis, nonfuel revenue increased 8.8% in 1999 versus 1998, reflecting the effects of the significant capital investments the Company has made in the Network pursuant to the Capital Program.

         Rent and royalty revenue for 1999 reflects a $1.0 million, or 4.7%, decrease from the prior year. This decrease is attributable to the rent and royalty revenue lost as a result of the five conversions of Leased Sites to Company-operated Sites during 1998 and the sale of one Leased Site in 1999, somewhat offset by a same-site rent increase of 0.8% and a same-site increase of 5.7% in royalty revenue as a result of improved franchisee sales levels.

Gross Profit

         The Company's gross profit for 1999 was $403.5 million, compared to $296.7 million for 1998, an increase of $106.8 million, or 36.0%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues, fuel margins and royalty revenue, partially offset by decreased rent revenue, as discussed above.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites and the ownership and franchising-related costs of Leased Sites. Selling, general and administrative expenses ("SG&A") include corporate overhead and administrative costs.

         The Company's operating expenses for 1999 increased by $73.4 million, or 37.9%, versus the prior year. This increase reflects the increased number of Company-operated Sites and the increased level of nonfuel revenues on a same-site basis. On a same-site basis, operating expenses as a percentage of nonfuel revenues for 1999 were 54.0%, an improvement from the 54.7% for 1998.

         The Company's SG&A increased over 1998 by $4.2 million, or 12.2%, to $38.5 million in 1999. The increased SG&A primarily reflects increased staffing and other expenses (such as travel, insurance and advertising) to support the Company's growth from the Burns Acquisition and the TPOA Acquisition.

Transition Expense

         Transition expense for 1999 increased from $3.6 million in 1998 to $4.0 million in 1999. The 1999 costs were incurred in substantially completing the integration of the National Network, Burns Network and TPOA Network sites into the Company's Network. The 1998 costs were incurred to continue the combination of National and TA, as well as expenses incurred in beginning the integration of the Burns Network into the Network. The Company anticipates less than $1.0 million of such costs to be incurred in 2000, primarily related to integrating and converting the TPOA Network sites.

Depreciation and Amortization

         Depreciation and amortization of $53.2 million for 1999 increased $8.5 million from 1998. The increase in depreciation and amortization is primarily attributable to the increased level of property and equipment and intangible assets resulting from the Burns Acquisition and the TPOA Acquisition as well as the significant capital additions made in 1999 and 1998. In addition, an impairment reserve of $0.6 million recorded in 1997 with respect to certain sites being held for sale was completely reversed in 1998 due to increases in the estimated sales prices of the respective sites. These increases are offset by a one-time depreciation charge recognized in 1998.

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

Income From Operations

         Income from operations was $38.4 million for 1999, compared to $19.1 million for 1998, an increase of $19.3 million or 101.0%. In addition to the increased size of the Network and the other contributing factors discussed above, the increase is affected by a $1.4 million increase in gains on sales of property and equipment and a $2.5 million increase in stock compensation expense.

         EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains and losses from sales of property and equipment) for the Company for 1999 was $98.0 million, compared to $68.7 million for 1998. The increased EBITDA reflects the significant increase in gross margin offset by increases in operating expenses and SG&A, all of which is largely derived from the increase in the size of the Network but also from an increase in same-site EBITDA of $8.4 million or 12.0%.

Interest Expense, net

         Interest expense for 1999 was $37.2 million, $11.8 million higher than for 1998. This is a result of increased levels of indebtedness and interest rates after completing the 1998 Refinancing, increased debt from completing the TPOA Acquisition (both as discussed in Liquidity and Capital Resources below), and a general increase in interest rates throughout the credit markets.

Income taxes

         The Company's effective income tax rate for 1999 was 91.6%, which differs from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

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

Transition Expense

         Transition expense for 1998 decreased from $15.2 million in 1997 to $3.6 million in 1998. The 1998 costs were incurred in continuing to effect the combination of National and TA, as well as expenses incurred in beginning the combination of the Burns Network into the Network. The decrease from 1997 reflects the relative level of effort in 1998 versus 1997 on transition activities at the former National Network sites.

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

Interest Expense, net

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

         Net cash provided by operating activities totaled $44.7 million in 1999, $48.5 million in 1998, and $41.7 million in 1997. The decrease in net cash flows from operating activities for 1999 versus 1998 primarily results from a $29.3 million increase in EBITDA that is more than offset by an $11.8 million increase in interest expense and a $22.3 million increase in working capital requirements. The increase in net cash flows provided by operating activities in 1998 versus 1997 is primarily attributable to increased EBITDA partially offset by growth in working capital requirements primarily resulting from the increased number of Company-operated sites and increased interest expense as a result of the 1998 Refinancing.

         Net cash used in investing activities for 1999 was $136.0 million versus $125.5 million in 1998 and $38.0 million in 1997. The cash used in investing activities in 1999 includes $87.4 million for capital expenditures pursuant to the Capital Program and $57.8 million for the TPOA Acquisition. These outlays are partially offset by $9.1 million of cash proceeds from sales of property and equipment, which primarily consist of the sales of five travel center sites during 1999. The amount of net cash used in investing activities in 1998 reflects $65.7 million of capital expenditures in accordance with the Capital Program and consistent with 1997, as well as $6.4 million for the conversions of five leased sites to Company-operated Sites and approximately $56.8 million for the Burns Acquisition. These uses of cash are partially offset by $3.4 million of proceeds from sales of property and equipment comprised primarily of the sales of two Company-operated sites and condemnation proceeds related to a third Company-operated Site. The amount for 1997 reflects $75.9 million of expenditures related to capital additions and conversions of Leased Sites to Company-operated Sites, as contemplated by the Capital Program, partially offset by $38.0 million of proceeds from sales of property and equipment primarily relating to the sales of 15 Leased Sites to the respective Operators.

         Net cash flows provided by financing activities were $20.1 million in 1999, $94.4 million in 1998 and $44.3 million in 1997. The cash provided during 1999 was the result of a $6.7 million capital investment and net borrowings of $15.0 million under the Company's revolving credit facility. The Company made $1.6 million of scheduled debt repayments during 1999. The increased cash flows from investing activities in 1998 versus 1997 reflects the 1998 Refinancing. The financing activities cash flows in 1997 primarily related to the 1997 Refinancing.

         In order to provide for its growth, the Company, among other things, has completed refinancings in each of 1998 and 1997. In the 1997 Refinancing, completed on March 27, 1997, the Company repaid or exchanged all of its previously existing indebtedness and issued $125 million principal amount of Senior Subordinated Notes, $85.5 million principal amount of Senior Secured Notes ($35.5 million of fixed-rate Series I and $50.0 million of floating-rate Series II), and an $80 million term loan facility which was fully borrowed. The Company also has a $40.0 million revolving credit facility. In the 1998 Refinancing, completed on December 3, 1998, the Company increased the term loan facility, and its borrowings under the facility, by $150.0 million. The proceeds of the borrowing were used to redeem the Series II Senior Secured Notes ($50.0 million), fund the Burns Acquisition (approximately $56.8 million), and prefund $42.0 million of planned capital expenditures and business acquisitions, with the remainder used for costs of the 1998 Refinancing and accrued interest. The $42.0 million for prefunded capital expenditures and business acquisitions was required to be maintained in a cash collateral account and to be used only for such expenditures. Provisions of the debt agreements required the Company to use $30.0 million of the cash collateral account balance for a business acquisition, or to repay the $30.0 million in the event the Company did not enter a definitive purchase agreement prior to March 31, 1999, and complete the acquisition by December 31, 1999. The Company utilized the $30.0 million to partially fund the TPOA Acquisition. The Senior Notes have no amortization requirements until 2001, the Senior Subordinated Notes are due in 2007 and the Term Loan facility has annual amortization requirements of $1.4 million until 2003, when the annual amortization requirements increase significantly. The interest rate on the Term Loan was increased by a percentage point to LIBOR plus 3.75%. At December 31, 1999, the Company had available $23.5 million of its $40 million revolving credit facility.

         The Company expects to invest approximately $340 million in the Network between 1997 and the end of 2001 (with $237 million of this amount having been spent by the end of 1999) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. Approximately $50 million of the capital expenditures intended to be made represents normal ongoing maintenance and related capital expenditures. The Company has budgeted additional expenditures in order to add new sites, rebrand and reimage sites, add additional nonfuel offerings (such as QSR offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. The capital expenditures budget for 2000 is approximately $65 million.

         The Company anticipates that it will be able to fund its 2000 working capital requirements and capital expenditures primarily from funds generated from operations, funds generated from asset sales, and, to the extent necessary, from borrowings under the revolving facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

FREIGHTLINER RELATIONSHIP

         In July 1999, the Company signed an agreement with Freightliner to enter into the ServicePoint Program. Under the agreement, the Company's truck repair facilities are being added to Freightliner's 24-hour customer assistance center database to be a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. The Company believes the ServicePoint Program, which will be implemented at substantially all of the Company's truck repair shops by the end of 2000, will generate an increase in nonfuel revenues in 2000 but will have a larger effect in 2001 and thereafter.

ENVIRONMENTAL MATTERS

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements that went into effect on December 22, 1998. The Company believes it is in material compliance with those requirements. During 1999, approximately $2.6 million of environmental-related expenditures were incurred with respect to remediation, maintenance, compliance, monitoring and capital items. In addition, the Company has estimated the current ranges of estimated remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the respective Environmental Agreements and has a reserve for such matters of $7.1 million as of December 31, 1999. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date and environmental laws currently enacted, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

YEAR 2000 READINESS DISCLOSURE

         The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, the Company could still be negatively impacted if its customers, its suppliers or the third party billing companies that service the trucking industry are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant year 2000 or similar problems that have arisen or are likely to arise for its customers, its suppliers or the third party billing companies. The incremental costs to the Company of the modifications to, and replacement of, software or hardware as a result of the Year 2000 issue was not material to the Company's financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

         The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan, integrating the Burns Network and TPOA Network sites into the Network, and implementing the ServicePoint Program. The forward-looking statements should be considered in light of these factors.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to commodity price risk and interest rate risk. The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during 1999 and at December 31,1999 was immaterial. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. The Company uses interest rate swap agreements to reduce its exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in which they accrue. At December 31, 1999, the Company was involved in interest rate swap agreements with a notional principal amount of $160,250,000. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the determination of cash settlements under the agreements. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any loses from its agreements, all of which are with a major financial institution.

         The following table summarizes information about the Company's financial instruments that are subject to changes in interest rates:

                                                                  DECEMBER 31, 1999
                                            --------------------------------------------------------------
                                                      FIXED RATE                    VARIABLE RATE
                                                     INDEBTEDNESS                   INDEBTEDNESS
                                            ------------------------------- ------------------------------
                                                               WEIGHTED                      WEIGHTED
                                               PAYMENT         AVERAGE      PAYMENT           AVERAGE
                                                AMOUNT      INTEREST RATE   AMOUNT        INTEREST RATE
                                            --------------- --------------- ------------------------------
                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31:
     2000...................................  $        46         9.99%       $     1,446        9.875%
     2001...................................       17,803        10.02%             1,446
     2002...................................       17,809        10.15%             1,446
     2003...................................           66        10.28%            65,448
     2004...................................           74        10.28%           138,665
Thereafter..................................      127,730        10.35%            33,991
                                              -----------                     -----------
Total.......................................  $   163,528        10.19%       $   242,442
                                              ===========                     ===========
Fair value..................................  $   156,786                     $   242,442
                                              ===========                     ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Supplementary Data:                                           PAGE
                                                                                                             ----
   Financial Statements:
       Report of Independent Accountants.................................................................     27
       Consolidated Balance Sheet at December 31, 1999 and 1998..........................................     28
       Consolidated Statement of Income and Retained Earnings (Deficit) for the three years ended             29
         December 31, 1999...............................................................................
       Consolidated Statement of Cash Flows for the three years ended December 31, 1999..................     30
       Notes to the Consolidated Financial Statements....................................................     31
   Supplementary Data:
      Quarterly financial data - unaudited...............................................................     61

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Cleveland, Ohio
March 10, 2000

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                                DECEMBER 31,
                                                                                        ------------------------------
                                                                                             1999           1998
                                                                                        ------------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
                                         ASSETS
 Current assets:
    Cash..............................................................................    $    18,040    $    89,200
    Accounts receivable (less allowance for doubtful accounts of $2,894 for 1999 and
       $3,907 for 1998)...............................................................         66,439         61,012
    Inventories.......................................................................         59,043         42,952
    Deferred income taxes.............................................................          4,533          2,269
    Other current assets..............................................................         16,441         12,619
                                                                                          -----------    -----------
         Total current assets.........................................................        164,496        208,052
 Notes receivable, net................................................................          1,383          1,239
 Property and equipment, net..........................................................        454,093        361,803
 Intangible assets....................................................................         28,792         21,141
 Deferred financing costs.............................................................          8,411          9,284
 Deferred income taxes................................................................          1,879          5,114
 Other assets.........................................................................            808          3,428
                                                                                          -----------    -----------
         Total assets.................................................................    $   659,862    $   610,061
                                                                                          ===========    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $     1,601    $     1,594
    Accounts payable..................................................................         60,920         46,652
    Other accrued liabilities.........................................................         66,743         62,428
                                                                                          -----------    -----------
         Total current liabilities....................................................        129,264        110,674
 Commitments and contingencies (Note 18)
 Long-term debt (net of unamortized discount).........................................        404,369        390,865
 Deferred income taxes................................................................          1,639            937
 Other long-term liabilities..........................................................         16,615          9,162
                                                                                          -----------    -----------
                                                                                              551,887        511,638
 Mandatorily redeemable senior convertible participating preferred stock..............         79,739         69,974
 Other preferred stock, common stock and other stockholders' equity...................         53,000         43,547
 Retained (deficit)...................................................................        (24,764)       (15,098)
                                                                                          -----------    -----------
                                                                                               28,236         28,449
                                                                                          -----------    -----------
         Total liabilities and stockholders' equity...................................    $   659,862    $   610,061
                                                                                          ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
        CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------
                                                                               1999           1998           1997
                                                                           -------------- -------------- --------------
                                                                                    (IN THOUSANDS OF DOLLARS
                                                                                    EXCEPT PER SHARE AMOUNTS)
 Revenues:
    Fuel...................................................................  $  955,105     $  554,735     $  708,637
    Nonfuel................................................................     479,059        347,531        293,843
    Rent and royalties.....................................................      20,460         21,544         36,848
                                                                             ----------     ----------     ----------
        Total revenues.....................................................   1,454,624        923,810      1,039,328
 Cost of revenues (excluding depreciation).................................   1,051,080        627,149        773,084
                                                                             ----------     ----------     ----------
 Gross profit (excluding depreciation).....................................     403,544        296,661        266,244
 Operating expenses........................................................     267,107        193,697        167,072
 Selling, general and administrative expenses..............................      38,461         34,256         35,619
 Transition expense........................................................       3,952          3,648         15,212
 Depreciation and amortization expense.....................................      53,202         44,662         35,840
 (Gain) loss on sales of property and equipment............................      (2,615)        (1,195)       (11,244)
 Stock compensation expense................................................       5,062          2,500          1,400
                                                                             ----------     ----------     ----------
 Income from operations....................................................      38,375         19,093         22,345
 Interest (expense), net...................................................     (37,194)       (25,371)       (22,898)
                                                                             ----------     ----------     ----------
 Income (loss) before income taxes and extraordinary item..................       1,181         (6,278)          (553)
 Provision (benefit) for income taxes......................................       1,082         (2,101)          (344)
                                                                             ----------     ----------     ----------
 Income (loss) before extraordinary item...................................          99         (4,177)          (209)
 Extraordinary loss, less applicable income tax benefits of $2,012 in 1998
    and $3,608 in 1997 (Note 12)...........................................           -         (3,905)        (5,554)
                                                                             ----------     ----------     ----------
 Net income (loss).........................................................          99         (8,082)        (5,763)
    Less: preferred dividends..............................................      (9,765)        (8,570)        (7,520)
 Retained earnings (deficit) - beginning of the year.......................     (15,098)         1,554         14,837
                                                                             ----------     ----------     ----------
 Retained earnings (deficit) - end of the year.............................  $  (24,764)    $  (15,098)    $    1,554
                                                                             ==========     ==========     ==========
 Loss per common share (basic and diluted):
    Loss before extraordinary item                                           $  (12.96)     $  (21.12)     $   (7.56)
    Extraordinary loss                                                            -             (6.47)         (5.44)
                                                                             ---------      ---------      ---------
    Net income (loss)                                                        $  (12.96)     $  (27.59)     $  (13.00)
                                                                             =========      =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                               1999            1998            1997
                                                                          --------------- --------------------------------
                                                                                     (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................  $        99     $    (8,082)    $    (5,763)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss.................................................            -           3,905           5,554
       Depreciation and amortization......................................       53,202          44,662          35,840
       Deferred income tax provision......................................       (3,151)         (7,691)         (4,330)
       Provision for doubtful accounts....................................        1,339           1,355           1,688
       Provision for stock compensation...................................        5,062           2,500           1,400
       (Gain) on sales of property and equipment..........................       (2,615)         (1,195)        (11,244)
       Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable..............................................       (1,428)         12,034         (20,773)
         Inventories......................................................       (9,933)         (4,028)          1,422
         Other current assets.............................................         (400)         (2,954)            448
         Accounts payable.................................................        7,367          (2,030)          8,327
         Other current liabilities........................................       (7,780)         10,572          29,957
       Other, net.........................................................        2,950            (527)           (856)
                                                                            -----------     -----------     -----------
       Net cash provided by operating activities..........................       44,712          48,521          41,670
                                                                            -----------     -----------     -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................................................      (57,762)        (63,215)        (15,127)
    Proceeds from sales of property and equipment.........................        9,147           3,414          37,958
    Capital expenditures..................................................      (87,401)        (65,704)        (60,818)
                                                                            -----------     -----------     -----------
       Net cash used in investing activities..............................     (136,016)       (125,505)        (37,987)
                                                                            -----------     -----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............................................       75,500               -           3,750
    Revolving loan repayments.............................................      (60,500)              -         (17,750)
    Long-term debt borrowings.............................................            -         229,250         205,000
    Long-term debt repayments.............................................       (1,594)       (129,987)       (126,675)
    Proceeds from issuance of stock.......................................        6,738               -             329
    Repurchase of common stock............................................            -            (475)         (7,456)
    Debt issuance costs...................................................            -          (4,360)        (12,904)
                                                                            -----------     -----------     -----------
       Net cash provided by financing activities..........................       20,144          94,428          44,294
                                                                            -----------     -----------     -----------
         Net increase (decrease) in cash..................................      (71,160)         17,444          47,977
 Cash at the beginning of the year........................................       89,200          71,756          23,779
                                                                            -----------     -----------     -----------
 Cash at the end of the year..............................................  $    18,040     $    89,200     $    71,756
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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         The Company is a nationwide marketer of truck and auto fuel and related products and services through 158 full-service travel centers in 40 states, primarily operating under the "TravelCenters of America" or "TA" trademarks. Of the network locations at December 31, 1999, the Company owns or leases 147 locations, 29 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 118 of which are operated by the Company ("Company-operated Sites"). Eleven locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites"). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

         The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company's name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets (the "National Network") of a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") and in December 1993 acquired (the "TA Acquisition") the truckstop network assets (the "TA Network") of certain subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). In December 1998 the Company acquired (the "Burns Acquisition") the truckstop network assets (the "Burns Network") of Burns Bros., Inc., and certain of its affiliates (collectively "Burns"). In June 1999 the Company acquired (the "TPOA Acquisition") Travel Ports of America, Inc. ("TPOA"), which operated a network of truck stops (the "TPOA Network"). See Note 3 for disclosure regarding the Burns Acquisition and the TPOA Acquisition.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION


         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation ("TA"), TA Franchise Systems Inc. ("TAFSI"), National Auto/Truckstops, Inc. ("National"), and TA Licensing, Inc., ("TA Licensing," formerly known as Travel Port Systems, Inc.) and TA Travel, L.L.C., a wholly owned subsidiary of TA. Intercompany accounts and transactions have been eliminated.


REVENUE RECOGNITION


         Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at the Company-operated Sites for retail fuel and nonfuel sales.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

PROPERTY AND EQUIPMENT


         Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:


 Buildings and site improvements............................................        15  years
 Pumps and underground storage tanks........................................      5-10  years
 Machinery and equipment....................................................      3-10  years
 Furniture and fixtures.....................................................      5-10  years

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

CLASSIFICATION OF COSTS AND EXPENSES

         Cost of revenues represents the costs of fuels and other products sold, including freight. Operating expenses consist primarily of labor, maintenance, supplies, utilities, warehousing, purchasing and occupancy costs. Transition expenses represent the nonrecurring costs incurred by the Company in integrating the TA Network, the National Network, the Burns Network and the TPOA Network into a single network under one management. See Note 4 for a discussion of the Combination Plan under which the majority of these costs have been incurred. Costs of advertising are expensed as incurred.

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

DERIVATIVE INSTRUMENTS


         On a limited basis, the Company engages in commodity risk management activities within the normal course of its business as an end-user of derivative instruments. These commodity-based instruments are used to manage exposure to price fluctuations related to the anticipated purchase of diesel fuel and gasoline. Changes in market value of derivative instruments are deferred and are subsequently recognized in income in the same period as the underlying transaction. Recorded deferred gains or losses are reflected within other current assets or other current liabilities. At December 31, 1999 the amount of open derivative contracts and the related fair market value and deferred gains and losses were immaterial. At December 31, 1998 there were no open derivative contracts.

         The Company uses interest rate swap agreements to reduce its exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate swap counterparties are recorded in interest expense in the period in

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

which they accrue. At December 31, 1999, the Company was involved in interest rate swap agreements with a notional principal amount of $160,250,000. Notional amounts do not quantify risk or represent assets or liabilities of the Company, but are used in the determination of cash settlements under the agreements. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any loses from its agreements, all of which are with a major financial institution.

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

         Interest Rate Swap Agreements: The fair value of the interest rate swap agreements is based on bank-quoted market prices.

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

         The total cost of the acquisition was $86,003,000. This was comprised of cash paid to purchase the TPOA stock and repay the TPOA debt of $58,767,000, the value of the 85,000 shares of the Company's common stock issued in exchange for TPOA shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $9,907,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The cash portion of the

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


TPOA Acquisition was initially funded with $30,000,000 of the restricted cash provided by the 1998 Refinancing (see Note 12), $25,000,000 of borrowings under the Company's revolving credit facility and other available cash.

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

                                                                         YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                       1999                    1998
                                                              ----------------------- -----------------------
                                                             (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Total revenue.................................................     $   1,511,083           $   1,205,835
Gross profit..................................................     $     428,070           $     389,069
Income from operations........................................     $      42,281           $      30,259
Net income (loss).............................................     $       1,808           $     (2,152)
Loss per common share (basic and diluted).....................     $     (10.67)           $     (17.76)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 1998, or that may result in the future.

4.            COMBINATION PLAN AND TRANSITION EXPENSE

         In January 1997, the Company adopted a plan (the "Combination Plan") to combine the operations of the Company's two networks. There are three primary elements to the Combination Plan that have been implemented by the Company throughout 1998 and 1999: (1) integrating the management of the TA and National Networks, (2) converting the Existing Network sites to one Network, and (3) rationalizing and further developing the Company's Network. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert National Network travel centers to Network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Existing Networks into the Network, including relocation, travel, training, and legal expenses. In January 1997, certain of National's executive officers resigned and related severance costs of approximately $774,000 were recognized. In May 1997, management finalized its plans regarding the employee terminations and, accordingly, the related expense of approximately $1,833,000 was recognized.


         The Company has also incurred transition expenses as a result of the Burns Acquisition and the TPOA Acquisition, primarily related to converting the acquired sites to Network travel centers. As a result of implementing the Combination Plan and integrating the Burns Network and TPOA Network sites, for the years ended December 31, 1999, 1998 and 1997, the Company incurred approximately $3,952,000, $3,648,000 and $15,212,000, respectively, of expense, included in transition expense in the Company's consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.       EARNINGS PER SHARE


         The computation of basic earnings per common share is based upon the weighted-average number of shares of common stock outstanding. A reconciliation of the income or loss and shares used in the computation follows:

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                       -------------------------------- ----------------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)
         Net income....................................................  $         99
         Less:  Preferred stock dividends..............................        (9,765)
                                                                         ------------
         Basic EPS and Diluted EPS
              Income (loss) available to common stockholders...........  $     (9,666)            746     $   (12.96)
                                                                         ============    ============     ==========

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                       -------------------------------- ----------------
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
                                                                         ============    ============     ==========

                                                                           FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                       INCOME (LOSS)      SHARES        PER-SHARE
                                                                        (NUMERATOR)   (DENOMINATOR)       AMOUNT
                                                                       ------------------------------ ---------------
                                                                             (DOLLARS AND SHARES IN THOUSANDS)
         Income (loss) before extraordinary item.......................   $     (209)
         Less:  Preferred stock dividends..............................       (7,520)
                                                                          ----------
         Basic EPS
              Income (loss) available to common stockholders...........   $   (7,729)         1,022      $    (7.56)
                                                                          ==========     ==========      ==========


         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1999, 1998 and 1997. Effective January 1, 2000, 175,000 options to purchase common stock were granted to management and non-employee directors.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.       INVENTORIES

         Inventories consist of the following:

                                                                                       DECEMBER 31,
                                                                             -------------------------------
                                                                                   1999            1998
                                                                             --------------- ---------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Nonfuel merchandise.................................................   $   51,043      $   39,973
         Petroleum products..................................................        8,000           2,979
                                                                                ----------      ----------
              Total inventories..............................................   $   59,043      $   42,952
                                                                                ==========      ==========

7.            NOTES RECEIVABLE

         The Company has notes receivable agreements with certain Operators and Franchisee-Owners to finance on a long-term basis past due accounts receivable owed by those customers and, in one case, to finance the purchase of the related travel center site. Certain of these customers are related parties (see Note
17). The notes have terms ranging from six months to six years and principally accrue interest at a variable rate of the prime lending rate plus 2 percent. The Company also has notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 15). These notes have terms of nine years and accrue interest at fixed rates between 4.86 and 7.0 percent.


        Notes receivable consists of the following:

                                                                                     DECEMBER 31,
                                                                             ------------------------------
                                                                                 1999            1998
                                                                             --------------  --------------
                                                                               (IN THOUSANDS OF DOLLARS)
        Principal amount of notes outstanding...............................   $   5,169       $   2,351
        Less: allowance for doubtful accounts...............................         586             280
                                                                               ---------       ---------
                                                                                   4,583           2,071
        Less: amounts due within one year...................................       3,200             832
                                                                               ---------       ---------
        Notes receivable, net...............................................   $   1,383       $   1,239
                                                                               =========       =========

         The amount due within one year is included within other current assets on the balance sheet.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1999                1998
                                                                       ------------------ -------------------
                                                                             (IN THOUSANDS OF DOLLARS)
         Land .............................................................$    61,091        $    57,997
         Buildings and improvements....................................        316,392            221,091
         Machinery, equipment and furniture............................        192,423            113,680
         Construction in progress......................................         38,220             80,586
                                                                           -----------        -----------
              Total cost...............................................        608,126            473,354
         Less: accumulated depreciation................................        154,033            111,551
                                                                           -----------        -----------
              Property and equipment, net..............................    $   454,093        $   361,803
                                                                           ===========        ===========

         Pursuant to the Combination Plan, nine Company-operated Sites were being held for sale as of December 31, 1997. Based on the Company's estimated sales proceeds and costs of selling these sites, an impairment charge totalling $559,000 was recognized in 1997 with respect to two of the sites. This impairment charge is included in depreciation and amortization in the income statement. As a result of revised estimates of probable sale proceeds, this impairment reserve was reversed in the second quarter of 1998. During 1998, two of these sites were sold, and condemnation proceeds were received for a portion of a third site that was condemned by the state as part of a highway construction project. The Company re-evaluated the remaining seven sites and determined that it would no longer actively market for sale six of those sites. The remaining site was sold during the fourth quarter of 1999. At December 31, 1999, the Company was holding for sale two sites that had been closed during 1999. The total carrying value of the two sites held for sale at December 31, 1999 was $1,535,000. As of December 31, 1999, the estimated net sales proceeds of the two sites held for sale exceed the respective carrying values. During 1999, these two sites generated a loss from operations of $130,000.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1999               1998
                                                                                ------------------ ------------------
                                                                                     (IN THOUSANDS OF DOLLARS)
         Noncompetition agreements..........................................      $     26,200       $     26,200
         Leasehold interest ................................................             1,724              1,724
         Trademarks.........................................................             2,713              2,313
         Goodwill...........................................................            28,310             16,631
                                                                                  ------------       ------------
              Total cost....................................................            58,947             46,868
         Less:  accumulated amortization....................................            30,155             25,727
                                                                                  ------------       ------------
              Intangible assets, net........................................      $     28,792       $     21,141
                                                                                  ============       ============

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


         Goodwill results from acquisitions of network assets, including the TPOA Acquisition in 1999 and the acquisitions of the businesses and operating assets related to Leased Sites in prior years, and represents the excess of amounts paid to the related sellers over the fair values of the tangible assets acquired. For the years ended December 31, 1999, 1998 and 1997, the Company recorded acquired goodwill of $11,679,000, $9,283,000, and $6,354,000, respectively. The goodwill recognized during 1999 includes both the excess purchase price from the TPOA Acquisition (see Note 3) and $1,772,000 of goodwill from prior acquisitions completed by TPOA prior to the TPOA Acquisition. This goodwill is amortized on a straight-line basis over fifteen years. During the fourth quarter of 1997, as a result of a review of the operations of the acquired travel centers, an impairment charge of $6,941,000 was recorded with respect to the goodwill. This charge is included in depreciation and amortization in the income statement.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                                                              DECEMBER 31,
                                                                  --------------------------------------
                                                                         1999               1998
                                                                  ------------------- ------------------
                                                                        (IN THOUSANDS OF DOLLARS)
         Taxes payable, other than income taxes...................   $    18,265         $    14,422
         Accrued wages and benefits...............................        14,967              13,366
         Interest payable.........................................         5,096               4,852
         Other accrued liabilities................................        28,415              29,788
                                                                     -----------         -----------
         Total other accrued liabilities..........................   $    66,743         $    62,428
                                                                     ===========         ===========

11.      REVOLVING LOAN

         The Company has available a revolving loan facility of $40,000,000 (see
Note 12). The interest rate for borrowings under this revolving loan facility is based on either an alternate base rate (ABR) plus 1.75 percent or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75 percent. Commitment fees are calculated as 1/2 of 1 percent of the daily average unused amount of the revolving loan commitment. At December 31, 1999, there were outstanding borrowings under this facility of $15,000,000, including $2,000,000 of swingline loans. There were no borrowings outstanding under the revolving loan facility at December 31, 1998. There were $1,529,000 of available borrowings reserved for letters of credit at both December 31, 1999 and 1998. The revolving loan facility matures in March 2004.

12.      LONG-TERM DEBT

         In March 1997 the Company completed a refinancing (the "1997 Refinancing"), whereby it refinanced the existing indebtedness of TA and National with new borrowings by the Company. The Company issued $125,000,000 aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2007, entered into a Credit Agreement through which it obtained an $80,000,000 senior secured term loan facility (the "Term Loan") and a $40,000,000 revolving credit facility, redeemed all of the outstanding Subordinated Notes of TA and National, respectively, and a portion of the Senior Notes of TA (the "TA Old Senior Notes"), and, pursuant to a Senior Secured Note Exchange Agreement, exchanged $85,500,000 aggregate principal amount of Senior Secured Notes ($35,500,000 of Series I Senior Secured Notes and $50,000,000 of Series II Senior Secured Notes) of the Company for the Senior Notes of National and the unredeemed TA Old Senior Notes.

         In December 1998 the Company refinanced its indebtedness (the "1998 Refinancing") by increasing the Term Loan by $150,000,000. Of the total amount borrowed, $50,000,000 was utilized to retire the Company's Series II Senior Secured Notes and $42,000,000 was specified to prefund planned capital expenditures and business acquisitions and required to be placed in a cash collateral account until used for such expenditures. Provisions of the debt agreements required the Company to use $30,000,000 of the cash collateral account balance for a business acquisition, or to use the $30,000,000 to repay indebtedness in the event that an acquisition was not completed by December 31, 1999. The Company utilized the $30,000,000 to partially fund the TPOA Acquisition (see Note 3).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                  ---------------------------

                                                        INTEREST      MATURITY         1999           1998
                                                      ------------  ------------  --------------  -----------
                                                                                  (IN THOUSANDS OF DOLLARS)
         Term Loan (a)...............................     (b)          2005        $  227,442    $  228,889
         Revolving Credit Facility (a)...............     (c)          2004            15,000             -
         Series I Senior Secured Notes (d)...........    8.94%         2002            35,500        35,500
         Senior Subordinated Notes (e)...............   10.25%         2007           125,000       125,000
         Note payable (f)............................    5.0%          2018             4,771         4,919
                                                                                   ----------    ----------
                 Total...............................                                 407,713       394,308
         Less: amounts due within one year...........                                   1,601         1,594
         Less: unamortized discount..................                                   1,743         1,849
                                                                                   ----------    ----------
                 Total...............................                              $  404,369    $  390,865
                                                                                  -==========    ==========

(a) On March 21, 1997, in connection with the 1997 Refinancing, the Company entered into a Credit Agreement with a group of lenders. On November 24, 1998, in connection with the 1998 Refinancing, the Company amended its Credit Agreement. The Credit Agreement consists of three components: Term Loans of a maximum $230,000,000 (increased from $80,000,000 in the 1998 Refinancing), swingline loans not to exceed $5,000,000, and revolving loans (see Note 11) not to exceed $40,000,000 (including any swingline loans outstanding and letters of credit issued). Payments of principal, interest and commitment fees related to the Credit Agreement are scheduled quarterly in installments of principal ranging from $362,000 to $34,000,000, with the first payment under the amended agreement due on December 31, 1998, and the last quarterly payment due on March 27, 2005. Optional prepayments are allowed under the Credit Agreement and, in addition, annual prepayments of principal may be required based, among other things, on excess cash flows generated by the Company.


(b) Interest accrues at variable rates based on either an ABR or an adjusted LIBOR. The rate at which interest accrues is calculated as either the ABR rate plus 2.75 percent or the LIBOR rate plus 3.75 percent. Management has the option to select which rate is to be applied at the beginning of each loan period, the term of which varies from one month to six months for LIBOR borrowings. The interest rate was set on December 3, 1999 at 9.875 percent for six months. The average effective interest rate for 1999 was
     9.16 percent.


(c) Interest accrues at variable rates based on either an ABR or an adjusted LIBOR. The rate at which interest accrues is calculated as either the ABR rate plus 1.75 percent or the LIBOR rate plus 2.75 percent. Management has the option to select which rate is to be applied at the beginning of each loan period, the term of which varies from one month to six months for LIBOR borrowings. The interest rate was set on December 2, 1999 at 9.25 percent for one month for a $13,000,000 LIBOR borrowing and on December 29,1999 at 10.25 percent for a $2,000,000 swingline facility ABR borrowing. The average effective interest rate for 1999 was 8.2 percent.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e) On March 27, 1997, in connection with the 1997 Refinancing, the Company issued $125,000,000 of Senior Subordinated Notes. Interest payments on these notes are due semiannually on April 1 and October 1. Optional prepayments are allowed under certain circumstances under the note purchase agreement, any such payments reducing the required payment of $125,000,000 due April 1, 2007.

(f) On September 1, 1998, in connection with the purchase of the operating assets of a Leased Site, the Company issued a note payable to the former Operator of the site for $4,919,000. The note bears interest at 5% and requires quarterly payments of principal and interest of $98,000 thru October 1, 2018. The note was recorded net of a discount of $1,875,000. This note is secured by a mortgage interest in the related travel center.

         Debt Extinguishments and Issuance Costs. Upon the early extinguishment of the Company's prior indebtedness as a result of the 1997 Refinancing, the Company recognized an extraordinary loss, net of applicable income taxes, of $5,554,000. This extraordinary loss consisted of the write-off of the remaining unamortized balances of deferred financing costs and debt discount related to the prior indebtedness of $7,847,000 and $1,315,000, respectively. Approximately $12,904,000 of financing costs associated with the new indebtedness issued as part of the 1997 Refinancing were capitalized. As part of the 1998 Refinancing, the Company retired the Series II Senior Secured Notes and substantially modified the Credit Agreement, resulting in the early extinguishment of the outstanding balances of both the Series II Senior Secured Notes and the term loan facilities of the Credit Agreement. Accordingly, the deferred financing costs related to these borrowings were written off as an extraordinary loss, net of applicable income taxes, of $3,905,000. Approximately $4,360,000 of financing costs related to the Credit Agreement modification were incurred as part of the 1998 Refinancing.

         Pledged Assets. The borrowings under the Credit Agreement and Senior Secured Note Exchange Agreement are secured by mortgages on substantially all of the Company's property and equipment in the manner described in the Master Collateral and Intercreditor Agreement negotiated between the lending banks under the Credit Agreement and the Senior Secured Note holders. In the event of a change in control (as defined in the relevant instruments) of the Company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

         Debt Covenants. Under the terms of the Credit Agreement and the Senior Secured Note Exchange Agreement, the Company is required to maintain certain affirmative and negative covenants, including minimum interest coverage, minimum consolidated net worth, minimum current ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company was in compliance with the covenants throughout 1999 and at December 31, 1999.

         Under the terms of the Indenture for the Senior Subordinated Notes due 2007, the Company is required to maintain certain affirmative and negative covenants that, among other things, provide for a minimum coverage ratio. The Company was in compliance with the covenants throughout 1999 and at December 31, 1999.

         Future Payments. Scheduled payments of long-term debt in the next five years are $1,601,000 in 2000; $19,359,000 in 2001; $19,367,000 in 2002;
$65,628,000 in 2003 and $138,854,000 in 2004.


         Fair Value. Based on the borrowing rates currently available to the Company for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes, the fair value of long-term debt at December 31, 1999 and 1998 approximated the recorded value. Based on bank-quoted market prices, the fair value of the interest rate swap agreement the Company has in place as of December 31, 1999 was a liability of $3,000,000. There were no such agreements in place at December 31, 1998. These derivative instruments have no carrying value.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.      LEASE COMMITMENTS


         The Company has entered into lease agreements covering certain of its travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 1999, were as follows:


        YEAR ENDING
        DECEMBER 31,                                                            (IN THOUSANDS OF DOLLARS)
        ------------                                                            -------------------------
        2000...................................................................         $    10,297
        2001...................................................................               9,752
        2002...................................................................               8,920
        2003...................................................................               7,497
        2004...................................................................               6,503
        Thereafter.............................................................              40,433
                                                                                        -----------
                                                                                        $    83,402


         Total rental expenses on all operating leases were approximately $9,576,000, $6,743,000, and $5,658,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

14.      MANDATORILY REDEEMABLE SENIOR CONVERTIBLE PARTICIPATING PREFERRED STOCK

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                                 1999            1998
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)
         Series I-3,000,000 shares authorized, $0.01 par value;
              2,680,656 shares issued and outstanding, shown at
              redemption value..............................................   $   59,129      $   51,888
         Series II-1,000,000 shares authorized, $0.01 par value;
              934,344 shares issued and outstanding, shown at
              redemption value..............................................       20,610          18,086
                                                                               ----------      ----------
                Total.......................................................   $   79,739      $   69,974
                                                                               ==========      ==========

         Voting Rights. Holders of Series I Mandatorily Redeemable Senior Convertible Preferred Stock are entitled to vote on all matters, other than the election of directors (see Note 15-Common Stock-Voting Rights below), submitted to a vote of the Company's stockholders. Series II Mandatorily Redeemable Senior Convertible Preferred Stock is non-voting.

         Dividends. Dividends accumulate on the original $10.00 per share purchase price at a rate of 13.5 percent per annum, compounded semi-annually, and are not paid currently but accumulate and increase the liquidation preference. Such dividends accrue whether or not declared by the Board of Directors. Accrued dividends totaled $43,589,000 and $33,824,000 at December 31, 1999 and 1998, respectively. Holders also participate pro rata, on a share for share basis, with the outstanding Convertible Preferred Stock and Common Stock, in dividends and distributions, other than liquidating distributions.

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

15.      OTHER PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31,
                                                                       -----------------------------
                                                                           1999           1998
                                                                       -------------- --------------
                                                                        (IN THOUSANDS OF DOLLARS)
         Convertible Preferred Stock:
         Series I-3,000,000 shares authorized, $0.01 par value;
            2,594,876 shares outstanding...............................   $     26       $     26
         Series II-1,500,000 shares authorized, $0.01 par value;
            1,237,374 shares outstanding...............................         12             12
         Common Stock - 30,000,000 shares authorized, $0.01
            Par value;  881,059 and 599,877 shares outstanding at
            December 31, 1999 and 1998, respectively...................         17             14
         Additional paid-in capital                                         62,003         52,382
         Treasury stock-at cost; 827,700 and 817,700 shares at
            December 31, 1999 and 1998, respectively...................    (9,058)        (8,887)
                                                                          -------        -------
                 Total.................................................   $ 53,000       $ 43,547
                                                                          ========       ========

         In April 1993, to partially fund the National Acquisition, the Company issued 1,167,750 shares of Common Stock, and 3,832,250 shares of Convertible Preferred Stock, which consists of 2,594,876 shares of Series I Convertible Preferred Stock and 1,237,374 shares of Series II Convertible Preferred Stock. In December 1993, to partially fund the TA Acquisition, the Company issued 165,520 shares of Common Stock and 3,615,000 shares of Mandatorily Redeemable Senior Convertible Participating Preferred Stock, which consists of 2,680,656 shares of Series I Mandatorily Redeemable Senior Convertible Participating Preferred Stock and 934,344 shares of Series II Mandatorily Redeemable Senior Convertible Participating Preferred Stock (see Note 14).

         During the years ended December 31, 1999, 1998 and 1997 the Company issued 6,182; 3,864 and 35,339, respectively, shares of Common Stock to certain members of management for cash and notes receivable (see Note 17) aggregating $154,000, $77,000 and $655,000, respectively.

         In June 1999, the Company issued 85,000 shares of Common Stock valued at $2,808,000 in exchange for common shares of TPOA as part of the TPOA Acquisition (see Note 3). In July 1999, the Company issued 200,000 shares of Common Stock to Freightliner for cash consideration of $6,660,000 and also issued to Freightliner an option to purchase an additional 100,000 shares at the same price per share.

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

         Each share of Series II Convertible Preferred Stock is convertible at any time at the option of the holder into such number of shares of Common Stock that in the aggregate do not exceed the lesser of (i) one share of Common Stock for each share of Series II Convertible Preferred Stock converted or (ii) the number that equals 25 percent of the outstanding shares of Common Stock immediately following such conversion (a total of 293,686 at

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999 for all Series II preferred shares). Following the conversion of at least 75 percent of the outstanding Convertible Preferred Stock into Common Stock, the Company is entitled to convert each remaining share of Convertible Preferred Stock into a share of Common Stock.


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

         Repurchase Rights. Certain members of the Company's senior management have purchased shares of the Company's Common Stock pursuant to individual management subscription agreements. The Company has the right to repurchase, and the employees have the right to require the Company to repurchase, at formula prices, the Common Stock upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. At December 31, 1999, 1998 and 1997, the formula prices were $33.30, $25.00 and $23.25 per share, respectively. Compensation expense recognized with regard to these shares during the years ended December 31, 1999, 1998 and 1997 was $96,000, $62,000 and $54,000, respectively.

TREASURY STOCK

         From time to time the Company has acquired shares of its Common Stock from former members of management and Operator Stockholders. For the years ended December 31, 1999, 1998 and 1997, the Company purchased 10,000; 37,500 and 692,000 treasury shares, respectively. These shares were recorded at their acquisition costs of $170,000, $475,000 and $7,456,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

STOCK AWARD AND OPTION PLANS

         1997 Stock Plan. During 1997, the Board of Directors approved the adoption of the 1997 Stock Incentive Plan (the "1997 Stock Plan"). The principal terms and conditions of the 1997 Stock Plan are as follows: a maximum of 750,000 shares of Common Stock (subject to adjustment) may be issued pursuant to options and stock appreciation rights granted to officers, non-employee directors and key employees of the Company designated by the Compensation Committee; the option exercise price for each option granted will be the stated market value of the stock on the respective grant date, such stated market value to be determined annually based on a formula, specified in the 1997 Stock Plan, that is, based on the consolidated operating results and indebtedness of the Company; the

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

options will vest on the December 31 of the year of grant upon the attainment of performance targets (outstanding options and options with respect to shares reserved for future awards will vest upon a "change of control" or "initial public offering" of the Company (as such terms are defined in the 1997 Stock
Plan)), and remain exercisable for limited periods following termination of employment; shares of Common Stock acquired upon exercise of options are subject to call and put options upon termination of employment; if a change of control occurs within six months after termination of the employment of a former employee for "good reason," death, "disability" or termination other than for "cause" (as defined), an adjustment will be made to the amount paid upon exercise of any call options or put options (but, in the case of put options, only to the extent the proceeds received by the former employee upon exercise of the put option are used to repay indebtedness to the Company) so that the former employee will be able to receive any amounts in excess of the call or put price payable in the change of control transaction.


         1993 Stock Plan. The 1993 Stock Incentive Plan (the "1993 Stock Plan") was approved by the Board of Directors and was effective as of December 10, 1993. The 1993 Stock Plan provided for the granting of stock options and other stock-based awards to employees and directors of the Company. Stock awards granted under the 1993 Stock Plan could be in the form of (i) stock options,
(ii) stock appreciation rights related to an option ("SAR"), and (iii) unrelated SAR's. Stock options granted under the 1993 Stock Plan allow the purchase of Common Stock (formerly Class B Common Stock) at prices generally not less than fair market value at the time of the grant as determined by the Compensation Committee of the Board of Directors. The total number of shares of Common Stock with respect to which awards could be granted was 572,000. Common stock obtained as a result of the exercise of the options is subject to call and put rights at formula prices upon termination of employment. The formula prices are based on the consolidated operating results and indebtedness of the Company. A portion of the options vested at the end of each year in the five year period ending December 31, 1997, based on attainment of certain specified financial objectives at the end of each year, but no more quickly than ratably from the date of grant through December 31, 1996. Vested options must be exercised within 10 years of the date of grant. All unvested options under the 1993 Plan at December 31, 1996 were cancelled upon the adoption of the 1997 Stock Plan.


         The purchase prices at December 31, 1999, 1998 and 1997 used to determine compensation expense related to options granted under the Company's stock plans were $33.30, $25.00 and $23.25, respectively. Based on these prices and the number of vested options in each year, compensation expense recognized in relation to these options for the years ended December 31, 1999, 1998 and 1997 were $4,966,000, $2,438,000 and $1,346,000, respectively.

         The following table reflects the status and activity of options under the 1997 Stock Plan and the 1993 Stock Plan:

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                        1999                  1998                  1997
                                                   ----------------      ----------------      ----------------
Options outstanding beginning of year..........           538,529               376,779               531,181
Granted........................................           238,751               161,750               161,750
Canceled.......................................                 -                     -              (316,152)
                                                      -----------           -----------           -----------

Options outstanding, end of year...............           777,280               538,529               376,779
                                                      ===========           ===========           ===========
Options exercisable, end of year...............           777,280               538,529               376,779
Options available for grant, end of year.......           187,749               426,500               588,250

         The weighted-average exercise price was $25.00 and $23.25 for those options granted during 1999 and 1998, respectively, and $21.35 and $19.74 for all outstanding options as of December 31, 1999 and 1998, respectively. The weighted-average exercise price of the options cancelled in 1997 and all outstanding options as of December 31, 1996, was $19.04 The weighted-average remaining contractual life of all options outstanding at December 31, 1999 was
6.9 years.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about options outstanding at December 31, 1999:

         EXERCISE                                                           OPTIONS           OPTIONS
         PRICE                                                            OUTSTANDING       EXERCISABLE
         --------                                                      ------------------ -----------------
         $10.00........................................................        67,988            67,988
         $17.49........................................................        71,757            71,757
         $20.00........................................................       161,750           161,750
         $22.50........................................................        75,284            75,284
         $23.25........................................................       161,750           161,750
         $25.00........................................................       238,751           238,751
                                                                          -----------        ----------
                                                                              777,280           777,280
                                                                          ===========        ==========


16.      INCOME TAXES

         The (benefit) provision for income taxes is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999           1998            1997
                                                              ------------------------------ ---------------

         Current:
            Federal...........................................  $    3,335     $    4,089      $    3,524
            State.............................................         898          1,501             462
                                                                ----------     ----------      ----------
                                                                     4,233          5,590           3,986
                                                                ----------     ----------      ----------
         Deferred:
            Federal...........................................      (3,047)        (6,565)         (3,880)
            State.............................................        (104)        (1,126)           (450)
                                                                ----------     ----------      ----------
                                                                    (3,151)        (7,691)         (4,330)
                                                                ----------     ----------      ----------
                 Total........................................  $    1,082     $   (2,101)     $     (344)
                                                                ==========     ==========      ==========

         The difference between taxes calculated at the U. S. federal statutory tax rate of 35 percent and the Company's total income tax provision is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                   1999           1998            1997
                                                              ------------------------------ ---------------
                                                                        (IN THOUSANDS OF DOLLARS)
         U.S. federal statutory rate applied to income before   $     413      $  (2,198)      $    (194)
            taxes and extraordinary items.....................
         State income taxes, net of federal income tax benefit        518            243               8
         Non-deductible meals and entertainment...............        336            129              65
         Non-deductible amortization..........................        140              -               -
         Benefit of tax credits...............................       (377)          (320)           (227)
         Other - net..........................................         52             45               4
                                                                ---------      ---------       ---------
                 Total........................................  $   1,082      $  (2,101)      $    (344)
                                                                =========      =========       =========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         Deferred income tax assets and liabilities resulted from the following:

                                                                                     DECEMBER 31,
                                                                            -------------------------------
                                                                                 1999            1998
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)
         Deferred tax assets:
            Accounts receivable.............................................  $    1,459      $    1,199
            Inventory.......................................................         566             299
            Intangible assets...............................................      11,421          11,511
            Deferred revenues...............................................       1,806             887
            Minimum tax credit..............................................       7,494           5,472
            General business credits (expiring 2009-2012)...................       2,140           1,561
            Other accrued liabilities.......................................       8,297           4,039
                                                                              ----------      ----------
                 Total deferred tax assets..................................      33,183          24,968
                                                                              ----------      ----------
         Deferred tax liabilities:
            Property and equipment..........................................     (28,410)        (18,522)
                                                                              ----------      ----------
                 Total deferred tax liabilities.............................     (28,410)        (18,522)
                                                                              ----------      ----------
                 Net deferred tax assets (liabilities)......................  $    4,773      $    6,446
                                                                              ==========      ==========

         The tax returns of the Company for 1996 through 1999 are subject to examination by the Internal Revenue Service and state tax authorities. The Company believes it has made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.      RELATED PARTY TRANSACTIONS


         The Company leases one of its travel centers from a realty company owned by two individuals, one of whom is a stockholder and director of the Company. This lease relationship commenced during 1999 and total rent expense related to this lease for the year ended December 31, 1999 was $263,000.

         During 1999 and 1998 certain shareholders of the Company were paid fees aggregating $650,000 as consideration for their financial advisory services provided in completing the Burns Acquisition, the 1998 Refinancing and the TPOA Acquisition.

         Certain members of the Company's senior management have purchased common stock of the Company pursuant to management subscription agreements (see
Note 15 - Repurchase Rights). As a result of such purchases, the Company has notes and related interest receivable from the management stockholders totaling $1,062,000 and $967,000 at December 31, 1999 and 1998, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company owns and uses underground storage tanks ("USTs") and aboveground storage tanks ("ASTs") at Company-operated Sites and Leased Sites to store petroleum products and waste. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a UST or AST into the environment. At certain locations, the Company also is subject to Environmental Laws relating to vapor recovery and discharges to water. The Company believes that all of its travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on the Company, it is impossible to predict accurately the ultimate effect these changing laws and regulations may have on the Company in the future. The Company incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $2,635,000, $6,721,000 and $8,867,000 in 1999, 1998 and 1997,
respectively.

         The Company has received notices of alleged violations of Environmental Laws, or is aware of the need to undertake corrective actions to comply with Environmental Laws, at Company-owned travel centers in a number of jurisdictions. The Company does not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to the Company's results of operation or financial condition. The Company is conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances. While the Company cannot precisely estimate the ultimate costs it will incur in connection with the investigation and remediation of these matters, based on its current knowledge, the Company does not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to the Company's results of operation or financial condition. While the aforementioned matters are, to the best knowledge of the Company, the only proceedings for which the Company is currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on the Company.

         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements and has a reserve of $7,125,000, for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

         Pursuant to an environmental agreement entered into with Unocal at the time of the National Acquisition (the "Unocal Environmental Agreement"), Unocal is responsible for all costs incurred for remediation of environmental contamination (the remediation must achieve compliance with the Environmental Laws in effect on

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

PENDING LITIGATION

         The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company is not involved in any litigation, individually, or in the aggregate, which could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

19.      OPERATING LEASE COMMITMENTS

         Thirty of the travel centers owned by the Company as of December 31, 1999, are leased to Operators under operating lease arrangements. Of these Leased Sites, 22 are leased to Operator Stockholders (see Note 17). The lease agreements offered to related parties are the same as those offered to unrelated parties. These cancelable lease arrangements generally are for terms of five years. Rent revenue from such operating lease arrangements totaled $13,023,000, $14,271,000 and $29,433,000 for 1999, 1998 and 1997, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


20.      OTHER INFORMATION

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1999            1998           1997
                                                                       ----------------------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Operating and Selling, general and administrative expenses include the following:
            Repairs and maintenance expenses...........................  $   11,008      $    9,223     $    8,528
            Advertising expenses.......................................  $   10,106      $    8,722     $    9,141
            Taxes other than payroll and income taxes..................  $    5,817      $    5,585     $    5,099
         Interest expense, net consists of the following:

            Interest expense...........................................  $  (38,944)     $  (28,285)    $  (26,418)
            Interest income............................................       1,750           2,914          3,520
                                                                         ----------      ----------     ----------
                                                                         $  (37,194)     $  (25,371)    $  (22,898)
                                                                         ==========      ==========     ==========


21.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1999            1998           1997
                                                                       --------------- ---------------  -------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Cash paid during the year for:
            Interest................................................... $    36,951     $    27,804    $    24,611
            Income taxes (net of refunds).............................. $     3,386     $    (1,224)   $     3,445
         Inventory, property and equipment, and treasury
              stock received in liquidation of trade
              accounts and notes receivable                             $       170     $     1,068    $     5,023
         Note received from sale of property and equipment              $     2,650     $         -    $         -

         In 1999, the Company issued $2,808,000 of Common Stock as part of the consideration for the TPOA Acquisition. During 1998, the Company issued a note payable for $3,044,000 (net of a discount of $1,875,000) in exchange for property and goodwill acquired (see Note 12). Pursuant to the 1997 Refinancing, the Company extinguished $85,500,000 of Senior Secured Notes through the issuance of Series I Senior Secured Notes and Series II Senior Secured Notes of an aggregate equal face amount (see Note 12).


22.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the condensed consolidating balance sheet schedules of the Company as of December 31, 1999 and 1998 and condensed consolidating statement of income and retained earnings (deficit) schedules and condensed consolidating statement of cash flows schedules of the Company for the years ended December 31, 1999, 1998 and 1997. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA, National and TA Licensing, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to
(a) eliminate intercompany transactions and (b) eliminate the Company's investments in its subsidiaries.

         The Guarantor Subsidiaries, (TA, National and TA Licensing), are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-K filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                         DECEMBER 31, 1999
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..................................    $        -     $   18,040      $        -    $         -      $   18,040
    Accounts receivable, net..............             -         66,331           1,095           (987)         66,439
    Inventories...........................             -         59,043               -              -          59,043
    Deferred income taxes.................             -          4,533               -              -           4,533
    Other current assets..................           278         16,239               -            (76)         16,441
                                              ----------     ----------      ----------    -----------      ----------
         Total current assets.............           278        164,186           1,095         (1,063)        164,496
 Notes receivable, net....................         1,062          2,099               -         (1,778)          1,383
 Property and equipment, net..............             -        454,093               -              -         454,093
 Intangible assets........................             -         28,792               -              -          28,792
 Deferred financing costs.................         8,411              -               -              -           8,411
 Deferred income taxes....................           880            999               -              -           1,879
 Other assets...........................               -          4,508               -         (3,700)            808
 Investment in subsidiaries...............       341,821              -               -       (341,821)              -
                                              ----------     ----------      ----------    -----------      ----------
         Total assets.....................    $  352,452     $  654,677      $    1,095    $  (348,362)     $  659,862
                                              ==========     ==========      ==========    ===========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      155      $        -    $         -      $    1,601
    Accounts payable......................             -         60,660             260              -          60,920
    Other accrued liabilities.............         6,592         61,106             108         (1,063)         66,743
                                              ----------     ----------      ----------    -----------      ----------
         Total current liabilities........         8,038        121,921             368         (1,063)        129,264
 Long-term debt (net of unamortized
    discount).............................       401,495          4,652               -         (1,778)        404,369
 Deferred income taxes....................             -          1,639               -              -           1,639
 Intercompany advances....................      (166,311)       172,966          (6,655)             -               -
 Other liabilities........................             -        240,019               -       (223,404)         16,615
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       243,222        541,197          (6,287)      (226,245)        551,887
 Mandatorily redeemable senior convertible
    participating preferred stock.........        79,739              -               -              -          79,739
 Other preferred stock, common stock and
    other stockholders' equity............        54,255         88,539               -        (89,794)         53,000
 Retained earnings (deficit)..............       (24,764)        24,941           7,382        (32,323)        (24,764)
                                              ----------     ----------      ----------    -----------      ----------
                                                  29,491        113,480           7,382       (122,117)         28,236
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  352,452     $  654,677      $    1,095    $  (348,362)     $  659,862
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                                         DECEMBER 31, 1998
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                              ----------     ----------      ----------    -----------      ----------
                                                                     (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..................................    $   59,665     $   29,535      $        -    $         -      $   89,200
    Accounts receivable, net..............             -         60,176             836              -          61,012
    Inventories...........................             -         42,952               -              -          42,952
    Deferred income taxes.................             -          2,269               -              -           2,269
    Other current assets..................        98,323         29,210           7,860       (122,774)         12,619
                                              ----------     ----------      ----------    -----------      ----------
         Total current assets.............       157,988        164,142           8,696       (122,774)        208,052
 Notes receivable, net....................           967            272               -              -           1,239
 Property and equipment, net..............             -        361,803               -              -         361,803
 Intangible assets........................             -         21,141               -              -          21,141
 Deferred financing costs.................         9,284              -               -              -           9,284
 Deferred income taxes....................           879          4,235               -              -           5,114
 Other assets...........................             730          6,398               -         (3,700)          3,428
 Investment in subsidiaries...............       338,205              -               -       (338,205)              -
                                              ----------     ----------      ----------    -----------      ----------
         Total assets.....................    $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      148      $        -    $         -      $    1,594
    Accounts payable......................             -         46,645               7              -          46,652
    Other accrued liabilities.............        18,988        163,285           2,916       (122,761)         62,428
                                              ----------     ----------      ----------    -----------      ----------
         Total current liabilities........        20,434        210,078           2,923       (122,761)        110,674
 Long-term debt (net of unamortized
    discount).............................       387,942          2,923               -              -         390,865
 Deferred income taxes....................             -            937               -              -             937
 Other liabilities........................             -        232,566               -       (223,404)          9,162
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities................       408,376        446,504           2,923       (346,165)        511,638
 Mandatorily redeemable senior convertible
    participating preferred stock.........        69,974              -               -              -          69,974
 Other preferred stock, common stock and
    other stockholders' equity............        44,801         84,880               -        (86,134)         43,547
 Retained earnings........................       (15,098)        26,607           5,773        (32,380)        (15,098)
                                              ----------     ----------      ----------    -----------      ----------
                                                  29,703        111,487           5,773       (118,514)         28,449
                                              ----------     ----------      ----------    -----------      ----------
         Total liabilities and
            stockholders' equity..........    $  508,053     $  557,991      $    8,696    $  (464,679)     $  610,061
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)
SCHEDULES:


                                                                     YEAR ENDED DECEMBER 31, 1999
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR      ONGUARANTOR
                                               COMPANY       SUBSIDIARIES    NSUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            -------------- -------------- ---------------- -------------- -----------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $   955,105      $        -     $        -     $    955,105
    Nonfuel................................            -         477,786           1,476           (203)         479,059
    Rent and royalties.....................            -          33,775           7,326        (20,641)          20,460
                                              ----------     -----------      ----------     ----------     ------------
    Total revenues.........................            -       1,466,666           8,802        (20,844)       1,454,624
 Cost of revenues (excluding depreciation).            -       1,051,080               -              -        1,051,080
                                              ----------       ---------      ----------     ----------     ------------
 Gross profit (excluding depreciation).....            -         415,586           8,802        (20,844)         403,544
 Operating expenses........................            -         287,267             481        (20,641)         267,107
 Selling, general and
     administrative expenses...............          806          32,099           5,759           (203)          38,461
 Transition expense........................            -           3,952               -              -            3,952
 Depreciation and amortization expense.....        1,349          51,853               -              -           53,202
 (Gain) loss on sale of property and
    equipment..............................            -          (2,615)              -              -           (2,615)
 Stock compensation expense................            -           5,062               -              -            5,062
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) from operations.............       (2,155)         37,968           2,562              -           38,375
 Interest expense, net.....................            -         (37,191)             (3)             -          (37,194)
 Equity income (loss)......................        1,318               -               -         (1,318)               -
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before income taxes.........         (837)            777           2,559         (1,318)           1,181
 (Benefit) provision for income taxes......         (936)          1,068             950              -            1,082
                                              ----------     -----------      ----------     ----------     ------------
 Net (loss) income.........................           99            (291)          1,609         (1,318)              99
 Less: preferred dividends.................       (9,765)              -               -              -           (9,765)
 Less: intercompany dividends..............            -          (1,375)              -          1,375                -
 Retained earnings (deficit) - beginning of
    the year...............................      (15,098)         26,607           5,773        (32,380)         (15,098)
                                              ----------     -----------      ----------     ----------     ------------
 Retained earnings' (deficit)-end of the
    year                                      $  (24,764)    $    24,941      $    7,382     $  (32,323)    $    (24,764)
                                              ==========     ===========      ==========     ==========     ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                  YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                              ----------     ----------     ----------   ------------     ------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  554,735     $        -    $        -     $  554,735
    Nonfuel................................            -        346,504          1,257          (230)       347,531
    Rent and royalties.....................            -         32,949          6,875       (18,280)        21,544
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        934,188          8,132       (18,510)       923,810
 Cost of revenues (excluding depreciation).            -        627,149              -             -        627,149
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        307,039          8,132       (18,510)       296,661
 Operating expenses........................          160        210,476          1,571       (18,510)       193,697
 Selling, general and
     administrative expense................          829         32,556            871             -         34,256
 Transition expense........................            -          3,648              -             -          3,648
 Depreciation and amortization expense.....        1,482         43,180              -             -         44,662
 (Gain) loss on sale of property and
    equipment..............................            -         (1,195)             -             -         (1,195)
 Stock compensation expense................            -          2,500              -             -          2,500
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (2,471)        15,874          5,690             -         19,093
 Interest expense, net.....................            -        (25,368)            (3)            -        (25,371)
 Equity income (loss)......................       (2,155)             -              -         2,155              -
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before income taxes and
      extraordinary items..................       (4,626)        (9,494)         5,687         2,155         (6,278)
 (Benefit) provision for income taxes......         (449)        (3,774)         2,122             -         (2,101)
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before extraordinary item          (4,177)        (5,720)         3,565         2,155         (4,177)
 Extraordinary loss (less applicable income
    tax benefit)...........................       (3,905)             -              -             -         (3,905)
                                              ----------     ----------     ----------    ----------     ----------
 Net (loss) income.........................       (8,082)        (5,720)         3,565         2,155         (8,082)
 Less: preferred dividends.................       (8,570)             -              -             -         (8,570)
 Retained earnings (deficit) - beginning of
    the year...............................        1,554         32,327          2,208       (34,535)         1,554
                                              ----------     ----------     ----------    ----------     ----------
 Retained earnings (deficit) - end of the
    year                                      $  (15,098)    $   26,607     $    5,773    $  (32,380)    $  (15,098)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                   YEAR ENDED DECEMBER 31, 1997
                                             -------------------------------------------------------------------------
                                                PARENT        GUARANTOR    NONGUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                               ----------     ----------     ----------   ------------     ------------
                                                                    (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel.....................................  $        -     $  715,852     $        -     $   (7,215)    $  708,637
    Nonfuel..................................           -        293,874              7            (38)       293,843
    Rent and royalties.......................           -         41,656          3,414         (8,222)        36,848
                                               ----------     ----------     ----------     ----------     ----------
    Total revenues...........................           -      1,051,382          3,421        (15,475)     1,039,328
 Cost of revenues (excluding depreciation)...           -        780,299             -          (7,215)       773,084
                                               ----------     ----------     ----------     ----------     ----------
 Gross profit (excluding depreciation)                  -        271,083          3,421         (8,260)       266,244
 Operating expenses..........................           -        175,088            244         (8,260)       167,072
 Selling, general and administrative expenses         814         33,934            871              -         35,619
 Transition expense..........................           -         14,961            251              -         15,212
 Depreciation and amortization expense.......       1,119         34,721              -              -         35,840
 (Gain) loss on sales of property and
    equipment................................           -        (11,244)             -              -        (11,244)
 Stock compensation expense..................           -          1,400              -              -          1,400
                                               ----------     ----------     ----------     ----------     ----------
 Income of subsidiary held for disposition...      (1,933)        22,223          2,055              -         22,345
                                                   (2,629)       (20,269)             -              -        (22,898)
 Income from operations......................      (5,153)             -              -          5,153              -
                                               ----------     ----------     ----------     ----------     ----------
 (Expense), net..............................      (9,715)         1,954          2,055          5,153           (553)
 Equity income (loss)........................      (3,952)           509            802          2,297           (344)
                                               ----------     ----------     ----------     ----------     ----------
 Income before provision for income taxes
    and extraordinary items..................      (5,763)         1,445          1,253          2,856           (209)
 (Benefit) Provision for income taxes........           -         (5,554)             -              -         (5,554)
                                               ----------     ----------     ----------     ----------     ----------
 Net (loss) income...........................      (5,763)        (4,109)         1,253          2,856         (5,763)
 Less: preferred dividends...................      (7,520)             -              -              -         (7,520)
 Retained earnings (deficit) - beginning of
    the year.................................      14,837         36,436            955        (37,391)        14,837
                                               ----------     ----------     ----------     ----------     ----------
 Retained earnings (deficit) - end of the
    year.....................................  $    1,554     $   32,327     $    2,208     $  (34,535)    $    1,554
                                               ==========     ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                   YEAR ENDED DECEMBER 31, 1999
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR     NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                             ----------   ------------    ------------   ------------    ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $    6,780     $   37,932     $        -    $        -     $   44,712
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (57,762)             -             -        (57,762)
    Proceeds from sales of property and
       equipment..........................            -          9,147              -             -          9,147
    Capital expenditures..................            -        (87,401)             -             -        (87,401)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities                                   -       (136,016)             -             -       (136,016)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............       75,500              -              -             -         75,500
    Revolving loan repayments.............      (60,500)             -              -             -        (60,500)
    Long-term debt repayments.............       (1,446)          (148)             -             -         (1,594)
    Proceeds from issuance of common
       stock............................          6,738              -              -             -          6,738
    Intercompany advances...............        (86,737)        86,737              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............      (66,445)        86,589              -             -         20,144
                                             ----------     ----------     ----------    ----------     ----------
         Net increase/(decrease) in cash..      (59,665)       (11,495)             -             -        (71,160)
 Cash at the beginning of the year........       59,665         29,535              -             -         89,200
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $        -     $   18,040     $        -    $        -     $   18,040
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 1998
                                           ------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                           -------------- -------------- ------------  ------------    ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   (2,396)    $   50,917     $        -    $        -     $   48,521
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (63,215)             -             -        (63,215)
    Proceeds from sales of property and
       equipment..........................            -          3,414              -             -          3,414
    Capital expenditures..................            -        (65,704)             -             -        (65,704)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -       (125,505)             -             -       (125,505)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt borrowings.............      229,250              -              -             -        229,250
    Long-term debt repayments.............     (129,987)             -              -             -       (129,987)
    Repurchase of common stock..........           (475)             -              -             -           (475)
    Debt issuance costs.................         (4,360)             -              -             -         (4,360)
    Intercompany advances...............        (91,959)        91,959              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............        2,469         91,959              -             -         94,428
                                             ----------     ----------     ----------    ----------     ----------
         Net increase in cash.............           73         17,371              -             -         17,444
 Cash at the beginning of the year........       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $   59,665     $   29,535     $        -    $        -     $   89,200
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------------------------------------------
                                              PARENT        GUARANTOR     NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                           -------------- -------------- ------------- -------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   13,898     $   27,772     $        -    $        -     $   41,670
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (15,127)             -             -        (15,127)
    Proceeds from sales of property and
       equipment..........................            -         37,958              -             -         37,958
    Capital expenditures..................            -        (60,818)             -             -        (60,818)
                                             ----------     -----------    ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -        (37,987)             -             -        (37,987)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............            -          3,750              -             -          3,750
    Revolving loan repayments.............            -        (17,750)             -             -        (17,750)
    Long-term debt borrowings.............      205,000              -              -             -        205,000
    Long-term debt repayments.............         (375)      (126,300)             -             -       (126,675)
    Proceeds from issuance of stock.....            329              -              -             -            329
    Repurchase of common stock..........         (7,456)             -              -             -         (7,456)
    Debt issuance costs.................        (12,904)             -              -             -        (12,904)
    Intercompany advances...............       (138,900)       138,900              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............       45,694         (1,400)             -             -         44,294
                                             ----------     ----------     ----------    ----------     ----------
         Net increase (decrease) in cash..       59,592        (11,615)             -             -         47,977
 Cash at the beginning of the year........            -         23,779              -             -         23,779
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $   59,592     $   12,164     $        -    $        -     $   71,756
                                             ==========     ==========     ==========    ==========     ==========

QUARTERLY FINANCIAL DATA - UNAUDITED

                                                          FIRST          SECOND          THIRD           FOURTH
                                                         QUARTER        QUARTER         QUARTER        QUARTER(a)
                                                      -------------  -------------    ------------    -------------
                                                           (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
1999 Data:
     Total Revenue                                     $   268,228     $   342,371     $   421,874     $   422,151
     Gross Profit                                      $    86,551     $   100,804     $   112,152     $   104,037
     Net income (loss)                                 $    (1,677)    $     1,790     $       106     $      (120)
     Income (loss) per common share
         (basic and diluted)                           $     (6.73)    $     (0.91)    $     (2.75)    $     (2.57)

1998 Data:
     Total Revenue                                     $   213,324     $   229,537     $   238,335     $   242,614
     Gross Profit                                      $    66,174     $    72,164     $    78,975     $    79,348
     Income (loss) before extraordinary item           $    (7,283)    $       678     $     2,387     $        41
     Net income (loss)                                 $    (7,283)    $       678     $     2,387     $    (3,864)
     Earnings per common share:
         Income (loss) before extraordinary item:
              Basic                                    $    (14.97)    $     (2.34)    $      0.29     $     (3.63)
              Diluted                                  $    (14.97)    $     (2.34)    $      0.05     $     (3.63)
         Net income (loss):
              Basic                                    $    (14.97)    $     (2.34)    $      0.29     $    (10.16)
              Diluted                                  $    (14.97)    $     (2.34)    $      0.05     $    (10.16)


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

1.       Financial Statements

         Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 26.

2.       Financial Statement Schedules

         All schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

3.       Exhibits

         Reference is made to the Exhibit Index set forth at page i of this report.

B.       Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

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

                                                             TRAVELCENTERS OF AMERICA, INC.


                  March 30, 2000                             By:    /s/  James W. George
         --------------------------------------------               --------------------
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


               Signature                                    Title                                  Date
               ---------                                    -----                                  ----
   /s/      Edwin P. Kuhn                President, Chief Executive Officer and               March 30, 2000
   ------------------------------        Director (Principal Executive Officer)
            Edwin P. Kuhn

   /s/     James W. George               Senior Vice President, Chief Financial               March 30, 2000
   ------------------------------        Officer and Secretary (Principal
           James W. George               Financial Officer and Principal
                                         Accounting Officer)

   /s/    Margaret M. Eisen              Director                                             March 30, 2000
   ------------------------------
          Margaret M. Eisen

   /s/ Robert B. Calhoun, Jr.            Chairman of the Board of Directors and               March 30, 2000
   ------------------------------        Director
       Robert B. Calhoun, Jr.

   /s/     Eugene P. Lynch               Director                                             March 30, 2000
   ------------------------------
           Eugene P. Lynch

   /s/   Louis J. Mischianti             Director                                             March 30, 2000
   ------------------------------
         Louis J. Mischianti

   /s/      Rolf H. Towe                 Director                                             March 30, 2000
   ------------------------------
            Rolf H. Towe

   /s/    Harrison T. Bubb               Director                                             March 30, 2000
   ------------------------------
          Harrison T. Bubb

   /s/   E. Philip Saunders              Director                                             March 30, 2000
   ------------------------------
         E. Philip Saunders

   /s/      James L. Hebe                Director                                             March 30, 2000
   ------------------------------
            James L. Hebe

                                  EXHIBIT INDEX

  Exhibit
  Number                                              Exhibit                                                      Page
---------     ------------------------------------------------------------------------------------------        ----------
    2.1       Asset Purchase Agreement, dated October 17, 1998, between TA and Burns Bros. Inc.................    (f)

    2.2       Amendment to Asset Purchase Agreement, dated December 3, 1998, between TA and Burns
              Bros. Inc........................................................................................    (f)

    2.3       Agreement and Plan of Merger by and among the Company, TP Acquisition, Inc. and TPOA,
              dated as of February 26, 1999....................................................................    (e)

    2.4       Share Exchange Agreement by and among the Company and E. Philip Saunders, dated as of
              February 26, 1999................................................................................    (e)

    2.5       Voting Agreement, dated as of February 26, 1999, among the Company, TP Acquisition,
              Inc. and E. Philip Saunders and John M. Holohan..................................................    (e)

    3.1       Restated Certificate of Incorporation of the Company.............................................    (a)

    3.2       Certificate of Amendment to the Restated Certificate of Incorporation of the Company.............    (d)

    3.3       Restated Certificate of Incorporation of National Auto/Truckstops, Inc...........................    (b)

    3.4       Restated Certificate of Incorporation of TA Operating Corporation................................    (b)

    3.5       Second Amended and Restated By-laws of the Company...............................................    (b)

    3.6       Amended and Restated By-laws of National Auto/Truckstops, Inc....................................    (b)

    3.7       Amended and Restated By-laws of TA Operating Corporation.........................................    (b)

    4.1       Indenture, dated March 27, 1997, among the Company, TA, National and Fleet National
              Bank as Trustee..................................................................................    (a)

    4.2       Exchange and Registration Rights Agreement, dated March 27, 1997, among the Company,
              the TA Subsidiary, the National Subsidiary and Chase Securities, Inc.............................    (a)

    4.3       Form of Face of Initial Security (included in Exhibit 4.1 as Exhibit A)..........................    (a)

    4.4       Form of Face of Exchange Security (included in Exhibit 4.1 as Exhibit B).........................    (a)

    4.5       Supplemental Indenture, dated March 1, 1998, among the Company, TA, National, TA Travel
              and State Street Bank and Trust Company as Trustee...............................................    (b)

    4.6       Investment and Option Agreement dated July 21, 1999 between the Company and
              Freightliner Corporation.........................................................................    (g)

    4.7       Supplemental Indenture, dated as of January 12, 2000, among Travel Port Systems, Inc.
              (now known as LA Licensing), the Company and State Street Bank and Trust Company as
              Trustee..........................................................................................

    9.1       Voting Trust Agreement, dated April 14, 1993, among the Company, the Voting Trustee and
              the Operator Stockholders named therein..........................................................    (a)



  Exhibit
  Number                                              Exhibit                                                      Page
---------     ------------------------------------------------------------------------------------------        ----------

    9.2       Amendment No. 1 to Voting Trust Agreement, dated November 29, 1993, among the Company,
              the Voting Trustee and the Operator Stockholders.................................................     (a)

    9.3       Amendment No. 2 to Voting Trust Agreement, dated March 6, 1997, among the Company, the
              Voting Trustee and the Operator Stockholders.....................................................     (a)

   10.1       Amended and Restated Registration Agreement among the Company, National I, National II,
              National III, Clipper Truckstops, L.P., Clipper/Merchant, Olympus, Barclays Bank,
              Barclays, Mellon Bank, N.A. as Trustee for First Plaza, UBS, Phoenix  Insurance Company
              and Travelers dated as of December 10, 1993......................................................     (a)

   10.2*      1993 Stock Incentive Plan of the Company.........................................................     (a)

   10.3*      Form of the Company's 1993 Stock Incentive Plan--Nonqualified Stock Option
              Agreement--National Awards.......................................................................     (a)

   10.4*      Form of the Company's 1993 Stock Incentive Plan--Nonqualified Stock Option Agreement--TA
              Awards ..........................................................................................     (a)

   10.5       Credit Agreement, dated as of March 21, 1997, as amended and restated as of
              November 24, 1998, among the Company, the Chase Manhattan Bank as agent, fronting bank
              and swingline lender and the Lenders party thereto...............................................     (f)

   10.6       Senior Note Exchange Agreement as of March 21, 1997, among the Company,  TA, National
              and the Noteholders listed on Schedule 1 thereto.................................................     (a)

   10.7       Amendment and Waiver Agreement dated as of March 1, 1998, amending the Senior Note
              Exchange Agreement, dated March 21, 1997.........................................................     (b)

   10.8       Supplemental Agreement, dated as of November 24, 1998, amending the Senior Secured Note
              Exchange Agreement dated as of March 21, 1997 (as amended).......................................     (f)

   10.9       Stockholders' Agreement, dated as of March 6, 1996, among the Company, the voting trust certificate holders named therein, the Voting Trustee, the management stockholders of the Company named therein, the additional stockholders named therein, Clipper, National
              I, National II, National III and Clipper/Merchant...............................................      (a)

   10.10*     Form of Executive Employment Agreement...........................................................     (b)

   10.11*     Schedule of Executive Employment Agreements omitted pursuant to Instruction 2 to Item
              601 of Regulation S-K............................................................................     (b)

   10.12*     1997 Stock Incentive Plan of the Company.........................................................     (c)

   10.13*     Form of Company's 1997 Stock Incentive Plan - Nonqualified Stock Option Agreement................     (b)

   10.14*     Form of Management Subscription Agreement........................................................     (b)

   10.15*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
              Item 601 of Regulation S-K.......................................................................     (f)

   10.16*     Form of Note.....................................................................................     (f)



  Exhibit
  Number                                              Exhibit                                                      Page
---------     ------------------------------------------------------------------------------------------        ----------

   10.17*     Schedule of Notes omitted pursuant to Instruction 2 to Item 601 of Regulation S-K................    (f)

   10.18      Operating Agreement of Freightliner Corporation and the Company, dated July 21, 1999.............    (g)

   10.19      Agreement for Lease, dated as of September 9, 1999, among TA, National and TCA Network
              Funding, LP......................................................................................    (g)

   10.20      Lease Agreement, dated as of September 9, 1999, among TA, National and TCA Network
              Funding, LP......................................................................................    (g)

   10.21      Institutional Stockholders' Agreement, dated as of July 21, 1999, among the Company and the stockholders named therein, Clipper, National,  National III, Clipper/Merchant,
              Olympus, Olympus II and Freightliner.............................................................

   21         List of Subsidiaries of the Company..............................................................

   27.1       Financial Data Schedule..........................................................................

   99.1       Information Required by Part III of Form 10-K....................................................



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

(f) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


(g) Incorporated herein by reference to exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.


*        Executive compensation plans.