Form 10-Q
period 2000-03-31
TRAVELCENTERS OF AMERICA INC
filed 2000-05-15
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              --------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                        Commission file number 333-26497


                              --------------------


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

                  INDEX                                                                  PAGE NO.
                  -----                                                                  --------
PART I.           FINANCIAL INFORMATION

       Item 1.    Consolidated Balance Sheet as of March 31, 2000 and December
                  31, 1999                                                                2

                  Unaudited Consolidated Statement of Operations and Retained
                  Earnings (Deficit) for the three months ended March 31, 2000
                  and 1999                                                                3

                  Unaudited Consolidated Statement of Cash Flows for the three
                  months ended March 31, 2000 and 1999                                    4

                  Selected Notes to Unaudited Consolidated Financial Statements           5

       Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              15

       Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                                            19

PART II.          OTHER INFORMATION

       Item 1.    Legal Proceedings                                                      19

       Item 4.    Submission of Matters to a Vote of Security Holders                    19

       Item 6.    Exhibits and Reports on Form 8-K                                       19

SIGNATURE                                                                                20

                                         TRAVELCENTERS OF AMERICA, INC.

                                           CONSOLIDATED BALANCE SHEET

                                                                                    MARCH 31,       DECEMBER 31,
                                                                                      2000             1999
                                                                                   (UNAUDITED)
                                                                                   -----------      ------------
                                      ASSETS                                         (IN THOUSANDS OF DOLLARS)
Current assets:
   Cash .....................................................................        $ 18,277         $ 18,040
   Accounts receivable (less allowance for doubtful accounts of $3,130 for
      2000 and $2,894 for 1999) .............................................          78,238           66,439
   Inventories ..............................................................          58,298           59,043
   Deferred income taxes ....................................................           4,548            4,533
   Other current assets .....................................................          13,969           16,441
                                                                                     --------         --------
        Total current assets ................................................         173,330          164,496
Notes receivable, net .......................................................           1,415            1,383
Property and equipment, net .................................................         455,473          454,093
Intangible assets ...........................................................          27,611           28,792
Deferred financing costs ....................................................           8,064            8,411
Deferred income taxes .......................................................           1,334            1,879
Other assets ................................................................           5,924              808
                                                                                     --------         --------
        Total assets ........................................................        $673,151         $659,862
                                                                                     ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .....................................        $  1,601         $  1,601
   Accounts payable .........................................................          74,057           60,920
   Other accrued liabilities ................................................          57,281           66,743
                                                                                     --------         --------
        Total current liabilities ...........................................         132,939          129,264
Commitments and contingencies (Note 6)
Long-term debt ..............................................................         416,638          404,369
Deferred income taxes .......................................................           1,639            1,639
Other long-term liabilities .................................................          17,064           16,615
                                                                                     --------         --------
                                                                                      568,280          551,887

Mandatorily redeemable senior convertible participating preferred stock .....          82,430           79,739

Other preferred stock, common stock and other stockholders' equity ..........          52,875           53,000
Retained (deficit) ..........................................................         (30,434)         (24,764)
                                                                                     --------         --------
                                                                                       22,441           28,236
                                                                                     --------         --------
        Total liabilities and stockholders' equity ..........................        $673,151         $659,862
                                                                                     ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          TRAVELCENTERS OF AMERICA, INC.

  UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        --------------------------
                                                          2000              1999
                                                        --------          --------
                                                         (IN THOUSANDS OF DOLLARS
                                                         EXCEPT PER SHARE AMOUNTS)
Revenues:
   Fuel ........................................        $328,203          $163,458
   Nonfuel .....................................         123,887            99,705
   Rent and royalties ..........................           4,720             5,065
                                                        --------          --------
   Total revenues ..............................         456,810           268,228
Cost of revenues (excluding depreciation) ......         352,672           181,677
                                                        --------          --------

Gross profit (excluding depreciation) ..........         104,138            86,551

Operating expenses .............................          72,785            58,735
Selling, general and administrative expenses ...           9,766             9,286
Transition expenses ............................             259               455
Depreciation and amortization expense ..........          15,129            11,209
Loss on sales of property and equipment ........              61                50
Stock compensation expense .....................             450               900
                                                        --------          --------

Income from operations .........................           5,688             5,916
Interest expense, net ..........................         (10,304)           (8,367)
                                                        --------          --------

Loss before income taxes .......................          (4,616)           (2,451)
Benefit for income taxes .......................          (1,637)             (774)
                                                        --------          --------

Net (loss) .....................................          (2,979)           (1,677)

Less: preferred dividends ......................          (2,691)           (2,362)
Retained (deficit) - beginning of the period ...         (24,764)          (15,098)
                                                        --------          --------
Retained (deficit) - end of the period .........        $(30,434)         $(19,137)
                                                        ========          ========

Earnings per common share (basic and diluted) ..        $  (6.47)         $  (6.73)
                                                        ========          ========

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                                      TRAVELCENTERS OF AMERICA, INC.

                              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -------------------------
                                                                                   2000             1999
                                                                                 --------         --------
                                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ...........................................................        $ (2,979)        $ (1,677)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense .............................          15,129           11,209
      Deferred income tax provision .....................................             530             (844)
      Provision for doubtful accounts ...................................             330              330
      Provision for stock compensation ..................................             450              900
      Loss on sales of property and equipment ...........................              61               50
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable .............................................         (12,254)         (10,982)
        Inventories .....................................................           1,754           (2,827)
        Other current assets ............................................           2,472           (4,646)
        Accounts payable ................................................          13,137            8,378
        Other current liabilities .......................................          (9,462)             222
      Other, net ........................................................            (288)             390
                                                                                 --------         --------

      Net cash provided by operating activities .........................           8,880              503
                                                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ................................................          (8,959)              --
   Proceeds from sales of property and equipment ........................               5               --
   Capital expenditures .................................................         (11,409)         (19,915)
                                                                                 --------         --------

      Net cash used in investing activities .............................         (20,363)         (19,915)
                                                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings ............................................          70,200               --
   Revolving loan repayments ............................................         (58,100)              --
   Long-term debt repayments ............................................            (380)            (372)
   Issuance of common stock .............................................              --               38
                                                                                 --------         --------

      Net cash provided by (used in) financing activities ...............          11,720             (334)
                                                                                 --------         --------

        Net increase (decrease) in cash .................................             237          (19,746)

Cash at the beginning of the period .....................................          18,040           89,200
                                                                                 --------         --------

Cash at the end of the period ...........................................        $ 18,277         $ 69,454
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         The Company is a nationwide marketer of truck and auto fuel and related products and services through 160 full-service travel centers in 40 states, primarily operating under the "TravelCenters of America" or "TA" trademarks. Of the network locations at March 31, 2000, the Company owns or leases 150 locations, 28 of which are leased to independent lessee-franchisees ("Operators") of the Company ("Leased Sites"), and 122 of which are operated by the Company ("Company-operated Sites"). Ten locations are owned or leased and operated by independent franchisees ("Franchisee-Owners") of the Company ("Franchisee-Owner Sites"). The Company purchases and resells diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provides fleet credit card and customer information services through its proprietary ACCESS billing system; conducts centralized purchasing programs; creates promotional programs; and, as a franchisor, assists the Operators and Franchisee-Owners in providing service to commercial fleets and the motoring public.

         The Company was incorporated on December 2, 1992 as National/Auto Truckstops Holdings Corporation. The Company's name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, the Company acquired (the "National Acquisition") the truckstop network assets (the "National Network") of a subsidiary of Unocal Corporation (together with its subsidiaries "Unocal") and in December 1993 acquired (the "TA Acquisition") the truckstop network assets (the "TA Network") of certain subsidiaries of The British Petroleum Company p.l.c. (together with its subsidiaries "BP"). In December 1998 the Company acquired (the "Burns Acquisition") the truckstop network assets (the "Burns Network") of Burns Bros., Inc., and certain of its affiliates (collectively "Burns"). In June 1999 the Company acquired (the "TPOA Acquisition") Travel Ports of America, Inc. ("TPOA"), which operated a network of truck stops (the "TPOA Network"). See Note 4 for disclosure regarding the TPOA Acquisition.

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

         The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three-month periods ended March 31, 2000 and 1999, and are not necessarily indicative of the results to be expected for the full year.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                         THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2000            1999
                                                           -------         -------
                                                       (DOLLARS AND SHARES IN THOUSANDS
                                                           EXCEPT PER SHARE AMOUNTS)
          Net loss ...................................     $(2,979)        $(1,677)
          Less:  Preferred stock dividends ...........      (2,691)         (2,362)
                                                           -------         -------
          Net loss available to common stockholders ..      (5,670)         (4,039)

          Weighted average shares outstanding ........         877             600
                                                           -------         -------

          Loss per share .............................     $ (6.47)        $ (6.73)
                                                           =======         =======

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the quarters ended March 31, 2000 and 1999.

3.       INVENTORIES

         Inventories consist of the following:

                                               MARCH 31,     DECEMBER 31,
                                                 2000           1999
                                               ---------     ------------
                                               (IN THOUSANDS OF DOLLARS)
          Nonfuel merchandise ..........        $49,924        $51,043
          Petroleum products ...........          8,374          8,000
                                                -------        -------

                Total inventories ......        $58,298        $59,043
                                                =======        =======

4.       TPOA ACQUISITION

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

         The total cost of the acquisition was $86,003,000. This was comprised of cash paid to purchase the TPOA stock and repay the TPOA debt of $58,767,000, the value of the 85,000 shares of the Company's common stock issued in exchange for TPOA shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $9,907,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years. The cash portion of the TPOA Acquisition was initially funded with $30,000,000 of the restricted cash provided by the 1998 Refinancing, $25,000,000 of borrowings under the Company's revolving credit facility and other available cash.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The following unaudited pro forma information presents the results of operations of the Company as if the TPOA Acquisition had taken place on January 1, 1999.

                                                                        THREE MONTHS ENDED
                                                                          MARCH 31, 1999
                                                                    -------------------------
                                                                    (IN THOUSANDS OF DOLLARS
                                                                    EXCEPT PER SHARE AMOUNTS)
         Total revenue..............................................        $303,886
         Gross profit...............................................        $101,229
         Income from operations.....................................        $  7,147
         Net (loss).................................................        $(1,385)
         Loss per common share (basic and diluted)..................        $ (6.25)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 1999, or that may result in the future.

5.       COMMITMENTS AND CONTINGENCIES

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements entered into with those companies as part of the National Acquisition and the TA Acquisition, respectively, and has a reserve of $7,100,000 for such matters. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

PENDING LITIGATION

         The Company is involved from time to time in various legal and administrative proceedings incidental to the ordinary course of its business. The Company is not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on the Company's business, financial condition, results of operations or cash flows.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
                                                                         2000       1999
                                                                        ------     ------
                                                                    (IN THOUSANDS OF DOLLARS)
   Cash paid during the period for:
     Interest.......................................................... $6,375     $4,374
     Income taxes (net of refunds)..................................... $1,687     $  806

         During the first quarter of 2000, the Company assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable from a former Operator.

7.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth the consolidating balance sheets of the Company as of March 31, 2000 and December 31, 1999 and the consolidating statements of operations and retained earnings (deficit) and of cash flows of the Company for the three months ended March 31, 2000 and 1999. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined balances of TA, National and TA Licensing, including related intercompany eliminations, and "Nonguarantor Subsidiary" refers to the balances of TAFSI. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries on a combined basis and the Nonguarantor Subsidiary and, (b) eliminate the Company's investments in its subsidiaries. The Guarantor Subsidiaries (TA, National and TA Licensing), are wholly-owned subsidiaries of the Company and have fully and unconditionally, jointly and severally, guaranteed the Company's indebtedness. In the 10-Q filing, the Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                           MARCH 31, 2000
                                                  --------------------------------------------------------------------------------
                                                   PARENT          GUARANTOR     NONGUARANTOR
                                                  COMPANY         SUBSIDIARIES    SUBSIDIARY        ELIMINATIONS      CONSOLIDATED
                                                  -------         ------------   ------------       ------------      ------------
                                                                              (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash .....................................     $     --          $ 18,277        $    --           $      --         $ 18,277
   Accounts receivable, net .................           --            76,986          1,252                  --           78,238
   Inventories ..............................           --            58,298             --                  --           58,298
   Deferred income taxes ....................           --             4,548             --                  --            4,548
   Other current assets .....................        3,902            11,937             --              (1,870)          13,969
                                                  --------          --------        -------           ---------         --------

        Total current assets ................        3,902           170,046          1,252              (1,870)         173,330
Notes receivable, net .......................        1,074               341             --                  --            1,415
Property and equipment, net .................           --           455,473             --                  --          455,473
Intangible assets ...........................           --            27,611             --                  --           27,611
Deferred financing costs ....................        8,064                --             --                  --            8,064
Deferred income taxes .......................          879               455             --                  --            1,334
Other assets ................................           --             5,924             --                  --            5,924
Investment in subsidiaries ..................      115,804                --             --            (115,804)              --
                                                  --------          --------        -------           ---------         --------

        Total assets ........................     $129,723          $659,850        $ 1,252           $(117,674)        $673,151
                                                  ========          ========        =======           =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .....     $  1,446          $    155        $    --           $      --         $  1,601
   Accounts payable .........................           --            73,977             80                  --           74,057
   Other accrued liabilities ................        9,160            49,400            591              (1,870)          57,281
                                                  --------          --------        -------           ---------         --------

        Total current liabilities ...........       10,606           123,532            671              (1,870)         132,939
Long-term debt ..............................      413,234             3,404             --                  --          416,638
Deferred income taxes .......................           --             1,639             --                  --            1,639
Intercompany payable (receivable) ...........     (400,242)          406,708         (6,466)                 --               --
Other liabilities ...........................           --            17,064             --                  --           17,064
                                                  --------          --------        -------           ---------         --------

        Total liabilities ...................       23,598           552,347         (5,795)             (1,870)         568,280

Mandatorily redeemable senior convertible
   participating preferred stock ............       82,430                --             --                  --           82,430

Other preferred stock, common stock and other
   stockholders' equity .....................       54,129            84,839             --             (86,093)          52,875
Retained earnings (deficit) .................      (30,434)           22,664          7,047             (29,711)         (30,434)
                                                  --------          --------        -------           ---------         --------

                                                    23,695           107,503          7,047            (115,804)          22,441
                                                  --------          --------        -------           ---------         --------
        Total liabilities and stockholders'
           equity ...........................     $129,723          $659,850        $ 1,252           $(117,674)        $673,151
                                                  ========          ========        =======           =========         ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                DECEMBER 31, 1999
                                                 ------------------------------------------------------------------------------
                                                  PARENT          GUARANTOR      NONGUARANTOR
                                                  COMPANY        SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS      CONSOLIDATED
                                                 ---------       ------------    ------------    ------------      ------------
                                                                            (IN THOUSANDS OF DOLLARS)
Current assets:
   Cash .................................        $      --         $ 18,040        $    --         $      --         $ 18,040
   Accounts receivable, net .............               --           65,344          1,095                --           66,439
   Inventories ..........................               --           59,043             --                --           59,043
   Deferred income taxes ................               --            4,533             --                --            4,533
   Other current assets .................              278           16,163             --                --           16,441
                                                 ---------         --------        -------         ---------         --------

        Total current assets ............              278          163,123          1,095                --          164,496
Notes receivable, net ...................            1,062              321             --                --            1,383
Property and equipment, net .............               --          454,093             --                --          454,093
Intangible assets .......................               --           28,792             --                --           28,792
Deferred financing costs ................            8,411               --             --                --            8,411
Deferred income taxes ...................              880              999             --                --            1,879
Other assets ............................               --              808             --                --              808
Investment in subsidiaries ..............          118,417               --             --          (118,417)              --
                                                 ---------         --------        -------         ---------         --------

        Total assets ....................        $ 129,048         $648,136        $ 1,095         $(118,417)        $659,862
                                                 =========         ========        =======         =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .        $   1,446         $    155        $    --         $      --         $  1,601
   Accounts payable .....................               --           60,660            260                --           60,920
   Other accrued liabilities ............            6,592           60,043            108                --           66,743
                                                 ---------         --------        -------         ---------         --------

        Total current liabilities .......            8,038          120,858            368                --          129,264
Long-term debt (net of unamortized
   discount) ............................          401,495            2,874             --                --          404,369
Deferred income taxes ...................               --            1,639             --                --            1,639
Intercompany payable (receivable) .......         (389,715)         396,370         (6,655)               --               --
Other liabilities .......................               --           16,615             --                --           16,615
                                                 ---------         --------        -------         ---------         --------

        Total liabilities ...............           19,818          538,356         (6,287)               --          551,887

Mandatorily redeemable senior convertible
   participating preferred stock ........           79,739               --             --                --           79,739

Other preferred stock, common stock and
   other stockholders' equity ...........           54,255           84,839             --           (86,094)          53,000
Retained earnings (deficit) .............          (24,764)          24,941          7,382           (32,323)         (24,764)
                                                 ---------         --------        -------         ---------         --------

                                                    29,491          109,780          7,382          (118,417)          28,236
                                                 ---------         --------        -------         ---------         --------

        Total liabilities and
           stockholders' equity .........        $ 129,048         $648,136        $ 1,095         $(118,417)        $659,862
                                                 =========         ========        =======         =========         ========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
SCHEDULES:

                                                                                  MARCH 31, 2000
                                                  ------------------------------------------------------------------------------
                                                   PARENT         GUARANTOR       NONGUARANTOR
                                                  COMPANY        SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS       CONSOLIDATED
                                                  --------       ------------     ------------   ------------       ------------
                                                                             (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel .....................................     $     --         $328,203          $   --        $     --          $ 328,203
   Nonfuel ..................................           --          123,887                              --            123,887
   Rent and royalties .......................           --            2,988           1,732              --              4,720
                                                  --------         --------          ------        --------          ---------
   Total revenues ...........................           --          455,078           1,732              --            456,810
Cost of revenues (excluding depreciation)  ..           --          352,672              --              --            352,672
                                                  --------         --------          ------        --------          ---------
Gross profit (excluding depreciation) .......           --          102,406           1,732              --            104,138

Operating expenses ..........................           --           71,658           1,127              --             72,785
Selling, general and
    administrative expenses .................          200            8,411           1,155              --              9,766
Transition expenses .........................           --              259              --              --                259
Depreciation and amortization expense .......          356           14,773              --              --             15,129
Loss on sales of property and equipment .....           --               61              --              --                 61
Stock compensation expense ..................           --              450              --              --                450
                                                  --------         --------          ------        --------          ---------
Income (loss) from operations ...............         (556)           6,794            (550)             --              5,688
Interest expense, net .......................           --          (10,304)             --              --            (10,304)
Equity income (loss) ........................       (2,612)              --              --           2,612                 --
                                                  --------         --------          ------        --------          ---------
Income (loss) before income taxes ...........       (3,168)          (3,510)           (550)          2,612             (4,616)
Provision (benefit) for income taxes ........         (189)          (1,233)           (215)             --             (1,637)
                                                  --------         --------          ------        --------          ---------

Net income (loss) ...........................       (2,979)          (2,277)           (335)          2,612             (2,979)
Less: preferred dividends ...................       (2,691)              --              --              --             (2,691)
Retained earnings (deficit) - beginning of
   the period ...............................      (24,764)          24,941           7,382         (32,323)           (24,764)
                                                  --------         --------          ------        --------          ---------

Retained earnings (deficit) - end of the
   period ...................................     $(30,434)        $ 22,664          $7,047        $(29,711)         $ (30,434)
                                                  ========         ========          ======        ========          =========

                         TRAVELCENTERS OF AMERICA, INC.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 MARCH 31, 1999
                                                  ---------------------------------------------------------------------------
                                                   PARENT         GUARANTOR      NONGUARANTOR
                                                  COMPANY         SUBSIDIARY      SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                                  --------        ----------     ------------   ------------     ------------
                                                                           (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel .....................................     $     --         $163,458         $   --        $     --         $163,458
   Nonfuel ..................................           --           99,524            181              --           99,705
   Rent and royalties .......................           --            3,407          1,658              --            5,065
                                                  --------         --------         ------        --------         --------
   Total revenues ...........................           --          266,389          1,839              --          268,228
Cost of revenues (excluding depreciation)  ..           --          181,677             --              --          181,677
                                                  --------         --------         ------        --------         --------
Gross profit (excluding depreciation) .......           --           84,712          1,839              --           86,551

Operating expenses ..........................           54           58,473            208              --           58,735
Selling, general and
    administrative expenses .................          192            8,876            218              --            9,286
Transition expenses .........................           --              455             --              --              455
Depreciation and amortization expense .......          334           10,875             --              --           11,209
Loss on sales of property and equipment .....           --               50             --              --               50
Stock compensation expense ..................           --              900             --              --              900
                                                  --------         --------         ------        --------         --------
Income (loss) from operations ...............         (580)           5,083          1,413              --            5,916
Interest expense, net .......................           --           (8,367)            --              --           (8,367)
Equity income (loss) ........................       (1,294)              --             --           1,294               --
                                                  --------         --------         ------        --------         --------
Income (loss) before income taxes ...........       (1,874)          (3,284)         1,413           1,294           (2,451)
Provision (benefit) for income taxes ........         (197)          (1,104)           527              --             (774)
                                                  --------         --------         ------        --------         --------

Net income (loss) ...........................       (1,677)          (2,180)           886           1,294           (1,677)
Less: preferred dividends ...................       (2,362)              --             --              --           (2,362)
Retained earnings (deficit) - beginning of
   the period ...............................      (15,098)          26,607          5,773         (32,380)         (15,098)
                                                  --------         --------         ------        --------         --------

Retained earnings (deficit) - end of the
   period ...................................     $(19,137)        $ 24,427         $6,659        $(31,086)        $(19,137)
                                                  ========         ========         ======        ========         ========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                                            MARCH 31, 2000
                                              ----------------------------------------------------------------------
                                              PARENT          GUARANTOR     NONGUARANTOR
                                              COMPANY        SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                              --------       ------------   ------------  ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .................     $ (3,699)        $ 12,579         $ --          $ --        $  8,880
                                              --------         --------         ----          ----        --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ................           --           (8,959)          --            --          (8,959)
   Proceeds from sales of property and
      equipment .........................           --                5           --            --               5
   Capital expenditures .................           --          (11,409)          --            --         (11,409)
                                              --------         --------         ----          ----        --------
     Net cash used in investing
        activities ......................           --          (20,363)          --            --         (20,363)
                                              --------         --------         ----          ----        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings ............       70,200               --           --            --          70,200
   Revolving loan repayments ............      (58,100)              --           --            --         (58,100)
   Long-term debt repayments ............         (362)             (18)          --            --            (380)
   Intercompany advances ................       (8,039)           8,039           --            --              --
                                              --------         --------         ----          ----        --------
      Net cash provided by (used in)
        financing activities ............        3,699            8,021           --            --          11,720
                                              --------         --------         ----          ----        --------
 Net increase in cash ...................           --              237           --            --             237
Cash at the beginning of the period .....           --           18,040           --            --          18,040
                                              --------         --------         ----          ----        --------
Cash at the end of the period ...........     $     --         $ 18,277         $ --          $ --        $ 18,277
                                              ========         ========         ====          ====        ========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                          MARCH 31, 1999
                                             -----------------------------------------------------------------------
                                              PARENT         GUARANTOR     NONGUARANTOR
                                             COMPANY        SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             --------       ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ................     $  3,341         $ (2,838)        $ --          $ --         $    503
                                             --------         --------         ----          ----         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................           --          (19,915)          --            --          (19,915)
                                             --------         --------         ----          ----         --------
     Net cash used in investing
        activities .....................           --          (19,915)          --            --          (19,915)
                                             --------         --------         ----          ----         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt repayments ...........         (361)             (11)          --            --             (372)
   Issuance of common stock ............           38               --           --            --               38
   Intercompany advances ...............      (17,415)          17,415           --            --               --
                                             --------         --------         ----          ----         --------
      Net cash used in financing
        activities .....................      (17,738)          17,404           --            --             (334)
                                             --------         --------         ----          ----         --------
      Net (decrease) in cash ...........      (14,397)          (5,349)          --            --          (19,746)
Cash at the beginning of the period ....       59,665           29,535           --            --           89,200
                                             --------         --------         ----          ----         --------
Cash at the end of the period ..........     $ 45,268         $ 24,186         $ --          $ --         $ 69,454
                                             ========         ========         ====          ====         ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes to consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with the Company's Form 10-K for the year ended December 31, 1999.

OVERVIEW

         The Company is a holding company which, through its wholly-owned subsidiaries, owns, operates and franchises more full-service travel centers in the United States than any of its competitors with 160 network sites nationwide, including 150 Company-owned locations. The Company was formed in December 1992 to facilitate the National Acquisition in April 1993. In December 1993, the Company acquired the TA Network. In December 1998, the Company acquired the Burns Network and in June 1999 the Company acquired the TPOA Network. Historically, under the Company's ownership, National operated principally as a fuel wholesaler and franchisor, with relatively few Company-operated sites. As a result, its revenues consisted primarily of wholesale diesel fuel sales to Operators and Franchisee-Owners, rent from Operators of Leased Sites and nonfuel franchise royalty payments. In contrast, TA operated principally as an owner-operator of travel centers, as did Burns and TPOA. Consequently, while TA derived the majority of its revenues from retail diesel fuel sales, the majority of its gross profit has been derived from, and its principal strategic focus has been, the sale of higher margin nonfuel products and services.

COMBINATION PLAN AND TRANSITION EXPENSES

         During the three months ended March 31, 2000, the Company incurred approximately $0.3 million of expenses related to the Combination Plan and integrating acquired sites into the Network, bringing the total of such expenses incurred since inception of the Combination Plan to $23.1 million. These costs, identified as transition expenses in the Company's consolidated financial statements, are expected to total less than $1.0 million in 2000. Generally, these expenses related to, among other things, (i) the costs to convert National Network travel centers to Network travel centers, (ii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iii) the costs of integrating the management and operations of the National Network, the Burns Network and the TPOA Network into the Network, including relocation, travel, training, and legal expenses. For 2000, the costs primarily relate to finalizing the integration of the TPOA Network sites and the final matters related to the Combination Plan. The Company expects no further transition expense after 2000.

NETWORK COMPOSITION

         The change in the number of sites within the Company's network is the most significant factor driving the changes from the prior year in the Company's results of operations. In June 1999, the Company acquired 16 Company-operated Sites in the TPOA Acquisition. During the second half of 1999, the Company sold three Company-operated Sites, sold one Leased Site to the Operator who signed a franchise agreement to brand the site as a Franchisee-owner Site, sold one closed site, closed two Company-operated Sites now held for sale, and opened two newly-constructed Company-operated Sites. During the first quarter of 2000, the Company acquired two new Company-operated sites, converted a Leased Site to a Company-operated Site and converted a Franchisee-owner Site to a Company-operated Site. The following table sets forth the number and type of ownership and management of the travel centers operating in the Company's networks.

                                                    AS OF MARCH 31,       AS OF
                                                    ---------------   DECEMBER 31,
                                                    2000       1999       1999
                                                    ----       ----       ----
          Company-owned and operated sites(1)        122        106        118
          Company-owned and leased sites              28         30         29
                                                     ---        ---        ---
               Total Company-owned sites             150        136        147
          Franchisee-owner sites                      10         10         11
                                                     ---        ---        ---
               Total                                 160        146        158
                                                     ===        ===        ===

(1) Excludes three closed sites as of March 31, 2000 and December 31, 1999 and two closed sites as of March 31, 1999.

RESULTS OF OPERATIONS
Revenues

         The Company's consolidated revenues for the three months ended March 31, 2000 were $456.8 million, which represents an increase from the same period in the prior year of $188.6 million, or 70.3%.

         Fuel revenue for the three months ended March 31, 2000 increased by $164.7 million, or 100.7%, over the same period in 1999. The increase is attributable to increases in diesel and gasoline sales volumes as well as an increase in average pump prices. Diesel and gasoline sales volumes increased 4.0% and 20.6%, respectively, between years, due to added volume from the increased number of Network sites and same-site increases of 1.4% for gasoline over the 1999 first quarter, somewhat offset by decreased sales volumes from 1999 on a same-site basis of 11.1% for diesel fuel. The diesel volume decline and relatively slight gasoline increase from 1999 on a same-site basis are attributable to the effects of the sharp rise in commodity prices, which reduced overall demand for fuel. For the quarter ended March 31, 2000, the Company sold
332.8 million gallons of diesel and 18.7 million gallons of gasoline. Average diesel and gasoline sales prices for 2000 increased 93.3% and 63.9% respectively, over 1999. The increase in average retail prices corresponds with increasing crude oil prices and refined products prices throughout 2000 as a result of supply shortages.

         Nonfuel revenues in 2000 of $123.9 million reflect an increase of $24.2 million, or 24.2% from 1999. The increase primarily results from the increased number of Company-operated Sites in the Network. Further, on a same-site basis, nonfuel revenue increased 4.9% in 2000 versus 1999, reflecting the effects of the significant capital investments the Company has made in the Network pursuant to the Capital Program.

         Rent and royalty revenues for 2000 reflect a $0.4 million or 7.8% decrease from the prior year. This decrease is attributable to the rent and royalty revenue lost as a result of the conversion of one Leased Site to a Franchisee-owner Site in 1999 and the conversions of one Leased Site and one Franchisee-owner Site to Company -operated sites during 2000, somewhat offset by a same-site rent increase of 1.5% and a same-site increase of 0.2% in royalty revenue as a result of improved franchisee sales levels.

Gross Profit

         The Company's gross profit for the first quarter of 2000 was $104.1 million, compared to $86.6 million for 1999, an increase of $17.5 million, or 20.2%. The increase in the Company's gross profit was primarily due to increases in nonfuel revenues and fuel margin, partially offset by decreased rent revenue.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of Company-operated Sites, and selling, general and administrative expenses (SG&A) include corporate overhead and administrative costs.

         The Company's operating expenses increased by $14.1 million, or 24.0%, to $72.8 million for the three-month period ended March 31, 2000. These increases reflect the increased number of Company-operated Sites, as well as increased nonfuel sales volume at continuing sites. On a same-site basis, operating expenses as a percentage of nonfuel revenues for the first quarter of 2000 were 56.6%, compared to 57.1% for the 1999 period.

         The Company's SG&A for the first quarter increased from $9.3 million in 1999 to $9.8 million in 2000, reflecting increased staffing and other expenses (such as travel, insurance and advertising) to support the Company's growth from the Burns Acquisition and the TPOA Acquisition.

Transition Expenses

         Transition expenses for the first quarter of 2000 decreased from $0.5 million in 1999 to $0.3 million in 2000. These costs were incurred integrating the Burns and TPOA sites into the Company's Network. The Company anticipates less than $1.0 million of such costs in 2000.

Depreciation and Amortization Expense

         Depreciation and amortization expense for the first quarter of 2000 was $15.1 million, compared to $11.2 million for the same period last year. This increase results from a larger base of depreciable assets in 2000 due to the TPOA Acquisition and continued capital investments pursuant to the Capital Program.

Income (Loss) from Operations

         The Company generated income from operations of $5.7 million for the first quarter of 2000, compared to income from operations of $5.9 million for the same period in the prior year. This is the result of an increase in gross profit of $17.5 million, more than offset by an increase in expenses. EBITDA (defined as income from operations plus the sum of (a) depreciation, amortization and other non-cash charges, (b) transition expense and (c) gains or losses from sales of property and equipment) for the Company for the three month period ended March 31, 2000 was $21.6 million, compared to $18.5 million for the same period in the prior year. The increased EBITDA for 2000 is primarily the result of additional Company-operated Sites due to the TPOA Acquisition and incremental nonfuel revenues generated by capital projects.

Interest Expense - Net

         Interest expense for the first quarter of 2000 was $1.9 million higher than the same period in the prior year as a result of increased interest rates and the increased debt balance that primarily results from the TPOA Acquisition (discussed in Liquidity and Capital Resources below).

Income taxes

         The Company's effective income tax rate for the first quarter of 2000 and 1999 was 35.5% and 31.6%, respectively. These rates differ from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate is primarily the result of changes in state taxes, net of the federal effect.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash requirements consist principally of working capital needs, payments of principal and interest on outstanding indebtedness and capital expenditures, including expenditures for acquisitions and expansion.

         Net cash provided by operating activities totaled $8.9 million for the first quarter of 2000, compared to $0.5 million for the same period in the prior year. The increase is primarily the result of increased EBITDA and a decline in the cash invested in working capital between years.

         Net cash used in investing activities increased to $20.4 million for the first quarter of 2000, up from $19.9 million for the first quarter of 1999. The increase is the result of increased spending for business acquisitions substantially offset by the decreased level of construction activity in 2000 compared to 1999. In 2000, the Company's business acquisitions consisted of the conversion of a Leased Site to a Company-operated Site, the conversion of a Franchisee-Owner Site to a Company-operated Site, the acquisition of two new Company-operated Sites that were not previously part of the Network and a minority investment in a related business. There were no such transactions during the 1999 first quarter. The level of capital spending in 2000 has been reduced as a result of the effect on the Company's expected cash flows of the depressed diesel fuel volume as a result of the sharp increases in commodity prices.

         Net cash provided by financing activities was $11.7 million during the first quarter of 2000, while cash used in financing activities in the first quarter of 1999 was $0.3 million. For 2000, the cash was provided by net borrowings, under the Company's revolving credit facility, primarily to fund capital expenditures.

         The Company expects to invest approximately $340 million in the Network between 1997 and the end of 2001 (with $248 million of this amount having been spent by March 31, 2000) in connection with the Capital Program to upgrade, rebrand, reimage and increase the number of travel centers. The Company has budgeted expenditures in order to add additional sites, rebrand and reimage sites, add additional non-fuel offerings (such as quick-serve restaurant offerings) at existing sites, make required environmental improvements, and purchase, install and upgrade its information systems. The capital expenditures budget for 2000 is approximately $65 million.

         The Company anticipates that it will be able to fund its 2000 working capital requirements and capital expenditures primarily from funds generated from operations and asset sales, and, to the extent necessary, from borrowings under its revolving credit facility. The Company's long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed.

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

ENVIRONMENTAL MATTERS

         The Company owns and operates USTs and ASTs at Company-operated Sites and Leased Sites which must comply with certain statutory and regulatory requirements. The Company has estimated the current ranges of remediation costs at currently active sites and what it believes will be its ultimate share for such costs after required indemnification and remediation is performed by Unocal and BP under the environmental agreements entered into with those companies as part of the National Acquisition and the TA Acquisition, respectively, and has a reserve for such matters of $7.1 million as of March 31, 2000. While it is not possible to quantify with certainty the environmental exposure, in the opinion of management, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on the financial condition, results of operations or liquidity of the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For the Company, adoption of this standard is required for the first quarter of 2000. At this time, the Company has not completed its analysis of the effect on its financial statements of adopting FAS 133. However, as the Company utilizes derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on the Company's statement of operations is not expected to be material.

FORWARD-LOOKING STATEMENTS

         The Company is making this statement in order to satisfy the "safe harbor" provision contained in the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. Such forward-looking statements are made based on management's expectations and beliefs concerning future events impacting the Company and are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company, that could cause actual results of the Company to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause actual results to differ materially from the forward-looking statements: competition from other travel center and truckstop operators, including additional or improved services or facilities of competitors; the economic condition of the trucking industry, which in turn is dependent on general economic factors; diesel and gasoline fuel pricing; availability of fuel supply; and difficulties that may be encountered by the Company or its franchisees in implementing the Combination Plan, integrating the Burns and TPOA sites into the Network, and implementing the ServicePoint Program. The forward-looking statements should be considered in light of these factors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to commodity price risk and interest rate risk. The Company's fuel purchase contracts provide for purchase prices based on average market prices for diesel and gasoline, exposing the Company to commodity price risk. The Company mitigates this risk exposure in a few ways, but primarily by maintaining only a few days of inventory on hand and selling a large portion of its fuel volume under "cost plus" pricing formulae, which minimize the effect on the Company's margins of sudden sharp changes in commodity market prices. The Company manages the price exposure related to sales volumes not covered by cost plus arrangements through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during the three months ended March 31, 2000 was immaterial. The interest rate risk faced by the Company results from the highly-leveraged position of the Company and its level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. The Company mitigates this risk through the use of interest rate swap agreements. Regarding the Company's debt obligations with interest rate risk, and the related interest rate swap agreements, there were no material changes from the information provided in the Company's Form 10-K for the year ended December 31, 1999.

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

         No matters were submitted to a vote of security holders during the first quarter.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number    Exhibit
-------  ----------------------------------------------------------

27       Financial Data Schedule

(b)      Reports on Form 8-K

         During the first quarter of 2000, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TRAVELCENTERS OF AMERICA, INC.
                                            (Registrant)

Date: May 15, 2000                 By:   /s/ James W. George
                                       -----------------------------------------
                                        Name:  James W. George
                                        Title: Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                Duly Authorized Officer)