Form 10-Q
period 2000-06-30
TRAVELCENTERS OF AMERICA INC
filed 2000-08-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                      -------------------------------------
                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                        Commission file number 333-26497

                     -------------------------------------

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

                         TRAVELCENTERS OF AMERICA, INC.

         This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause our actual results to differ from future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, our filings with the Securities and Exchange Commission.

                             INDEX                                                                  PAGE NO.
                             -----                                                                  --------
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheets as of June 30, 2000 and December
                             31, 1999                                                                2

                             Unaudited Consolidated Statements of Operations and Retained
                             Earnings (Deficit) for the three months ended June 30, 2000
                             and 1999 and for the six months ended June 30, 2000 and 1999            3

                             Unaudited Consolidated Statements of Cash Flows for the six
                             months ended June 30, 2000 and 1999                                     4

                             Selected Notes to Unaudited Consolidated Financial Statements           5

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                              17

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk                                                            22

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings                                                      22

       Item 4.               Submission of Matters to a Vote of Security Holders                    22

       Item 6.               Exhibits and Reports on Form 8-K                                       23

SIGNATURE                                                                                           24

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,
                                                                                             2000       DECEMBER 31,
                                                                                         (UNAUDITED)        1999
                                                                                        ------------    ------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   18,988     $   18,040
    Accounts receivable (less allowance for doubtful accounts of $3,400 for 2000 and
       $2,894 for 1999)...............................................................        79,114         66,439
    Inventories.......................................................................        58,223         59,043
    Deferred income taxes.............................................................         3,980          4,533
    Other current assets..............................................................        14,617         16,441
                                                                                          ----------     ----------
         Total current assets.........................................................       174,922        164,496
 Notes receivable, net................................................................         1,400          1,383
 Property and equipment, net..........................................................       452,631        454,093
 Intangible assets....................................................................        26,430         28,792
 Deferred financing costs.............................................................         7,708          8,411
 Deferred income taxes................................................................         4,250          1,879
 Other assets.........................................................................         6,224            808
                                                                                          ----------     ----------
         Total assets.................................................................    $  673,565     $  659,862
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    1,601     $    1,601
    Accounts payable..................................................................        78,935         60,920
    Other accrued liabilities.........................................................        60,256         66,743
                                                                                          ----------     ----------
         Total current liabilities....................................................       140,792        129,264
 Commitments and contingencies (Note 5)
 Long-term debt.......................................................................       409,624        404,369
 Deferred income taxes................................................................         1,598          1,639
 Other long-term liabilities..........................................................        17,447         16,615
                                                                                          ----------     ----------
                                                                                             569,461        551,887

 Mandatorily redeemable senior convertible participating preferred stock..............        85,121         79,739

 Other preferred stock, common stock and other stockholders' equity...................        52,042         53,000
 Retained (deficit)...................................................................       (33,059)       (24,764)
                                                                                          ----------     ----------
                                                                                              18,983         28,236
                                                                                          ----------     ----------
         Total liabilities and stockholders' equity...................................    $  673,565     $  659,862
                                                                                          ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)


                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                            --------------------------     ------------------------
                                                                 2000          1999           2000           1999
                                                            -----------      ---------     ---------      ---------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
  Revenues:
     Fuel...................................................  $ 337,979      $ 217,828     $ 666,182      $ 381,286
     Non-fuel...............................................    144,158        119,036       268,045        218,742
     Rent and royalties.....................................      4,673          5,507         9,393         10,572
                                                              ---------      ---------     ---------      ---------
     Total revenues.........................................    486,810        342,371       943,620        610,600
  Cost of revenues (excluding depreciation).................    370,296        241,567       722,968        423,245
                                                              ---------      ---------     ---------      ---------

  Gross profit (excluding depreciation).....................    116,514        100,804       220,652        187,355

  Operating expenses........................................     78,341         65,601       151,125        124,336
  Selling, general and administrative expenses..............      9,953         10,375        19,719         19,661
  Transition expenses.......................................        108          1,192           367          1,647
  Depreciation and amortization expense.....................     16,623         10,558        31,752         21,767
  Loss on sales of property and equipment...................         25            210            86            260
  Stock compensation expense................................        450            900           900          1,800
                                                              ---------      ---------     ---------      ---------

  Income from operations....................................     11,014         11,968        16,703         17,884
  Interest (expense), net...................................    (10,868)        (9,136)      (21,173)       (17,503)
                                                              ---------      ---------     ---------      ---------

  Income (loss) before income taxes.........................        146          2,832        (4,470)           381
  Provision (benefit) for income taxes......................         80          1,042        (1,557)           268
                                                              ---------      ---------     ---------      ---------

  Net income (loss).........................................         66          1,790        (2,913)           113

  Less: preferred dividends.................................     (2,691)        (2,361)       (5,382)        (4,723)
  Retained (deficit) - beginning of the period..............    (30,434)       (19,137)      (24,764)       (15,098)
                                                              ---------      ---------     ---------      ---------
  Retained (deficit) - end of the period....................  $ (33,059)     $ (19,708)    $ (33,059)     $ (19,708)
                                                              =========      =========     =========      =========

  Earnings per common share (basic and diluted).............  $   (3.05)     $   (0.91)    $   (9.55)     $   (7.51)
                                                              =========      =========     =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        ---------------------------
                                                                                             2000           1999
                                                                                        -------------    ----------
                                                                                          (IN THOUSANDS OF DOLLARS)

  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................................  $   (2,913)    $      113
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization expense...........................................      31,752         21,767
        Deferred income tax provision...................................................      (1,859)           570
        Provision for doubtful accounts.................................................         630            771
        Provision for stock compensation................................................         900          1,800
        Loss on sales of property and equipment.........................................          86            260
        Changes in assets and liabilities, adjusted for the effects of business acquisitions:
          Accounts receivable...........................................................     (13,430)         3,863
          Inventories...................................................................       1,829            215
          Other current assets..........................................................       1,824         (9,056)
          Accounts payable..............................................................      18,015           (941)
          Other current liabilities.....................................................      (6,487)       (10,588)
        Other, net......................................................................        (697)           (89)
                                                                                          ----------     ----------

        Net cash provided by operating activities.......................................      29,650          8,685
                                                                                          ----------     ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions .............................................................      (8,959)       (57,044)
     Proceeds from sales of property and equipment......................................         127            209
     Capital expenditures...............................................................     (23,689)       (44,838)
                                                                                          ----------     ----------

        Net cash used in investing activities...........................................     (32,521)      (101,673)
                                                                                          ----------     ----------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loan borrowings..........................................................     128,100         25,000
     Revolving loan repayments..........................................................    (122,100)             -
     Long-term debt repayments..........................................................      (1,348)          (744)
     Repurchase of common stock.........................................................        (833)             -
                                                                                          ----------     ----------

        Net cash provided by financing activities.......................................       3,819         24,256
                                                                                          ----------     ----------

          Net increase (decrease) in cash...............................................         948        (68,732)

  Cash at the beginning of the period...................................................      18,040         89,200
                                                                                          ----------     ----------

  Cash at the end of the period.........................................................  $   18,988     $   20,468
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a nationwide, full-service travel center network providing diesel fuel, gasoline and non-fuel products and services to long-haul trucking fleets and their drivers, independent truck drivers and other motorists through our 160 full-service travel centers located in 40 states, primarily operating under the "TravelCenters of America" or "TA" brand names. Of our 160 network locations at June 30, 2000, we owned 150 locations, 122 of which we operated and 28 of which we leased to independent lessee-franchisees or operators, which sites we refer to as "leased sites." Ten locations were owned and operated by independent franchisees, which sites we refer to as "franchisee-owned sites." We purchase and resell diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provide fleet credit card and customer information services through our proprietary ACCESS billing system; conduct centralized purchasing programs; create promotional programs; and, as a franchisor, assist the operators and independent franchisees in providing service to trucking fleets, independent truck drivers and the motoring public.

         We were incorporated on December 1, 1992 as National Auto/Truckstops Holdings Corporation. Our name was changed to TravelCenters of America, Inc. in March 1997. In April 1993, we acquired the truck stop network assets of a subsidiary of Unocal Corporation, and in December 1993, we acquired the truck stop network assets of certain subsidiaries of The British Petroleum Company p.l.c. ("BP"). In December 1998, we acquired substantially all of the travel center and truck stop network assets of Burns Bros., Inc., and certain of its affiliates. In June 1999, we acquired the travel center and truck stop network assets of Travel Ports of America, Inc. See Note 4 for disclosure regarding the Travel Ports acquisition.

         On May 31, 2000, we and shareholders owning a majority of our voting capital stock entered into a recapitalization agreement and plan of merger with TCA Acquisition Corporation, a newly created corporation formed at the direction of Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation will merge with and into us. This merger is part of a series of proposed transactions that includes a refinancing of our outstanding indebtedness with an increased amount of indebtedness; equity contributions from Oak Hill, members of our management and certain other investors; and redemption of all shares of our outstanding capital stock with the exception of certain shares owned by our management and Freightliner LLC. The merger and the related transactions are expected to be completed in the third quarter or early fourth quarter of 2000.


         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation, TA Franchise Systems Inc., National Auto/Truckstops, Inc., and TA Licensing, Inc. (formerly known as Travel Port Systems, Inc.), and TA Travel, L.L.C., a wholly owned subsidiary of TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

         The accompanying unaudited, consolidated financial statements as of and for the three- and six-month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three- and six-month periods ended June 30, 2000 and 1999, and are not necessarily indicative of the results to be expected for the full year.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                          THREE MONTHS ENDED JUNE 30        SIX MONTHS ENDED JUNE 30
                                                        ------------------------------- -------------------------------
                                                             2000            1999            2000             1999
                                                        --------------- --------------- --------------- ---------------
                                                           (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


  Net income (loss)...................................    $     66        $  1,790        $ (2,913)       $    113
  Less:  Preferred stock dividends....................      (2,691)         (2,361)         (5,382)         (4,723)
                                                          ---------       --------        --------        --------
  Net loss available to common stockholders...........      (2,625)           (571)         (8,295)         (4,610)

  Weighted average shares outstanding.................         860             628             869             614
                                                          --------        --------        --------        --------

  Loss per share......................................    $  (3.05)       $  (0.91)       $ (9.55)        $   (7.51)
                                                          =========       ========        =======         =========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the three- and six-month periods ended June 30, 2000 and 1999.

3.       INVENTORIES

         Inventories consist of the following:

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                              2000            1999
                                                                                         -------------     -----------
                                                                                           (IN THOUSANDS OF DOLLARS)

  Non-fuel merchandise...................................................................   $   49,767     $   51,043
  Petroleum products.....................................................................        8,456          8,000
                                                                                            ----------     ----------

        Total inventories................................................................   $   58,223     $   59,043
                                                                                            ==========     ==========

4.       TRAVEL PORTS ACQUISITION

         Effective June 1, 1999, we consummated the acquisition of the network assets of Travel Ports by acquiring 100 percent of the common stock of Travel Ports at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, we paid cash of approximately $27,760,000 for all of Travel Ports's outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of our common stock. In addition, we paid cash of approximately $31,007,000 to retire all of Travel Ports's indebtedness outstanding as of the merger date. Travel Ports operated a network of 16 travel centers in seven states, primarily in the northeastern United States, and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, Travel Ports was merged into TA Operating Corporation.

         The total cost of the acquisition was $86,003,000. This was comprised of cash paid to purchase the Travel Ports stock and repay the Travel Ports debt of $58,767,000, the value of the 85,000 shares of our common stock issued in exchange for Travel Ports shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $9,907,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following unaudited pro forma information presents our results of operations as if the Travel Ports acquisition had taken place on January 1, 1999.

                                                                                                     SIX MONTHS ENDED
                                                                                                      JUNE 30, 1999
                                                                                                    -------------------
                                                                                                     (IN THOUSANDS OF
                                                                                                      DOLLARS EXCEPT
                                                                                                    PER SHARE AMOUNTS)

  Total revenue.....................................................................................  $   667,059
  Gross profit......................................................................................  $   211,881
  Income from operations............................................................................  $    21,854
  Net income........................................................................................  $     1,821
  Loss per common share (basic and diluted).........................................................  $     (4.66)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 1999, or that may result in the future.

5.       COMMITMENTS AND CONTINGENCIES

Environmental Matters

         Our operations and properties are extensively regulated through environmental laws and regulations ("Environmental Laws") that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances ("Hazardous Substances"), or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances.

         We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws.

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operation or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of June 30, 2000, we had a reserve for these matters of $6,844,000. While it is not possible to quantify with certainty the

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Pending Litigation

         We are involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

6.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                  ---------------------------------   ---------------------------------
                                                       2000              1999              2000              1999
                                                  ---------------   ---------------   ---------------   ---------------
                                                       (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
     Cash paid during the period for:
         Interest                                    $   14,459        $   13,175        $   20,721        $   17,550
         Income taxes (net of refunds)               $      (56)       $      984        $    1,631        $    1,790

         During the first quarter of 2000, we assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable from a former operator.

7.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

          The following schedules set forth our consolidating balance sheets as of June 30, 2000 and December 31, 1999, our consolidating statements of operations and retained earnings (deficit) for the three- and six-month periods ended June 30, 2000 and 1999 and the consolidating statements of cash flows for the six months ended June 30, 2000 and 1999. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined balances of TA Operating Corporation, National Auto/Truckstops, Inc. and TA Licensing, Inc., including related intercompany eliminations, and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries on a combined basis and the Nonguarantor Subsidiary and, (b) eliminate our investments in its subsidiaries. The Guarantor Subsidiaries (TA Operating Corporation, National Auto/Truckstops, Inc. and TA Licensing, Inc.), are wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness. In this 10-Q filing, we have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because we have determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                            JUNE 30, 2000
                                               ----------------------------------------------------------------------
                                                  PARENT       GUARANTOR    NONGUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                               -------------- ------------- -------------- ------------  ------------
                                                                      (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash.......................................   $        -     $   18,988    $        -    $         -    $   18,988
   Accounts receivable, net...................            -         79,187         1,180         (1,253)       79,114
   Inventories................................            -         58,223             -              -        58,223
   Deferred income taxes......................            -          3,980             -              -         3,980
   Other current assets.......................          137         14,480             -              -        14,617
                                                 ----------     ----------    ----------    -----------    ----------

        Total current assets..................          137        174,858         1,180         (1,253)      174,922
Notes receivable, net.........................        1,085            315             -              -         1,400
Property and equipment, net...................            -        452,631             -              -       452,631
Intangible assets.............................            -         26,430             -              -        26,430
Deferred financing costs......................        7,708              -             -              -         7,708
Deferred income taxes.........................          880          3,370             -              -         4,250
Other assets..................................            -          6,224             -              -         6,224
Investment in subsidiaries....................      116,238              -             -       (116,238)            -
                                                 ----------     ----------    ----------    -----------    ----------

        Total assets..........................   $  126,048     $  663,828    $    1,180    $  (117,491)   $  673,565
                                                 ==========     ==========    ==========    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......   $    1,446     $      155    $        -    $         -    $    1,601
   Accounts payable...........................            -         78,695           240              -        78,935
   Other accrued liabilities..................        4,553         56,255           701         (1,253)       60,256
                                                 ----------     ----------    ----------    -----------    ----------

        Total current liabilities.............        5,999        135,105           941         (1,253)      140,792
Long-term debt................................      406,773          2,851             -              -       409,624
Deferred income taxes.........................            -          1,598             -              -         1,598
Intercompany payable (receivable).............     (392,083)       398,476        (6,393)             -             -
Other liabilities.............................            -         17,447             -              -        17,447
                                                 ----------     ----------  ------------    -----------    ----------

        Total liabilities.....................       20,689        555,477        (5,452)        (1,253)      569,461

Mandatorily redeemable senior convertible
   participating preferred stock..............       85,121              -             -              -        85,121

Other preferred stock, common stock and other
   stockholders' equity.......................       53,297         84,838             -        (86,093)       52,042
Retained earnings (deficit)...................      (33,059)        23,513         6,632        (30,145)      (33,059)
                                                 ----------     ----------    ----------    -----------    ----------

                                                     20,238        108,351         6,632       (116,238)       18,983
                                                 ----------     ----------    ----------    -----------    ----------
        Total liabilities and stockholders'
           equity.............................   $  126,048     $  663,828    $    1,180    $  (117,491)   $  673,565
                                                 ==========     ==========    ==========    ===========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                        DECEMBER 31, 1999
                                           ---------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           --------------- -------------- -------------- -------------   -------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash..................................... $        -      $   18,040     $        -    $         -     $   18,040
   Accounts receivable, net.................          -          65,344          1,095              -         66,439
   Inventories..............................          -          59,043              -              -         59,043
   Deferred income taxes....................          -           4,533              -              -          4,533
   Other current assets.....................        278          16,163              -              -         16,441
                                             ----------      ----------     ----------    -----------     ----------

        Total current assets................        278         163,123          1,095              -        164,496
Notes receivable, net.......................      1,062             321              -              -          1,383
Property and equipment, net.................          -         454,093              -              -        454,093
Intangible assets...........................          -          28,792              -              -         28,792
Deferred financing costs....................      8,411               -              -              -          8,411
Deferred income taxes.......................        880             999              -              -          1,879
Other assets................................          -             808              -              -            808
Investment in subsidiaries..................    118,417               -              -       (118,417)             -
                                                -------      ----------     ----------    -----------     ----------

        Total assets.......................  $  129,048      $  648,136     $    1,095    $  (118,417)    $  659,862
                                             ==========      ==========     ==========    ===========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt....  $    1,446      $      155     $        -    $         -     $    1,601
   Accounts payable........................           -          60,660            260              -         60,920
   Other accrued liabilities...............       6,592          60,043            108              -         66,743
                                             ----------      ----------     ----------    -----------     ----------

        Total current liabilities..........       8,038         120,858            368              -        129,264
Long-term debt (net of unamortized              401,495
   discount)...............................                       2,874              -              -        404,369
Deferred income taxes......................           -           1,639              -              -          1,639
Intercompany payable (receivable)..........    (389,715)        396,370         (6,655)             -              -
Other liabilities..........................           -          16,615              -              -         16,615
                                             ----------      ----------     ----------    -----------     ----------

        Total liabilities..................      19,818         538,356         (6,287)             -        551,887

Mandatorily redeemable senior convertible
   participating preferred stock...........      79,739               -              -              -         79,739

Other preferred stock, common stock and          54,255
   other stockholders' equity..............                      84,839              -        (86,094)        53,000
Retained earnings (deficit)................     (24,764)         24,941          7,382        (32,323)       (24,764)
                                             ----------      ----------     ----------    -----------     ----------

                                                 29,491         109,780          7,382       (118,417)        28,236
                                             ----------      ----------     ----------    -----------     ----------

Total liabilities and stockholders' equity   $  129,048      $  648,136     $    1,095    $  (118,417)    $  659,862
                                             ==========      ==========     ==========    ===========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

       CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS
                              (DEFICIT) SCHEDULES:

                                                                  THREE MONTHS ENDED JUNE 30, 2000
                                               ------------------------------------------------------------------------
                                                  PARENT        GUARANTOR   NONGUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                               -------------- ------------  ------------   ------------  --------------
                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................       $        -     $  337,979    $        -     $        -    $  337,979
   Non-fuel...............................                -        144,158             -              -       144,158
   Rent and royalties.....................                -          4,156         1,770         (1,253)        4,673
                                                 ----------     ----------    ----------     ----------    ----------

   Total revenues.........................                -        486,293         1,770         (1,253)      486,810
Cost of revenues (excluding depreciation).                -        370,296             -              -       370,296
                                                 ----------     ----------    ----------     ----------    ----------

Gross profit (excluding depreciation).....                -        115,997         1,770         (1,253)      116,514

Operating expenses........................                -         78,323         1,271         (1,253)       78,341
Selling, general and
    administrative expenses...............              200          8,567         1,186              -         9,953
Transition expenses.......................                -            108             -              -           108
Depreciation and amortization expense.....              357         16,266             -              -        16,623
Loss on sales of property and equipment                   -             25             -              -            25
Stock compensation expense................                -            450             -              -           450
                                                 ----------     ----------  ------------   ------------    ----------

Income (loss) from operations.............             (557)        12,258          (687)             -        11,014
Interest (expense), net...................                -        (10,865)           (3)             -       (10,868)
Equity income (loss)......................              434              -             -           (434)            -
                                                 ----------     ----------  ------------   ------------    ----------
Income (loss) before income taxes.........             (123)         1,393          (690)          (434)          146
Provision (benefit) for income taxes......             (189)           544          (275)             -            80
                                                 ----------     ----------  ------------   ------------    ----------

Net income (loss).........................               66            849          (415)          (434)           66
Less: preferred dividends.................           (2,691)             -             -              -        (2,691)
Retained earnings (deficit) - beginning of the
   period.................................          (30,434)        22,664         7,047        (29,711)      (30,434)
                                                 ----------     ----------    ----------     ----------    ----------

Retained earnings (deficit) - end of the period  $  (33,059)    $   23,513    $    6,632     $  (30,145)   $  (33,059)
                                                 ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            -------------- -------------- -------------  ------------  --------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  217,828     $        -    $        -     $  217,828
    Non-fuel...............................            -        118,611            425             -        119,036
    Rent and royalties.....................            -          3,621          1,886             -          5,507
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        340,060          2,311             -        342,371
 Cost of revenues (excluding depreciation).            -        241,567              -             -        241,567
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -         98,493          2,311             -        100,804

 Operating expenses........................            -         65,335            266             -         65,601
 Selling, general and
     administrative expenses...............          240          9,147            988             -         10,375
 Transition expense........................            -          1,192              -             -          1,192
 Depreciation and amortization expense.....          334         10,224              -             -         10,558
 Loss on sales of property and equipment               -            210              -             -            210
 Stock compensation expense................            -            900              -             -            900
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............         (574)        11,485          1,057             -         11,968
 Interest (expense), net...................            -         (9,136)             -             -         (9,136)
 Equity income (loss)......................        2,169              -              -        (2,169)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........        1,595          2,349          1,057        (2,169)         2,832
 Provision (benefit) for income taxes......         (195)           843            394             -          1,042
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................        1,790          1,506            663        (2,169)         1,790

 Less: preferred dividends.................       (2,361)             -              -             -         (2,361)
 Retained earnings (deficit) - beginning of
    the period.............................      (19,137)        24,427          6,659       (31,086)       (19,137)
                                              ----------     ----------     ----------    ----------     ----------

 Retained earnings (deficit) - end of the
    period.................................   $  (19,708)    $   25,933     $    7,322    $  (33,255)    $  (19,708)
                                              ===========    ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                   SIX MONTHS ENDED JUNE 30, 2000
                                               ------------------------------------------------------------------------
                                                  PARENT        GUARANTOR   NONGUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                               -------------- ------------  ------------   ------------  --------------
                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................       $        -     $  666,182    $        -     $        -    $  666,182
   Non-fuel...............................                -        268,045             -              -       268,045
   Rent and royalties.....................                -          8,257         3,501         (2,365)        9,393
                                                 ----------     ----------    ----------     ----------    ----------

   Total revenues.........................                -        942,484         3,501         (2,365)      943,620
Cost of revenues (excluding depreciation).                -        722,968             -              -       722,968
                                                 ----------     ----------    ----------     ----------    ----------

Gross profit (excluding depreciation).....                -        219,516         3,501         (2,365)      220,652

Operating expenses........................                -        151,093         2,397         (2,365)      151,125
Selling, general and
    administrative expenses...............              400         16,977         2,342              -        19,719
Transition expenses.......................                -            367             -              -           367
Depreciation and amortization expense.....              713         31,039             -              -        31,752
Loss on sales of property and equipment                   -             86             -              -            86
Stock compensation expense................                -            900             -              -           900
                                                 ----------     ----------  ------------   ------------    ----------

Income (loss) from operations.............           (1,113)        19,054        (1,238)             -        16,703
Interest (expense), net...................                -        (21,170)           (3)             -       (21,173)
Equity income (loss)......................           (2,178)             -             -          2,178             -
                                                 ----------     ----------  ------------   ------------    ----------
Income (loss) before income taxes.........           (3,291)        (2,116)       (1,241)         2,178        (4,470)
Provision (benefit) for income taxes......             (378)          (688)         (491)             -        (1,557)
                                                 ----------     ----------  ------------   ------------    ----------

Net income (loss).........................           (2,913)        (1,428)         (750)         2,178        (2,913)
Less: preferred dividends.................           (5,382)             -             -              -        (5,382)
Retained earnings (deficit) - beginning
 of the period............................          (24,764)        24,941         7,382        (32,323)      (24,764)
                                                 ----------     ----------    ----------     ----------    ----------

Retained earnings (deficit) - end of the period  $  (33,059)    $   23,513    $    6,632     $  (30,145)   $  (33,059)
                                                 ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY      SUBSIDIARY     SUBSIDIARY
                                            -------------- -------------- -------------  ------------  --------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  381,286     $        -    $        -     $  381,286
    Non-fuel...............................            -        218,136            606             -        218,742
    Rent and royalties.....................            -          7,029          3,543             -         10,572
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        606,451          4,149             -        610,600
 Cost of revenues (excluding depreciation).            -        423,245              -             -        423,245
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        183,206          4,149             -        187,355

 Operating expenses........................            -        123,863            473             -        124,336
 Selling, general and
     administrative expenses...............          486         17,969          1,206             -         19,661
 Transition expense........................            -          1,647              -             -          1,647
 Depreciation and amortization expense.....          668         21,099              -             -         21,767
 Loss on sales of property and equipment               -            260              -             -            260
 Stock compensation expense................            -          1,800              -             -          1,800
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) from operations.............       (1,154)        16,568          2,470             -         17,884
 Interest (expense), net...................            -        (17,503)             -             -        (17,503)
 Equity income (loss)......................          875              -              -          (875)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes ........         (279)          (935)         2,470          (875)           381
 Provision (benefit) for income taxes......         (392)          (261)           921             -            268
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................          113           (674)         1,549          (875)           113

 Less: preferred dividends.................       (4,723)             -              -             -         (4,723)
 Retained earnings (deficit) - beginning of
    the period.............................      (15,098)        26,607          5,773       (32,380)       (15,098)
                                              ----------     ----------     ----------    ----------     ----------

 Retained earnings (deficit) - end of the
    period.................................   $  (19,708)    $   25,933     $    7,322    $  (33,255)    $  (19,708)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                SIX MONTHS ENDED JUNE 30, 2000
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY      SUBSIDIARY     SUBSIDIARY
                                           -------------- -------------- ------------  ------------   --------------
                                                                  (IN THOUSANDS OF DOLLARS)


 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $   (4,131)    $   33,781     $        -    $        -     $   29,650
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (8,959)             -             -         (8,959)
    Proceeds from sales of property and
       equipment..........................            -            127              -             -            127
    Capital expenditures..................            -        (23,689)             -             -        (23,689)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -        (32,521)             -             -        (32,521)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............      128,100              -              -             -        128,100
    Revolving loan repayments.............     (122,100)             -              -             -       (122,100)
    Long-term debt repayments.............         (722)          (626)             -             -         (1,348)
    Repurchase of common stock..........           (833)             -              -             -           (833)
    Intercompany advances...............           (314)           314              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities.............        4,131           (312)             -             -          3,819
                                             ----------     ----------     ----------    ----------     ----------
       Net increase in cash...............            -            948              -             -            948
 Cash at the beginning of the period......            -         18,040              -             -         18,040
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period............   $        -     $   18,988     $        -    $        -     $   18,988
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                SIX MONTHS ENDED JUNE 30, 1999
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY      SUBSIDIARY     SUBSIDIARY
                                           -------------- -------------- ------------  ------------   --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $    4,019     $    4,666     $        -    $        -     $    8,685
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (57,044)             -             -        (57,044)
    Proceeds from sales of
      property and equipment..............            -            209              -             -            209
    Capital expenditures..................            -        (44,838)             -             -        (44,838)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -       (101,673)             -             -       (101,673)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............       25,000              -              -             -         25,000
    Long-term debt repayments.............         (723)           (21)             -             -           (744)
    Intercompany advances...............        (87,862)        87,862              -             -              -
                                             ----------     ----------     ----------    ----------     ----------

       Net cash used in financing
         activities.......................      (63,585)        87,841              -             -         24,256
                                             ----------     ----------     ----------    ----------     ----------

       Net increase (decrease) in cash....      (59,566)        (9,166)             -             -        (68,732)

 Cash at the beginning of the period......       59,665         29,535              -             -         89,200
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the period............   $       99     $   20,369     $        -    $        -     $   20,468
                                             ==========     ==========     ==========    ==========     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 1999.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises a network of travel centers in the United States, with 160 network sites nationwide, including 150 company-owned locations. We were formed in December 1992 to facilitate the acquisition of the Unocal network in April 1993. In December 1993, we acquired the BP network. In December 1998, we acquired the Burns Bros. network, and in June 1999, we acquired the Travel Ports network.

PENDING MERGER TRANSACTION

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger with TCA Acquisition Corporation, a newly created corporation formed at the direction of Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation will merge with and into us. This merger is part of a series of proposed transactions that includes a refinancing of our outstanding indebtedness with an increased amount of indebtedness; equity contributions from Oak Hill, members of our management and certain other investors; and redemption of all shares of our outstanding capital stock with the exception of certain shares owned by our management and Freightliner LLC. The merger and the related transactions are expected to be completed in the third quarter or early fourth quarter of 2000.

NETWORK COMPOSITION

         The changes in the number of sites within our network and in their method of operation are the most significant factors influencing the changes from the prior year in our results of operations. In June 1999, we acquired the network assets of Travel Ports, which consisted of 16 travel centers. During the second half of 1999, we sold three company-operated sites, sold one leased site to the lessee-operator of such site who, in conjunction with such sale, signed a franchise agreement to become a franchisee-owned site, sold one closed site, closed two company-operated sites now held for sale, and opened two newly-constructed company-operated sites. During the first quarter of 2000, we acquired two new company-operated sites, converted a leased site to a company-operated site and converted a franchisee-owned site to a company-operated site. The following table sets forth the number and type of ownership and management of the travel centers operating in our network.


                                                     AS OF JUNE 30,            AS OF
                                               --------------------------  DECEMBER 31,
                                                   2000          1999          1999
                                               -----------   -----------   ------------
Company-owned and operated sites(1)                    122           122           118
Company-owned and leased sites                          28            30            29
                                                  --------      --------      --------
         Total company-owned sites                     150           152           147
Franchisee-owned sites                                  10            10            11
                                                  --------      --------      --------
         Total                                         160           162           158
                                                  ========      ========      ========

(1) Excludes two closed sites held for sale as of June 30, 2000 and December 31, 1999 and one closed site held for sale as of June 30, 1999.

RESULTS OF OPERATIONS

Revenues

         Our consolidated revenues for the three- and six-month periods ended June 30, 2000 were $486.8 million and $943.6 million, respectively, which represent increases from the same periods in the prior year of $144.4 million, or 42.2%, for the three-month period and $333.0 million, or 54.5%, for the six-month period.

         Fuel revenue for the three- and six- month periods ended June 30, 2000 increased by $120.1 million, or 55.1%, and $284.9 million, or 74.7%, respectively over the same periods in 1999. The increases were attributable to increases in diesel fuel and gasoline sales volumes as well as increases in average sales prices. Average diesel fuel and gasoline sales prices for the first six months of 2000 increased by 67.3% and 49.6%, respectively, as compared to the same period in 1999. The increase in average sales prices was attributable to increasing crude oil prices and refined products prices through the first six months of 2000. Diesel fuel sales volumes for the three- and six-month periods ended June 30, 2000 increased by 3.1% and 4.0%, respectively, as compared to the same periods in 1999, while gasoline sales volumes for the three- and six-month periods ended June 30, 2000 increased by 24.9% and 23.1%, respectively, as compared to the same periods in 1999. These volume increases were due to added volume from the increased number of network sites and a same-site increase of 4.9% for gasoline sales volume during the first six months of 2000 as compared to the first six months of 1999, somewhat offset by a same-site decrease of 11.3% for diesel fuel sales volume during the first six months of 2000 as compared to the first six months of 1999. This same-site decrease in diesel fuel sales volume was primarily attributable to reduced demand for diesel fuel on the U.S. interstate highway system, primarily from smaller trucking fleets and independent truck drivers, as a result of both the sharp rise in and the volatility of diesel fuel prices experienced through the first six months of 2000. The sharp rise in diesel fuel prices was driven by crude oil price increases, reduced domestic refined product inventories and increased demand for home heating oil, primarily in the northeastern United States. For the three months ended June 30, 2000, we sold 339.2 million gallons of diesel fuel and 25.9 million gallons of gasoline, as compared to 326.0 million gallons of diesel fuel and 20.7 million gallons of gasoline during the same period of 1999. For the six months ended June 30, 2000, we sold 671.9 million gallons of diesel fuel and 44.6 million gallons of gasoline, as compared to 646.1 million gallons of diesel fuel and 36.2 million gallons of gasoline during the same period in 1999.

         Non-fuel revenues for the three- and six-month periods ended June 30, 2000 of $144.2 million and $268.0 million, respectively, reflected increases of $25.1 million, or 21.1%, and $49.3 million, or 22.5%, respectively, from the same periods in 1999. The increases were primarily attributable to the increased number of company-operated sites in the network. Further, on a same-site basis, non-fuel revenue increased 4.4% for the six months ended June 30, 2000 versus the same period in 1999. This same-site increase reflects increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers, partially offset by reduced non-fuel sales volume resulting from the depressing effect of the significant increases in fuel prices on both the disposable income of our customers and the volume of truck traffic on the highways.

         Rent and royalty revenues for the three- and six-month periods ended June 30, 2000 reflect $0.8 million, or 14.5%, and $1.2 million, or 11.3%, respectively, decreases from the same periods in 1999. The decreases were attributable to the rent and royalty revenue lost as a result of the conversion of one leased site to a franchisee-owned site during the third quarter of 1999 and the conversions of one leased site and one franchisee-owned site to company-operated sites during the first quarter of 2000, somewhat offset by a same-site rent increase of 1.5% and a same-site royalty revenue increase of 0.9%.

Gross Profit

         Our gross profit for the three months ended June 30, 2000 was $116.5 million, compared to $100.8 million for the same period in 1999, an increase of $15.7 million, or 15.6%. For the six months ended June 30, 2000, our gross profit was $220.7 million, compared to $187.4 million for the same period in 1999, an increase of $33.3 million, or 17.8%. The increase in our gross profit was primarily due to increases in non-fuel revenues and fuel margin, partially offset by decreased rent revenue.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses include corporate overhead and administrative costs.

         Our operating expenses increased by $12.7 million, or 19.4%, to $78.3 million for the three- month period ended June 30, 2000 compared to $65.6 million for the same period in 1999. Our operating expenses increased by $26.8 million, or 21.6%, to $151.1 million for the six-month period ended June 30, 2000 compared to $124.3 million for the same period in 1999. These increases reflect the increased number of company-operated sites, as well as increased non-fuel sales volume at continuing sites. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the six months ended June 30, 2000 were 50.9%, compared to 51.3% for the same period in 1999.

         Our selling, general and administrative expenses decreased from $10.4 million for the three months ended June 30, 1999 to $10.0 million for the three months ended June 30, 2000. For the six-months ended June 30, 2000, selling, general and administrative expenses were $19.7 million, which reflects no change from the same period in 1999.

Transition Expenses

         Transition expenses were the costs incurred from combining the Unocal, BP, Burns Bros. and Travel Ports networks. These expenses primarily included employee severance and relocation expenses, legal expenses, site closing and franchise termination costs, site training costs, deferred site maintenance and certain asset write-offs. Transition expenses for the first six months of 2000 decreased from $1.6 million during the same period in 1999 to $0.4 million. We anticipate incurring less than $1.0 million in transition expenses in 2000.

Depreciation and Amortization Expense

         Depreciation and amortization expense for the three- and six-month periods ended June 30, 2000 was $16.6 million, and $31.8 million, respectively, compared to $10.6 million and $21.8 million, respectively, for the same periods last year. These increases resulted from a larger base of assets in 2000 due to the Travel Ports acquisition and continued capital investments under the capital investment program.

Income from Operations

         We generated income from operations of $16.7 million for the six months ended June 30, 2000, compared to income from operations of $17.9 million for the same period in 1999. For the three months ended June 30, 2000, income from operations was $11.0 million, compared to $12.0 million for the same period in 1999. These decreases of 8.3% and 6.7%, respectively, for the three-month and six-month periods were primarily attributable to the increases in depreciation and amortization expense exceeding the increases in gross profit less operating expenses. EBITDA (defined as net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other non-cash charges, (d) transition expense and (e) gains or losses from sales of property and equipment) for the six months ended June 30, 2000 was $49.8 million, compared to $43.4 million for the same period in the prior year. For the three months ended June 30, 2000, EBITDA was $28.2 million compared to $24.8 million for the same period in 1999. The increased EBITDA was primarily the result of additional company-operated sites obtained in the Travel Ports acquisition and increased non-fuel revenues resulting from the significant capital improvements we have made.

Interest Expense - Net

         Interest expense, net, for the six months ended June 30, 2000 increased by $3.7 million, or 21.1%, compared to the same period in 1999. Interest expense, net, for the three months ended June 30, 2000 increased by $1.8 million, or 19.8%, as compared to the same period in 1999. Those increases resulted from increased interest rates and the increased debt balance that resulted primarily from the Travel Ports acquisition.

Income taxes

         Our effective income tax rate for the six months ended June 30, 2000 and June 30, 1999 was 34.8% and 70.4%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate was primarily the result of changes in state taxes, net of the federal effect, and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

         Net cash provided by operating activities totaled $29.7 million for the six months ended June 30, 2000, compared to $8.7 million for the same period in the prior year. The increase was primarily the result of both increased EBITDA for the six months ended June 30, 2000 as compared to the same period in 1999, and $1.1 million of cash generated from a decrease in net working capital during the six months ended June 30, 2000 as compared to $16.6 million of cash invested in an increase in net working capital for the same period in 1999.

         Net cash used in investing activities decreased to $32.5 million for the six months ended June 30, 2000, from $101.7 million for the same period in 1999. During the six-months ended June 30, 2000, we invested $9.0 million to convert one leased site to a company-operated site, to convert one franchisee-owned site to a company-operated site, to acquire two new company-operated sites and to acquire a minority investment in a related business. For the same period in 1999, we invested $57.0 million to acquire Travel Ports. Capital expenditures for the six months ended June 30, 2000 were $21.1 million less than for the same period in 1999. This decrease was primarily attributable to a planned reduction in capital spending in 2000 as compared to 1999, primarily reflecting a reduced level of one-time investments, such as re-branding and information systems, at the sites acquired from Burns Bros. and Travel Ports.

         Net cash provided by financing activities was $3.8 million during the six months ended June 30, 2000, while net cash provided by financing activities for the same period in 1999 was $24.3 million. For 2000, $6.0 million of cash was provided by net borrowings under our revolving credit facility and $2.2 million was used to make debt repayments and repurchase shares of our common stock. For the six months ended June 30, 1999, $25.0 million of cash was provided by borrowings under our revolving credit facility, primarily to fund a part of the purchase price of the Travel Ports acquisition.

         We expect to invest approximately $79 million in our travel center network from June 30, 2000 through the end of 2001 in connection with our capital investment program to maintain, re-image, re-brand, upgrade and increase the number of travel centers. We have budgeted expenditures to add additional sites, re-brand and re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs at existing sites, make required environmental improvements, and purchase, install and upgrade our information systems. The capital expenditures budget for the remainder of 2000 is approximately $34 million.

         We anticipate that we will be able to fund our 2000 working capital requirements and capital expenditures primarily from funds generated from operations and asset sales, and, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. As of June 30, 2000, we had available $17.4 million of our $40.0 million revolving credit facility.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites which must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for such costs and, as of June 30, 2000, we had a reserve of $6.8 million for unindemnified environmental matters for which we are held responsible. Under the environmental agreements entered into as part of the acquisitions of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For us, adoption of this standard, as subsequently amended, is required for the first quarter of 2001. At this time, we have not completed our analysis of the effect on our financial statements of adopting FAS 133. However, as we utilize derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on our statement of operations is not expected to be material.

FORWARD-LOOKING STATEMENTS

         This 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend," and similar expressions in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

- competition from other travel center and truck stop operators, including additional or improved services or facilities of competitors;

- the economic condition of the trucking industry, which in turn is dependent on general economic factors;

-        increased environmental governmental regulation;

-        diesel fuel and gasoline pricing;

-        availability of diesel fuel supply;

- delays in completing our capital investment program to re-image, re-brand and upgrade our travel center sites;

- difficulties that may be encountered by us or our franchisees in implementing our truck repair and maintenance program; and

- availability of sufficient qualified personnel to staff our company-operated sites.

All of our forward-looking statements should be considered in light of these factors. We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 19, 2000, the holders of 5,484,135 shares of the 6,119,091 total shares of our outstanding voting stock, by written consent without a meeting, approved and authorized the Recapitalization Agreement and Plan of Merger, dated May 31, 2000, among us, TCA Acquisition Corporation and certain of our stockholders, and the merger transactions contemplated therein. In accordance with Section 228 of the Delaware General Corporation Law, notice of the action was provided to the holders of the 634,956 shares of voting stock who did not participate in the written consent.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                    Exhibit
--------------------  ---------------------------------------------------------------------------------------------
     2.1                  Recapitalization Agreement and Plan of Merger dated as of May 31, 2000


    10.1             *    TA Operating Corporation Transition Plan

    10.2             *    Form of Executive Employment Agreement

    10.3             *    Schedule of Executive Employment Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.

    10.4             *    Form of Amendment No. 1 to Executive Employment Agreement

    10.5             *    Schedule of Amendment No. 1 to Executive Employment Agreements omitted pursuant to
                          Instruction 2 to Item 601 of Regulation S-K.

    10.6             *    Amendment No. 1 to the 1997 Stock Incentive Plan

    10.7             *    Form of 1997 Stock Incentive Plan - Nonqualified Stock Option Agreement

    10.8             *    Schedule of 1997 Stock Incentive Plan - Nonqualified Stock Option Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K.

    10.9             *    Success Bonus Letter

    27                    Financial Data Schedule

*        Denotes executive compensation plans.

(b)      Reports on Form 8-K

         On June 1, 2000, we filed a report on Form 8-K related to our potential merger with TCA Acquisition Corporation.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRAVELCENTERS OF AMERICA, INC.
                                                  (Registrant)


Date: August 14, 2000           By:   /s/ James W. George
                                    ------------------------
                                     Name:    James W. George
                                     Title:   Senior Vice President and
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Duly Authorized Officer)