Form 10-Q
period 2000-09-30
TRAVELCENTERS OF AMERICA INC
filed 2000-11-13
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------


                                    FORM 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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


                             INDEX                                                                  PAGE NO.
                             -----                                                                  --------
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheets as of December 31, 1999 and
                             September 30, 2000                                                      2

                             Unaudited Consolidated Statements of Operations and Retained
                             Earnings (Deficit) for the three months ended September 30,
                             1999 and 2000 and for the nine months ended September 30,
                             1999 and 2000                                                           3

                             Unaudited Consolidated Statements of Cash Flows for the nine
                             months ended September 30, 1999 and 2000                                4

                             Selected Notes to Unaudited Consolidated Financial Statements           5

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                              17

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk                                                            22

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings                                                      22

       Item 4.               Submission of Matters to a Vote of Security Holders                    22

       Item 6.               Exhibits and Reports on Form 8-K                                       23

SIGNATURE                                                                                           24

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                        SEPTEMBER 30,
                                                                                         DECEMBER 31,      2000
                                                                                             1999       (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   18,040     $   28,382
    Accounts receivable (less allowance for doubtful accounts of $2,894 for 1999 and
       $3,518 for 2000)...............................................................        66,439         92,012
    Inventories.......................................................................        59,043         58,439
    Deferred income taxes.............................................................         4,533          3,581
    Other current assets..............................................................        16,441         18,751
                                                                                          ----------     ----------
         Total current assets.........................................................       164,496        201,165
 Notes receivable, net................................................................         1,383          1,398
 Property and equipment, net..........................................................       454,093        454,313
 Intangible assets....................................................................        28,792         25,248
 Deferred financing costs.............................................................         8,411          7,351
 Deferred income taxes................................................................         1,879          5,990
 Other assets.........................................................................           808          6,512
                                                                                          ----------     ----------
         Total assets.................................................................    $  659,862     $  701,977
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities of long-term debt..............................................    $    1,601     $    1,601
    Accounts payable..................................................................        60,920        106,285
    Other accrued liabilities.........................................................        66,743         56,021
                                                                                          ----------     ----------
         Total current liabilities....................................................       129,264        163,907
 Commitments and contingencies (Note 5)
 Long-term debt.......................................................................       404,369        415,012
 Deferred income taxes................................................................         1,639          1,492
 Other long-term liabilities..........................................................        16,615         17,796
                                                                                          ----------     ----------
                                                                                             551,887        598,207

 Mandatorily redeemable senior convertible participating preferred stock..............        79,739         87,994
 Nonredeemable stockholders' equity:
 Other preferred stock, common stock and other stockholders' equity...................        53,000         52,042
 Retained (deficit)...................................................................       (24,764)       (36,266)
                                                                                          ----------     ----------
      Total nonredeemable stockholders' equity........................................        28,236         15,776
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  659,862     $  701,977
                                                                                          ==========   ============

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)


                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                            --------------------------------------------------------
                                                                 1999          2000           1999           2000
                                                            --------------------------------------------------------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
  Revenues:
     Fuel.................................................. $   280,139    $   386,666    $   660,841    $ 1,052,849
     Non-fuel..............................................     136,686        150,647        355,428        418,692
     Rent and royalties....................................       5,049          4,805         15,620         14,197
                                                            -----------    -----------    -----------    -----------
     Total revenues........................................     421,874        542,118      1,031,889      1,485,738
  Cost of revenues (excluding depreciation)................     309,722        424,174        732,966      1,147,142
                                                            -----------    -----------    -----------    -----------

  Gross profit (excluding depreciation)....................     112,152        117,944        298,923        338,596

  Operating expenses.......................................      75,062         81,175        198,814        232,301
  Selling, general and administrative expenses.............       9,639          9,148         29,300         28,867
  Transition expenses......................................       1,379            605          3,025            972
  Depreciation and amortization expense....................      15,134         16,361         36,902         48,113
  Gain on sales of property and equipment..................        (827)          (279)          (567)          (194)
  Stock compensation expense...............................         900            450          2,700          1,350
                                                            -----------    -----------    -----------    -----------
  Income from operations...................................      10,865         10,484         28,749         27,187
  Interest (expense), net..................................      (9,901)       (10,989)       (27,404)       (32,162)
                                                            -----------    -----------    -----------    -----------
  Income (loss) before income taxes........................         964           (505)         1,345         (4,975)
  Provision (benefit) for income taxes.....................         858           (171)         1,126         (1,728)
                                                            -----------    -----------    -----------    -----------
  Net income (loss)........................................         106           (334)           219         (3,247)

  Less: preferred dividends................................      (2,521)        (2,873)        (7,244)        (8,255)
                                                            -----------    -----------    -----------    -----------
  Income (loss) available to common stockholders...........      (2,415)        (3,207)        (7,025)       (11,502)
  Retained (deficit) - beginning of the period.............     (19,708)       (33,059)       (15,098)       (24,764)
                                                            -----------    -----------    -----------    -----------
  Retained (deficit) - end of the period................... $   (22,123)   $   (36,266)   $   (22,123)   $   (36,266)
                                                            ===========    ===========    ===========    ===========
  Earnings per common share (basic and diluted)............ $     (2.75)   $     (3.80)   $    (10.01)   $    (13.37)
                                                            ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             1999           2000
                                                                                        -------------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................................  $      219     $   (3,247)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization expense...........................................      36,901         48,113
        Deferred income tax provision...................................................         830         (3,306)
        Provision for doubtful accounts.................................................       1,130            945
        Provision for stock compensation................................................       2,700          1,350
        Gain on sales of property and equipment.........................................        (567)          (194)
        Changes in assets and liabilities, adjusted for the effects of business acquisitions:
          Accounts receivable...........................................................       6,253        (26,643)
          Inventories...................................................................      (4,662)         1,613
          Other current assets..........................................................       3,839         (2,310)
          Accounts payable..............................................................      (1,126)        45,365
          Other current liabilities.....................................................     (18,479)       (10,722)
        Other, net......................................................................       2,942         (1,289)
                                                                                          ----------     ----------
        Net cash provided by operating activities.......................................      29,980         49,675
                                                                                          ----------     ----------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions .............................................................     (57,044)        (8,959)
     Proceeds from sales of property and equipment......................................       5,883            449
     Capital expenditures...............................................................     (66,826)       (40,003)
                                                                                          ----------     ----------
        Net cash used in investing activities...........................................    (117,987)       (48,513)
                                                                                          ----------     ----------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Revolving loan borrowings..........................................................      61,500        200,400
     Revolving loan repayments..........................................................     (36,500)      (189,000)
     Long-term debt repayments..........................................................      (1,116)        (1,387)
     Proceeds from issuance of stock....................................................       6,660              -
     Repurchase of common stock.........................................................           -           (833)
                                                                                          ----------     ----------
        Net cash provided by financing activities.......................................      30,544          9,180
                                                                                          ----------     ----------
          Net increase (decrease) in cash...............................................     (57,463)        10,342
  Cash at the beginning of the period...................................................      89,200         18,040
                                                                                          ----------     ----------
  Cash at the end of the period.........................................................  $   31,737     $   28,382
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a nationwide, full-service travel center network providing diesel fuel, gasoline and non-fuel products and services to long-haul trucking fleets and their drivers, independent truck drivers and general motorists through our 159 full-service travel centers located in 40 states, primarily operating under the "TravelCenters of America" or "TA" brand names. Of our 159 network locations at September 30, 2000, we owned 150 locations, 122 of which we operated and 28 of which we leased to independent lessee-franchisees or operators, which sites we refer to as "leased sites." Nine locations were owned and operated by independent franchisees, which sites we refer to as "franchisee-owned sites." We purchase and resell diesel fuel, gasoline and other travel center products and services to consumers, commercial fleets, operators and independent franchisees; provide fleet credit card and customer information services through our proprietary ACCESS billing system; conduct centralized purchasing programs; create promotional programs; and, as a franchisor, assist the operators and independent franchisees in providing service to trucking fleets, independent truck drivers and general motorists.

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

         On May 31, 2000, we and shareholders owning a majority of our voting capital stock entered into a recapitalization agreement and plan of merger, as amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation will merge with and into us. This merger is part of a series of proposed transactions that includes a refinancing of our outstanding indebtedness with an increased amount of indebtedness; equity contributions from Oak Hill, members of our management and certain other investors; and the redemption of all shares of our outstanding capital stock with the exception of certain shares owned by our management and Freightliner LLC. The merger and the related transactions are expected to be completed in November 2000.

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation, TA Franchise Systems Inc., and National Auto/Truckstops, Inc., and TA Licensing, Inc. (formerly known as Travel Port Systems, Inc.), and TA Travel, L.L.C., wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

         The accompanying unaudited, consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited, consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, the consolidated results of operations and of cash flows for the three- and nine-month periods ended September 30, 1999 and 2000, and are not necessarily indicative of the results to be expected for the full year.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                        ------------------------------- -----------------------------
                                                             1999            2000            1999             2000
                                                        --------------- --------------- --------------- -------------
                                                           (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
  Net income (loss)......................................   $    106        $   (334)       $    219        $ (3,247)
  Less:  Preferred stock dividends.......................     (2,521)         (2,873)         (7,244)         (8,255)
                                                            --------        --------        --------        --------
  Net loss available to common stockholders..............     (2,415)         (3,207)         (7,025)        (11,502)

  Weighted average shares outstanding....................        878             844             702             860
                                                            --------        --------        --------        --------
  Loss per share.........................................   $  (2.75)       $  (3.80)       $ (10.01)       $ (13.37)
                                                            ========        ========        ========        ========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an antidilutive effect on the loss per share for the three- and nine-month periods ended September 30, 1999 and 2000.

3.       INVENTORIES

         Inventories consist of the following:

                                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                                              1999            2000
                                                                                         ------------------------------
                                                                                            (IN THOUSANDS OF DOLLARS)
  Non-fuel merchandise...................................................................   $   51,043     $   48,093
  Petroleum products.....................................................................        8,000         10,346
                                                                                            ----------     ----------
        Total inventories................................................................   $   59,043     $   58,439
                                                                                            ==========     ==========

4.       TRAVEL PORTS ACQUISITION

         On June 3, 1999, we consummated the acquisition of the network assets of Travel Ports by acquiring 100 percent of the common stock of Travel Ports at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, we paid cash of approximately $27,760,000 for all of Travel Ports's outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of our common stock. In addition, we paid cash of approximately $31,007,000 to retire all of Travel Ports's indebtedness outstanding as of the merger date. Travel Ports operated a network of 16 travel centers in seven states, primarily in the northeastern United States, and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, Travel Ports was merged into TA Operating Corporation.

         The total cost of the acquisition was $86,003,000. This was comprised of cash paid to purchase the Travel Ports stock and repay the Travel Ports debt of $58,767,000, the value of the 85,000 shares of our common stock issued in exchange for Travel Ports shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $11,679,000, has been recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The following unaudited pro forma information presents our results of operations as if the Travel Ports acquisition had taken place on January 1, 1999.

                                                                                                    NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30, 1999
                                                                                                    -------------------
                                                                                                     (IN THOUSANDS OF
                                                                                                      DOLLARS EXCEPT
                                                                                                    PER SHARE AMOUNTS)
  Total revenue.....................................................................................  $  1,088,348
  Gross profit......................................................................................  $    323,449
  Income from operations............................................................................  $     32,719
  Net income........................................................................................  $      1,967
  Loss per common share (basic and diluted).........................................................  $     (7.52)

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

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of September 30, 2000, we had a reserve for these matters of $5,981,000. While it is not possible to quantify with certainty the

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Pending Litigation

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                  ---------------------------------   ---------------------------------
                                                       1999              2000              1999              2000
                                                  ---------------   ---------------   ---------------   ---------------
                                                       (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     Cash paid during the period for:
         Interest                                    $    6,109        $    6,821        $   23,597        $   27,542
         Income taxes (net of refunds)               $    1,118        $    1,646        $    4,507        $    3,278

         During the first quarter of 2000, we assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable from a former operator.

7.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our consolidating balance sheets as of December 31, 1999 and September 30, 2000, our consolidating statements of operations and retained earnings (deficit) for the three- and nine-month periods ended September 30, 1999 and 2000 and the consolidating statements of cash flows for the nine months ended September 30, 1999 and 2000. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined balances of TA Operating Corporation, National Auto/Truckstops, Inc. and TA Licensing, Inc., including related intercompany eliminations, and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions between the Parent Company, the Guarantor Subsidiaries on a combined basis and the Nonguarantor Subsidiary and, (b) eliminate our investments in our subsidiaries. The Guarantor Subsidiaries (TA Operating Corporation, National Auto/Truckstops, Inc. and TA Licensing, Inc.), are wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness. In this 10-Q filing, we have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because we have determined such information is not material to investors.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                  DECEMBER 31, 1999
                                                 ----------------------------------------------------------------------------------
                                                  PARENT         GUARANTOR       NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS       CONSOLIDATED
                                                  -------       ------------       ----------       ------------       ------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash .................................        $    --          $  18,040        $     --          $     --          $  18,040
   Accounts receivable, net .............             --             65,344            1,095               --             66,439
   Inventories ..........................             --             59,043              --                --             59,043
   Deferred income taxes ................             --              4,533              --                --              4,533
   Other current assets .................             278            16,163              --                --             16,441
                                                 ---------         ---------        ---------         ---------         ---------
        Total current assets ............             278           163,123            1,095               --            164,496
Notes receivable, net ...................           1,062               321              --                --              1,383
Property and equipment, net .............             --            454,093              --                              454,093
Intangible assets .......................             --             28,792              --                               28,792
Deferred financing costs ................           8,411              --                --                --              8,411
Deferred income taxes ...................             880               999              --                --              1,879
Other assets ...............................          --                808              --                --                808
Investment in subsidiaries ..............         118,417              --                --           (118,417)              --
                                                 ---------        ---------        ---------         ---------         ---------
        Total assets ....................        $129,048         $ 648,136        $   1,095         $(118,417)        $ 659,862
                                                 =========        =========        =========         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .        $  1,446         $     155        $    --           $    --           $   1,601
   Accounts payable .....................             --             60,660              260              --              60,920
   Other accrued liabilities ............           6,592            60,043              108              --              66,743
                                                 ---------         ---------        ---------         ---------         ---------
        Total current liabilities .......           8,038           120,858              368              --             129,264
Long-term debt (net of unamortized
   discount) ............................         401,495             2,874              --               --             404,369
Deferred income taxes ...................             --              1,639             --                --               1,639
Intercompany payable (receivable) .......        (389,715)          396,370           (6,655)             --                --
Other liabilities .......................             --             16,615             --                --              16,615
                                                 ---------         ---------        ---------         ---------         ---------
        Total liabilities ...............          19,818           538,356           (6,287)             --             551,887
Mandatorily redeemable senior convertible
   participating preferred stock ........          79,739              --               --                --              79,739
Nonredeemable stockholders' equity:
Other preferred stock, common stock and
   other stockholders' equity ...........          54,255            84,839              --            (86,094)           53,000
Retained earnings (deficit) .............         (24,764)           24,941            7,382           (32,323)          (24,764)
                                                 ---------         ---------        ---------         ---------         ---------
     Total nonredeemable stockholders'
     equity .............................          29,491           109,780            7,382          (118,417)           28,236
                                                 ---------         ---------        ---------         ---------         ---------
     Total liabilities, redeemable equity
     and nonredeemable stockholders'
     equity .............................        $129,048         $ 648,136        $   1,095         $(118,417)        $ 659,862
                                                 =========        =========        =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               SEPTEMBER 30, 2000
                                                ---------------------------------------------------------------------------------
                                                 PARENT            GUARANTOR    NONGUARANTOR
                                                 COMPANY         SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS        CONSOLIDATED
                                                ---------         ---------        ---------         ---------         ---------
                                                                 (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash .....................................   $    --           $  28,382        $    --           $    --           $  28,382
   Accounts receivable, net .................        --              92,175            1,117            (1,280)           92,012
   Inventories ..............................        --              58,439             --                --              58,439
   Deferred income taxes ....................        --               3,581             --                --               3,581
   Other current assets .....................       1,121            17,630             --                --              18,751
                                                ---------         ---------        ---------         ---------         ---------
     Total current assets ...................       1,121           200,207            1,117            (1,280)          201,165
Notes receivable, net .......................       1,097               301             --                --               1,398
Property and equipment, net .................        --             454,313             --                --             454,313
Intangible assets ...........................        --              25,248             --                --              25,248
Deferred financing costs ....................       7,351              --               --                --               7,351
Deferred income taxes .......................         880             5,110             --                --               5,990
Other assets ................................        --               6,512             --                --               6,512
Investment in subsidiaries ..................     116,244              --               --            (116,244)             --
                                                ---------         ---------        ---------         ---------         ---------
     Total assets ...........................   $ 126,693         $ 691,691        $   1,117         $(117,524)        $ 701,977
                                                =========         =========        =========         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .....   $   1,446         $     155        $    --           $    --           $   1,601
   Accounts payable .........................        --             106,045              240              --             106,285
   Other accrued liabilities ................       9,824            47,129              348            (1,280)           56,021
                                                ---------         ---------        ---------         ---------         ---------
     Total current liabilities ..............      11,270           153,329              588            (1,280)          163,907
Long-term debt ..............................     412,173             2,839             --                --             415,012
Deferred income taxes .......................        --               1,492             --                --               1,492
Intercompany payable (receivable) ...........    (401,775)          407,428           (5,653)             --                --
Other liabilities ...........................        --              17,796             --                --              17,796
                                                ---------         ---------        ---------         ---------         ---------

     Total liabilities ......................      21,668           582,884           (5,065)           (1,280)          598,207

Mandatorily redeemable senior convertible
   participating preferred stock ............      87,994              --               --                --              87,994

Nonredeemable stockholders' equity:
Other preferred stock, common stock and other
   stockholders' equity .....................      53,297            84,838             --             (86,093)           52,042
Retained earnings (deficit) .................     (36,266)           23,969            6,182           (30,151)          (36,266)
                                                ---------         ---------        ---------         ---------         ---------
     Total nonredeemable stockholders'
     equity .................................      17,031           108,807            6,182          (116,244)           15,776
                                                ---------         ---------        ---------         ---------         ---------
     Total liabilities, redeemable equity
     and nonredeemable stockholders' equity .   $ 126,693         $ 691,691        $   1,117         $(117,524)        $ 701,977
                                                =========         =========        =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME AND RETAINED EARNINGS (DEFICIT)
                                   SCHEDULES:


                                                                    THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------------------------
                                                   PARENT       GUARANTOR      NONGUARANTOR
                                                   COMPANY     SUBSIDIARIES      SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                                  ---------     ---------         ---------         ---------         ---------
                                                                            (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel ..................................        $    --       $ 280,139         $    --           $    --           $ 280,139
   Non-fuel ..............................             --         136,105               639               (58)          136,686
   Rent and royalties ....................             --           8,674             1,991            (5,616)            5,049
                                                  ---------     ---------         ---------         ---------         ---------
   Total revenues ........................             --         424,918             2,630            (5,674)          421,874
Cost of revenues (excluding depreciation)              --         309,722              --                --             309,722
                                                  ---------     ---------         ---------         ---------         ---------
Gross profit (excluding depreciation) ....             --         115,196             2,630            (5,674)          112,152

Operating expenses .......................             --          80,677                 1            (5,616)           75,062
Selling, general and
    administrative expenses ..............              227         7,248             2,222               (58)            9,639
Transition expense .......................             --           1,379              --                --               1,379
Depreciation and amortization expense ....              337        14,797              --                --              15,134
Gain on sales of property and equipment ..             --            (827)             --                --                (827)
Stock compensation expense ...............             --             900              --                --                 900
                                                  ---------     ---------         ---------         ---------         ---------
Income (loss) from operations ............             (564)       11,022               407              --              10,865
Interest (expense), net ..................             --          (9,897)               (4)             --              (9,901)
Equity income (loss) .....................              477          --                --                (477)             --
                                                  ---------     ---------         ---------         ---------         ---------
Income (loss) before income taxes ........              (87)        1,125               403              (477)              964
Provision (benefit) for income taxes .....             (193)          900               151              --                 858
                                                  ---------     ---------         ---------         ---------         ---------
Net income (loss) ........................              106           225               252              (477)              106

Less: preferred dividends ................           (2,521)         --                --                --              (2,521)
                                                  ---------     ---------         ---------         ---------         ---------
Income (loss) available to common
   stockholders ..........................           (2,415)          225               252              (477)           (2,415)
Retained earnings (deficit) - beginning of
   the period ............................          (19,708)       25,933             7,322           (33,255)          (19,708)
                                                  ---------     ---------         ---------         ---------         ---------
Retained earnings (deficit) - end of the
   period ................................        $ (22,123)    $  26,158         $   7,574         $ (33,732)        $ (22,123)
                                                  =========     =========         =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                   ------------------------------------------------------------------------------
                                                    PARENT         GUARANTOR      NONGUARANTOR
                                                    COMPANY       SUBSIDIARIES      SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                                    -------       ------------      ----------        ------------     ------------
                                                                             (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel .........................................  $    --         $ 386,666         $    --           $    --          $ 386,666
   Non-fuel .....................................       --           150,647              --                --            150,647
   Rent and royalties ...........................       --             4,231             1,855            (1,281)           4,805
                                                   ---------       ---------         ---------         ---------        ---------
   Total revenues ...............................       --           541,544             1,855            (1,281)         542,118
Cost of revenues (excluding depreciation) .......       --           424,174              --                --            424,174
                                                   ---------       ---------         ---------         ---------        ---------
Gross profit (excluding depreciation) ...........       --           117,370             1,855            (1,281)         117,944

Operating expenses ..............................       --            81,129             1,327            (1,281)          81,175
Selling, general and
    administrative expenses .....................        159           7,814             1,175              --              9,148
Transition expenses .............................       --               605              --                --                605
Depreciation and amortization expense ...........        356          16,005              --                --             16,361
Gain on sales of property and equipment .........       --              (279)             --                --               (279)
Stock compensation expense ......................       --               450              --                --                450
                                                   ---------       ---------         ---------         ---------        ---------

Income (loss) from operations ...................       (515)         11,646              (647)             --             10,484
Interest (expense), net .........................       --           (10,989)             --                --            (10,989)
Equity income (loss) ............................          6            --                --                  (6)            --
                                                   ---------       ---------         ---------         ---------        ---------
Income (loss) before income taxes ...............       (509)            657              (647)               (6)            (505)
Provision (benefit) for income taxes ............       (175)            201              (197)             --               (171)
                                                   ---------       ---------         ---------         ---------        ---------

Net income (loss) ...............................       (334)            456              (450)               (6)            (334)
Less: preferred dividends .......................     (2,873)           --                --                --             (2,873)
                                                   ---------       ---------         ---------         ---------        ---------
Income (loss) available to common stockholders ..     (3,207)            456              (450)               (6)          (3,207)
Retained earnings (deficit) - beginning of the
   period .......................................    (33,059)         23,513             6,632           (30,145)         (33,059)
                                                   ---------       ---------         ---------         ---------        ---------

Retained earnings (deficit) - end of the period .  $ (36,266)      $  23,969         $   6,182         $ (30,151)       $ (36,266)
                                                   =========       =========         =========         =========        =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             ----------------------------------------------------------------------------------
                                               PARENT            GUARANTOR           NONGUARANTOR
                                               COMPANY           SUBSIDIARY          SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                             -----------         -----------         -----------    -----------    -----------
                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel ..................................   $      --           $   660,841         $      --      $      --      $   660,841
   Non-fuel ..............................          --               354,356               1,245           (173)       355,428
   Rent and royalties ....................          --                25,434               5,534        (15,348)        15,620
                                             -----------         -----------         -----------    -----------    -----------
   Total revenues ........................          --             1,040,631               6,779        (15,521)     1,031,889
Cost of revenues (excluding depreciation)           --               732,966                --             --          732,966
                                             -----------         -----------         -----------    -----------    -----------
Gross profit (excluding depreciation) ....          --               307,665               6,779        (15,521)       298,923

Operating expenses .......................          --               213,687                 475        (15,348)       198,814
Selling, general and
    administrative expenses ..............           713              25,332               3,428           (173)        29,300
Transition expense .......................          --                 3,025                --             --            3,025
Depreciation and amortization expense ....         1,005              35,897                --             --           36,902
Gain on sales of property and equipment ..          --                  (567)               --             --             (567)
Stock compensation expense ...............          --                 2,700                --             --            2,700
                                             -----------         -----------         -----------    -----------    -----------
Income (loss) from operations ............        (1,718)             27,591               2,876           --           28,749
Interest (expense), net ..................          --               (27,401)                 (3)          --          (27,404)
Equity income (loss) .....................         1,352                --                  --           (1,352)          --
                                             -----------         -----------         -----------    -----------    -----------
Income (loss) before income taxes ........          (366)                190               2,873         (1,352)         1,345
Provision (benefit) for income taxes .....          (585)                639               1,072           --            1,126
                                             -----------         -----------         -----------    -----------    -----------

Net income (loss) ........................           219                (449)              1,801         (1,352)           219

Less: preferred dividends ................        (7,244)               --                  --             --           (7,244)
                                             -----------         -----------         -----------    -----------    -----------
Income (loss) available to common
   stockholders ..........................        (7,025)               (449)              1,801         (1,352)        (7,025)
Retained earnings (deficit) - beginning of
   the period ............................       (15,098)             26,607               5,773        (32,380)       (15,098)
                                             -----------         -----------         -----------    -----------    -----------
Retained earnings (deficit) - end of the
   period ................................   $   (22,123)        $    26,158         $     7,574    $   (33,732)   $   (22,123)
                                             ===========         ===========         ===========    ===========    ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


[CAPTION]

                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   ----------------------------------------------------------------------------
                                                     PARENT        GUARANTOR     NONGUARANTOR
                                                     COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                                     -------      ------------     ----------     ------------     ------------
                                                                               (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel .......................................    $      --       $ 1,052,849     $      --       $      --       $ 1,052,849
   Non-fuel ...................................           --           418,692            --              --           418,692
   Rent and royalties .........................           --            12,487           5,356          (3,646)         14,197
                                                   -----------     -----------     -----------     -----------     -----------
   Total revenues .............................           --         1,484,028           5,356          (3,646)      1,485,738
Cost of revenues (excluding depreciation) .....           --         1,147,142            --              --         1,147,142
                                                   -----------     -----------     -----------     -----------     -----------
Gross profit (excluding depreciation) .........           --           336,886           5,356          (3,646)        338,596
Operating expenses ............................           --           232,223           3,724          (3,646)        232,301
Selling, general and
    administrative expenses ...................            559          24,792           3,516            --            28,867
Transition expenses ...........................           --               972            --              --               972
Depreciation and amortization expense .........          1,069          47,044            --              --            48,113
Gain on sales of property and equipment .......           --              (194)           --              --              (194)
Stock compensation expense ....................           --             1,350            --              --             1,350
                                                   -----------     -----------     -----------     -----------     -----------

Income (loss) from operations .................         (1,628)         30,699          (1,884)           --            27,187
Interest (expense), net .......................           --           (32,159)             (3)           --           (32,162)
Equity income (loss) ..........................         (2,172)           --              --             2,172            --
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes .............         (3,800)         (1,460)         (1,887)          2,172          (4,975)
Provision (benefit) for income taxes ..........           (553)           (488)           (687)           --            (1,728)
                                                   -----------     -----------     -----------     -----------     -----------

Net income (loss) .............................         (3,247)           (972)         (1,200)          2,172          (3,247)
Less: preferred dividends .....................         (8,255)           --              --              --            (8,255)
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) available to common stockholders         (11,502)           (972)         (1,200)          2,172         (11,502)
Retained earnings (deficit) - beginning of the
   period .....................................        (24,764)         24,941           7,382         (32,323)        (24,764)
                                                   -----------     -----------     -----------     -----------     -----------
Retained earnings (deficit) - end of the period    $   (36,266)    $    23,969     $     6,182     $   (30,151)    $   (36,266)
                                                   ===========     ===========     ===========     ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                          --------------------------------------------------------------------
                                           PARENT     GUARANTOR     NONGUARANTOR
                                          COMPANY    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                          -------    ------------    ----------    ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .............    $   7,034     $  22,946     $      --      $      --      $  29,980
                                         ---------     ---------     -----------    -----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ............         --         (57,044)           --             --        (57,044)
   Proceeds from sales of
     property and equipment .........         --           5,883            --             --          5,883
   Capital expenditures .............         --         (66,826)           --             --        (66,826)
                                         ---------     ---------     -----------    -----------    ---------
     Net cash used in investing
        activities ..................         --        (117,987)           --             --       (117,987)
                                         ---------     ---------     -----------    -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings ........       61,500          --              --             --         61,500
   Revolving loan repayments ........      (36,500)         --              --             --        (36,500)
   Long-term debt repayments ........       (1,085)          (31)           --             --         (1,116)
   Proceeds from issuance of stock ..        6,660          --              --             --          6,660
   Repurchase of common stock .......         --            --              --             --           --
   Intercompany advances ............      (97,175)       97,175            --             --           --
                                         ---------     ---------     -----------    -----------    ---------
      Net cash provided by (used in)
        financing activities ........      (66,600)       97,144            --             --         30,544
                                         ---------     ---------     -----------    -----------    ---------
      Net increase (decrease) in cash      (59,566)        2,103            --             --        (57,463)
Cash at the beginning of the period .       59,665        29,535            --             --         89,200
                                         ---------     ---------     -----------    -----------    ---------
Cash at the end of the period .......    $      99     $  31,638     $      --      $      --      $  31,737
                                         =========     =========     ===========    ===========    =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                        NINE MONTHS ENDED SEPTEMBER 30, 2000
                                           ----------------------------------------------------------------
                                            PARENT     GUARANTOR    NONGUARANTOR
                                           COMPANY     SUBSIDIARY    SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                           -------     ----------    ----------  ------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..............    $     167     $  49,508     $    --      $    --      $  49,675
                                          ---------     ---------     ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions .............         --          (8,959)         --           --         (8,959)
   Proceeds from sales of property and
      equipment ......................         --             449          --           --            449
   Capital expenditures ..............         --         (40,003)         --           --        (40,003)
                                          ---------     ---------     ---------    ---------    ---------
     Net cash used in investing
        activities ...................         --         (48,513)         --           --        (48,513)
                                          ---------     ---------     ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings .........      200,400          --            --           --        200,400
   Revolving loan repayments .........     (189,000)         --            --           --       (189,000)
   Long-term debt repayments .........         (722)         (665)         --           --         (1,387)
   Repurchase of common stock ........         (833)         --            --           --           (833)
   Intercompany advances .............      (10,012)       10,012          --           --           --
                                          ---------     ---------     ---------    ---------    ---------
      Net cash provided by (used in)
        financing activities .........         (167)        9,347          --           --          9,180
                                          ---------     ---------     ---------    ---------    ---------
      Net increase in cash ...........         --          10,342          --           --         10,342
Cash at the beginning of the period ..         --          18,040          --           --         18,040
                                          ---------     ---------     ---------    ---------    ---------
Cash at the end of the period ........    $    --       $  28,342     $    --      $    --      $  28,382
                                          =========     =========     =========    =========    =========

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

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises a network of travel centers in the United States, with 159 network sites nationwide, including 150 company-owned locations. We were formed in December 1992 to facilitate the acquisition of the Unocal network in April 1993. In December 1993, we acquired the BP network. In December 1998, we acquired the Burns Bros. network, and in June 1999, we acquired the Travel Ports network.

PENDING MERGER TRANSACTION

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation will merge with and into us. This merger is part of a series of proposed transactions that includes a refinancing of our outstanding indebtedness with an increased amount of indebtedness; equity contributions from Oak Hill, members of our management and certain other investors; and redemption of all shares of our outstanding capital stock with the exception of certain shares owned by our management and Freightliner LLC. The merger and the related transactions are expected to be completed in November 2000.

NETWORK COMPOSITION

         The changes in the number of sites within our network and in their method of operation are significant factors influencing the changes from the prior year in our results of operations. In June 1999, we acquired the network assets of Travel Ports, which consisted of 16 travel centers. During the second half of 1999, we sold three company-operated sites, sold one leased site to the lessee-operator of that site who, in conjunction with the sale, signed a franchise agreement to become a franchisee-owned site, sold one closed site, closed two company-operated sites now held for sale, and opened two newly-constructed company-operated sites. During the first quarter of 2000, we acquired two new company-operated sites, converted a leased site to a company-operated site and converted a franchisee-owned site to a company-operated site. In the third quarter of 2000, a franchisee-owned site was eliminated from our network. The following table sets forth the number and type of ownership and management of the travel centers operating in our network.

[CAPTION]

                                   AS OF SEPTEMBER 30,         AS OF
                                   ------------------       DECEMBER 31,
                                      1999   2000               1999
                                      ----   ----               ----
Company-owned and operated sites(1)    122    122                118
Company-owned and leased sites          29     28                 29
                                       ---    ---                ---
         Total company-owned sites     151    150                147
Franchisee-owned sites                  11      9                 11
                                       ---    ---                ---
         Total                         162    159                158
                                       ===    ===                ===

(1) Excludes two closed sites held for sale as of September 30, 2000 and December 31, 1999 and one closed site held for sale as of September 30, 1999.

RESULTS OF OPERATIONS

Revenues

         Our consolidated revenues for the three- and nine-month periods ended September 30, 2000 were $542.1 million and $1,485.7 million, respectively, which represent increases from the same periods in the prior year of $120.2 million, or 28.5%, for the three-month period and $453.8 million, or 44.0%, for the nine-month period.

         Fuel revenue for the three- and nine- month periods ended September 30, 2000 increased by $106.5 million, or 38.0%, and $392.0 million, or 59.3%, respectively over the same periods in 1999. The increases were attributable to changes in diesel fuel sales volume, increases in gasoline sales volumes and increases in average sales prices. Average diesel fuel and gasoline sales prices for the first nine months of 2000 increased by 58.3% and 41.3%, respectively, as compared to the same period in 1999. For the three months ended September 30, 2000 average diesel fuel and gasoline sales prices increased 46.4% and 32.0%, respectively, over the same period in 1999. The increase in average sales prices was attributable to increasing crude oil prices and refined products prices through the first nine months of 2000. Diesel fuel sales volumes for the three- and nine-month periods ended September 30, 2000 decreased by 6.8% and increased by 0.1%, respectively, as compared to the same periods in 1999, while gasoline sales volumes for the three- and nine-month periods ended September 30, 2000 increased by 17.6% and 20.8%, respectively, as compared to the same periods in 1999. The decrease in diesel fuel volumes for the third quarter 2000 compared to the third quarter of 1999 was the result of an 8.0% decrease in same-site diesel volumes partially offset by volume from new sites and conversions of two franchisee locations to company-operated locations in the first quarter of 2000. The slight increase in diesel fuel volumes for the nine-month period was due to added volume from the increased number of sites, partially offset by a decrease in same-site volumes for the period of 10.3%. The gasoline volume increases were due to the added volume from the increased number of sites, combined with a same-site increase of 6.8% in gasoline volumes in the first nine months of 2000 compared to the first nine months of 1999. The decrease in same-site diesel fuel sales volume was primarily attributable to softer demand for diesel fuel on the U.S. interstate highway system, primarily from smaller trucking fleets and independent truck drivers, as a result of both the sharp rise in and the volatility of diesel fuel prices experienced through the first nine months of 2000. The sharp rise in diesel fuel prices was driven by crude oil price increases and reduced domestic refined product inventories. For the three months ended September 30, 2000, we sold 345.6 million gallons of diesel fuel and 30.8 million gallons of gasoline, as compared to 370.6 million gallons of diesel fuel and 26.2 million gallons of gasoline during the same period of 1999. For the nine months ended September 30, 2000, we sold 1,017.5 million gallons of diesel fuel and 75.4 million gallons of gasoline, as compared to 1,016.7 million gallons of diesel fuel and 62.4 million gallons of gasoline during the same period in 1999.

         Non-fuel revenues for the three- and nine-month periods ended September 30, 2000 of $150.6 million and $418.7 million, respectively, reflected increases of $14.0 million, or 10.2%, and $63.3 million, or 17.8%, respectively, from the same periods in 1999. The increases were primarily attributable to the increased number of company-operated sites in the network. Further, on a same-site basis, non-fuel revenue increased 3.9% for the nine months ended September 30, 2000 versus the same period in 1999. This same-site increase reflects increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers, partially offset by reduced non-fuel sales volume resulting from the depressing effect of the significant increases in fuel prices on both the disposable income of certain of our customers and the volume of truck traffic on the highways.

         Rent and royalty revenues for the three- and nine-month periods ended September 30, 2000 reflected decreases of $0.2 million, or 4.0%, and $1.4 million, or 9.0%, respectively, from the same periods in 1999. The decreases were attributable to the rent and royalty revenue lost as a result of the conversion of one leased site to a franchisee-owned site during the third quarter of 1999, the conversions of one leased site and one franchisee-owned site to company-operated sites during the first quarter of 2000 and the elimination of one franchisee-owned site in the third quarter of 2000. These decreases were partially offset by an increase in same-site rent and royalty revenues of 0.4% for the nine months ended September 30, 2000 versus 1999. Same-site rent revenues increased 2.0%, and were partially offset by same-site royalty decreases of 2.2%. The increases in same-site rent revenues for the nine-month period ended September 30, 2000 versus the nine-month period ended September 30, 1999 were the result of inflation adjustments made pursuant to our rent agreements with our leased sites. The decreases in same-site royalties for the same period were due to decreased non-fuel revenues at franchisee locations resulting from the depressing effect of the significant increases in fuel prices on both the disposable income of certain of our franchisees' customers and on the volume of truck traffic on the highways.

Gross Profit

         Our gross profit for the three months ended September 30, 2000 was $117.9 million, compared to $112.1 million for the same period in 1999, an increase of $5.8 million, or 5.2%. For the nine months ended September 30, 2000, our gross profit was $338.6 million, compared to $298.9 million for the same period in 1999, an increase of $39.7 million, or 13.3%. The increase in our gross profit was primarily due to increases in non-fuel revenues, partially offset by decreased fuel margins and rent revenue.

Operating and Selling, General and Administrative Expenses

         Operating expenses include the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses include corporate overhead and administrative costs.

         Our operating expenses increased by $6.1 million, or 8.1%, to $81.2 million for the three-month period ended September 30, 2000 compared to $75.1 million for the same period in 1999. Our operating expenses increased by $33.5 million, or 16.8%, to $232.3 million for the nine-month period ended September 30, 2000 compared to $198.8 million for the same period in 1999. These increases reflected the increased number of company-operated sites, as well as increased non-fuel sales volume at continuing sites. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the nine months ended September 30, 2000 were 53.3%, compared to 54.3% for the same period in 1999.

         Our selling, general and administrative expenses decreased from $9.6 million for the three months ended September 30, 1999 to $9.1 million for the three months ended September 30, 2000. Selling, general and administrative expenses decreased from $29.3 million for the nine months ended September 30, 1999 to $28.9 million for the nine months ended September 30, 2000, despite the increased number of sites in our network.

Transition Expenses

         Transition expenses are the costs incurred from combining the Unocal, BP, Burns Bros. and Travel Ports networks. These expenses primarily include employee severance and relocation expenses, legal expenses, site closing and franchise termination costs, site training costs, deferred site maintenance and certain asset write-offs. Transition expenses for the first nine months of 2000 decreased from $3.0 million during the same period in 1999 to $1.0 million. We anticipate incurring less than $0.1 million of transition expenses in the fourth quarter of 2000.

Depreciation and Amortization Expense

         Depreciation and amortization expense for the three- and nine-month periods ended September 30, 2000 was $16.4 million and $48.1 million, respectively, compared to $15.1 million and $36.9 million, respectively, for the same periods last year. These increases resulted from a larger base of assets in 2000 due to the Travel Ports acquisition and continued capital investments under the capital investment program.

Income from Operations

         We generated income from operations of $27.2 million for the nine months ended September 30, 2000, compared to income from operations of $28.7 million for the same period in 1999. For the three months ended September 30, 2000, income from operations was $10.5 million, compared to $10.9 million for the same period in 1999. The decreases of 3.7% for the three-month period and 5.2% for the nine-month period were both primarily attributable to the increase in depreciation and amortization expense and a decreased gain on sales of property and equipment, partially offset by increased gross profit and a net decrease in other expenses. EBITDA (defined as net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other non-cash charges, (d) transition expense and (e) gains or losses from sales of property and equipment) for the nine months ended September 30, 2000 increased by $6.6 million to $77.4 million, as compared to $70.8 million for the same period in the prior year. For the three months ended September 30, 2000, EBITDA increased by $0.2 million to $27.6 million, as compared to $27.4 million for the same period in 1999. The increased EBITDA was primarily the result of additional company-operated sites obtained in the Travel Ports acquisition and increased non-fuel revenues resulting from the capital improvements we have made.

Interest Expense - Net

         Interest expense, net, for the nine months ended September 30, 2000 increased by $4.8 million, or 17.4%, compared to the same period in 1999. Interest expense, net, for the three months ended September 30, 2000 increased by $1.1 million, or 11.0%, as compared to the same period in 1999. Those increases resulted from increased interest rates and the increased debt balance that resulted primarily from the Travel Ports acquisition.

Income taxes

         Our effective income tax rates for the nine months ended September 30, 2000 and September 30, 1999 were 34.7% and 83.7%, respectively. These rates differed from the federal statutory rate primarily due to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate primarily resulted from our inability to recognize a tax benefit on our operating losses in many states.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

         Net cash provided by operating activities totaled $49.7 million for the nine months ended September 30, 2000, compared to $30.0 million for the same period in the prior year. The increase was primarily the result of both increased EBITDA for the nine months ended September 30, 2000 as compared to the same period in 1999, and $7.3 million of cash generated from a decrease in net working capital during the nine months ended September 30, 2000 as compared to $14.2 million of cash invested in net working capital for the same period in 1999.

         Net cash used in investing activities decreased to $48.5 million for the nine months ended September 30, 2000 from $118.0 million for the same period in 1999. During the nine months ended September 30, 2000, we invested $9.0 million to convert one leased site to a company-operated site, to convert one franchisee-owned site to a company-operated site, to acquire two new company-operated sites and to acquire a minority investment in a related business. For the same period in 1999, we invested $57.0 million to acquire Travel Ports. Capital expenditures for the nine months ended September 30, 2000 were $26.8 million less than for the same period in 1999. This decrease was primarily attributable to a planned reduction in capital spending in 2000 as compared to 1999, primarily reflecting a reduced level of one-time investments, such as re-branding and information systems, at the sites acquired from Burns Bros. and Travel Ports.

         Net cash provided by financing activities was $9.2 million during the nine months ended September 30, 2000, while net cash provided by financing activities for the same period in 1999 was $30.5 million. For 2000, $11.4 million of cash was provided by net borrowings under our revolving credit facility and $2.2 million was used to make debt repayments and repurchase shares of our common stock. For the nine months ended September 30, 1999, $25.0 million of cash was provided by borrowings under our revolving credit facility, primarily to fund a part of the purchase price of the Travel Ports acquisition.

         We expect to invest approximately $70.0 million in our travel center network from September 30, 2000 through the end of 2001 in connection with our capital investment program to maintain, re-image, re-brand, upgrade and increase the number of travel centers. We have budgeted expenditures to add additional sites, re-brand and re- image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs, at existing sites, make required environmental improvements, and purchase, install and upgrade our information systems. The capital expenditures budget for the remainder of 2000 is approximately $20.0 million.

         We anticipate that we will be able to fund our 2000 working capital requirements and capital expenditures primarily from funds generated from operations and asset sales, and, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. As of September 30, 2000, we had available $12.0 million of our $40.0 million revolving credit facility.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites which must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for these costs and, as of September 30, 2000, we had a reserve of approximately $6.0 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisitions of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For us, adoption of this standard, as subsequently amended, is required for the first quarter of 2001. At this time, we have not completed our analysis of the effect on our financial statements of adopting FAS 133. However, as we use derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of FAS 133 on our statement of operations is not expected to be material.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices promulgated by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Before modification by SAB 101B, SAB 101 was to be effective with the first quarter of 2000. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the fourth quarter of 2000. We are currently determining the effect, if any, SAB 101 will have on our financial statements, but we do not expect its adoption will have any significant effect on our financial statements.

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

     -    increased environmental regulation;

     - changes in governmental regulation of the trucking industry, including regulations relating to diesel fuel and gasoline;

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe that we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the third quarter.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                    Exhibit
--------------------      ----------------------------------------------------
    27                    Financial Data Schedule

(b)      Reports on Form 8-K

         On October 2, 2000, we filed a report on Form 8-K related to our potential merger with TCA Acquisition Corporation.

         On October 20, 2000 we filed a report on Form 8-K related to disclosures required by Regulation FD.

         On November 8, 2000 we filed a report on Form 8-K announcing our results for the third quarter of 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRAVELCENTERS OF AMERICA, INC.
                                                   (Registrant)


Date: November 14, 2000          By:      /s/ James W. George
                                     ------------------------------------------
                                      Name:    James W. George
                                      Title:   Senior Vice President and
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                Duly Authorized Officer)