Form 10-K405
period 2000-12-31
TRAVELCENTERS OF AMERICA INC
filed 2001-03-30
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                        Commission file number 333-52442

                         TRAVELCENTERS OF AMERICA, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        36-3856519
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification No.)

                       24601 Center Ridge Road, Suite 200
                             Westlake, OH 44145-5639
          (Address of principal executive offices, including zip code)

                                 (440) 808-9100
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2001, there were outstanding 6,929,762 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                      INDEX


PART I
          Item 1.   Business....................................................................................2
          Item 2.   Properties.................................................................................14
          Item 3.   Legal Proceedings..........................................................................15
          Item 4.   Submission of Matters to a Vote of Security Holders........................................15

PART II
          Item 5.   Market for Our Common Equity and Related Stockholder Matters...............................16
          Item 6.   Selected Financial Data....................................................................18
          Item 7.   Management's Discussion and Analysis.......................................................20
          Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.................................30
          Item 8.   Financial Statements and Supplementary Data................................................31
          Item 9.   Changes in and Disagreements With Accountants..............................................71

PART III
          Item 10.  Our Directors and Executive Officers.......................................................71
          Item 11.  Executive Compensation.....................................................................71
          Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................71
          Item 13.  Certain Relationships and Related Transactions.............................................71

PART IV
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................72


SIGNATURES.....................................................................................................74

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2000, our geographically diverse network consisted of 157 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

          - sites owned or leased and operated by us, which we refer to as company-operated sites;

          - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

          - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Most of our network properties were developed more than 20 years ago when prime real estate locations along the interstate highway system were more readily available than they are today, making a network such as ours difficult to replicate. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides an advantage to long-haul trucking fleets by enabling them to route their trucks within a single network from coast to coast. We supply diesel fuel to 49 of the 50 largest long-haul trucking fleets in the United States and are the principal supplier of diesel fuel to the two largest and four of the five largest long-haul trucking fleets.

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, 20 different brands of fast food restaurants, which we refer to as quick service restaurants, or QSRs, travel and convenience stores with a selection of over 4,000 items and other driver amenities.

         The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. According to the National Association of Truck Stop Operators, or "NATSO," the travel center and truck stop industry is highly fragmented, with in excess of 3,000 travel centers and truck stops located on or near interstate highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only 10 chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets.

HISTORY AND ORGANIZATION

         We were formed in December 1992 by a group of institutional investors. We were originally incorporated as National Auto/Truckstops Holdings Corporation but changed our name to TravelCenters of America, Inc. in March 1997. We primarily have created our network through the following series of acquisitions:

          - In April 1993, we acquired the truckstop network assets of a subsidiary of Unocal Corporation, which sites we refer to as the "Unocal network." The Unocal network included a total of 139 facilities, of which 95 were leased sites, 42 were franchisee-owned sites and two sites were company-operated sites.

          - In December 1993, we acquired the truckstop network assets of certain subsidiaries of The British Petroleum Company p.l.c., which assets we refer to as the "BP network." The BP network included 38 company-operated sites and six franchisee-owned sites.

          - In December 1998, we acquired substantially all of the truckstop network assets of Burns Bros., Inc. and certain of its affiliates, which assets we refer to as the Burns Bros. network. The Burns Bros. network included 17 company-operated sites, located in nine western and northwestern states.

          - In June 1999, we acquired the travel center and truck stop network assets of Travel Ports of America, Inc. through the acquisition of 100% of the stock of Travel Ports. The Travel Ports network consisted of 16 company-operated sites in seven states, primarily in the northeastern region of the United States.

         Historically, until 1997, the Unocal network operated principally as a fuel wholesaler and franchisor, with relatively few company-operated sites. In contrast to the Unocal network, the BP network operated principally as an owner-operator of travel centers. In January 1997, we instituted a plan to combine the Unocal network and the BP network, which had been previously managed and financed separately, into a single network to be operated under the "TravelCenters of America" and "TA" brand names under the leadership of a single management team. Prior to combining the Unocal and BP networks, the Unocal network was operated through National Auto/Truckstops, Inc. and the BP network was operated through TA Operating Corporation, each of National Auto/Truckstops, Inc. and TA Operating Corporation being a wholly owned subsidiary of ours. In November 2000, National Auto/Truckstops, Inc. merged with and into TA Operating Corporation. At the time we approved the plan to combine our networks, there were 122 sites operating in the Unocal network and 49 sites operating in the BP network.

         In July 1999, we signed an agreement with Freightliner LLC to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers through the ServicePoint Program. Under the agreement, our truck repair facilities have been added to Freightliner's 24-hour customer assistance center database to be a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler company, is the leading heavy truck manufacturer in North America. Freightliner also acquired a minority ownership interest in us at that time.

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates ("Oak Hill"), under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization and a refinancing that included the following:

          - TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and a group of other institutional investors, which we refer to as the Other Investors, for proceeds of $205.0 million and then merged TCA Acquisition Corporation with and into us. The Other Investors were Olympus Growth Fund III, L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., UBS Capital Americas II, LLC, Credit Suisse First Boston LFG Holdings 2000, L.P. and Credit Suisse First Boston Corporation, each of whom is an affiliate of certain of our former shareholders.

          - we redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15.0 million that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants for cash payments totaling $263.2 million.

          - we repaid all amounts outstanding under our existing debt agreements.

          - we borrowed $328.3 million under a secured credit agreement with a group of lenders and issued units consisting of Senior Subordinated Notes due 2009 with a face amount of $190.0 million and initial warrants and contingent warrants that in the aggregate could be exercised in exchange for 277,165 shares of our common stock.

          - we merged National Auto/Truckstops, Inc. with and into TA Operating Corporation and formed two new wholly owned subsidiaries of TA Operating Corporation to maintain our real property in certain states.

         Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3.7 million upon the exercise of stock options held by existing shareholders, which shares remain outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total market value of our equity capitalization after these transactions was $220.0 million.

         At December 31, 2000, we had two wholly owned subsidiaries, TA Operating Corporation, which is our primary travel center operating entity, and TA Franchise Systems Inc, which maintains our franchise agreements and relationships. TA Operating Corporation has the following direct or indirect wholly owned subsidiaries:

          -    TA Licensing, Inc.

          -    TA Travel, L.L.C.

          -    TravelCenters Properties, LP

          -    TravelCenters Realty, Inc.

NETWORK DEVELOPMENT

         Due to historical competition between the Unocal and BP networks, there were certain markets in which each of these networks had an existing site at the time we instituted our plan to combine these two networks. Likewise, there was competition in certain markets between our networks and the networks of Burns Bros. and of Travel Ports. In addition, there were certain franchisee-owned sites in the Unocal network that were not considered to be in strategic locations. Further, there were, and continue to be, locations on the interstate highway system that we consider to be strategic but in which we do not have an adequate presence. As a result, since 1997 we have significantly reshaped the composition of our network through the following:

          -    17 company-operated sites were acquired from Burns Bros. in 1998;

          - 16 company-operated sites in the Travel Ports network were acquired in 1999;

          - 35 leased sites were converted to company-operated sites, three during 2000, five during 1998 and 27 during 1997;

          - one franchisee-owned site was converted to a company-operated site during 2000;

          - three new network sites were constructed, one in 2000 and two in 1999;

          - two company-operated sites were added to our network through individual site acquisitions during 2000;

          - franchise agreements covering 28 franchisee-owned sites have been terminated, one in 2000 and 27 in 1997;

          - 24 sites we owned were sold, two during 2000, five during 1999, two during 1998 and 15 during 1997;

          - two franchisee-owned sites were added to our network, one in 1999 and one in 1998;

          - two company-operated sites were closed during 1999 and are being held for sale;

          - Operators of 30 Unocal network leased sites terminated their franchise agreements with National Auto/Truckstops, Inc. and signed franchise agreements with TA Franchise Systems Inc., our wholly owned subsidiary through which we conduct our franchising activities, one in 1999 and 29 in 1997.

         In 1997, we initiated a capital program to upgrade, rebrand and re-image our travel centers and to build new travel centers. Under this capital program, as revised as a result of the Burns Bros. acquisition and the Travel Ports acquisition, we intend to invest approximately $410 million in our sites by the end of 2002, with approximately $310 million having been spent by the end of 2000. Through December 31, 2000, we completed full re-image projects at 27 of our sites at an average investment of $1.8 million per site. These full re-image projects typically include expanding the square footage of the travel and convenience store, adding a fast food court with two or three QSRs, upgrading showers and restrooms and updating the full-service restaurant. We also had completed smaller scale re-image projects at another 35 sites. By the end of 2002, we intend to complete full re-image projects at an additional 13 of our sites and to complete smaller scale re-image projects at an additional 26 of our sites. In addition to improving our existing sites, we have identified several new interstate areas available for our network's expansion. We have designed a "protoype" facility and a smaller "protolite" facility to standardize our travel centers and expand our brand name into new geographic markets while also increasing our appeal to motorists. The prototype and protolite designs combine an improved and efficient facility layout with nationally branded QSRs and gasoline brands as well as expanded product and service offerings. Since May 1999, we have completed construction of one protolite and six prototype facilities, and two additional prototype facilities and one protolite facility are currently under development. Most of our future expansion will be with the protolite format, which requires significantly less land and capital investment than the prototype design and enables us to quickly and cost efficiently gain a presence in smaller markets. We will also pursue strategic acquisitions. Our franchisees will also continue to invest additional amounts of their own capital for reimaging and other projects at the sites they operate.

REFINANCINGS

         In order to complete the Burns Bros. acquisition and facilitate future network growth and development, including the Travel Ports acquisition, in December 1998 we completed a refinancing that increased our secured term loan indebtedness by $150 million, which refinancing we refer to as the "1998 Refinancing." Of the total amount borrowed, $50 million was utilized to retire existing senior secured debt, $58 million was invested in the Burns Bros. acquisition, $12 million was utilized during 1999 to fund capital expenditures and $30 million was used to partially fund the Travel Ports acquisition.

         As part of the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization, we completed a refinancing of our indebtedness, which refinancing transactions we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190 million of senior subordinated notes due 2009 and borrowed $328.3 million under our amended and restated senior credit facility that consists of a fully-drawn $328 million term loan facility and a $100 million revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were utilized to:

          - pay for the tender offer and consent solicitation for our 101/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

          - repay all amounts, including accrued interest, outstanding under our existing amended and restated credit agreement;

          - redeem in full all of our senior secured notes and pay related accrued interest and prepayment penalties;

          - make cash payments to certain of our equity owners, whose shares and unexercised stock options and warrants were redeemed and cancelled pursuant to the recapitalization agreement and plan of merger; and

          - pay fees and expenses related to the financings and the merger and recapitalization transactions.

         The $190 million of Senior Subordinated Notes were issued as part of units that also included initial warrants exercisable for 207,874 shares of our common stock and contingent warrants exercisable, under certain conditions, for 69,291 shares of our common stock. See "Liquidity and Capital Resources" in Item 7 for further discussion of the 2000 Refinancing.

OUR TRAVELCENTERS

         Our travel centers are designed to appeal to drivers seeking either a quick stop or a more extended visit. The typical truck driver visits a travel center for diesel fuel and for food, truck repair and maintenance services, supplies, business and telecommunication services, restrooms, showers, laundry facilities, sleeping facilities and parking facilities. General motorists typically stop at travel centers to purchase gasoline, food or travel and convenience store items or to use the telephones, motels or restrooms. Each of our travel centers is a full-service facility located on or near an interstate highway and offers fuel and non-fuel products and services 24 hours per day, 365 days per year.

         Property. The layouts of the travel centers we own vary from site to site. The facilities we own are located on properties averaging 22 acres, of which an average of approximately 19 acres are developed. The majority of the developed acreage consists of truck and car fuel islands, separate truck and car paved parking and the main building, which contains a full-service restaurant and one or more QSRs, a travel and convenience store and driver amenities and a truck maintenance and repair shop. The remaining developed acreage contains landscaping and access roads.

         Product and Service Offerings. We have developed an extensive and diverse offering of products and services to complement our diesel fuel business, which include:

          - Gasoline. We offer nationally recognized branded gasoline, consistently offering one of the top three gasoline brands in each geographic region. Of our 121 company-operated sites that are currently operating, we offer branded gasoline at 106 sites and unbranded gasoline at five sites.

          - Full-Service and Fast Food Restaurants. Most of our travel centers have both full-service restaurants and QSRs that offer customers a wide variety of nationally recognized brand names and food choices. Our full-service restaurants, branded under our "Country Pride," "Buckhorn Family Restaurants" and "Fork in the Road" proprietary brands, offer "home style" meals through menu table service and buffets. We also offer nationally branded QSRs such as Burger King, Dunkin' Donuts, Pizza Hut, Popeye's Chicken & Biscuits, Sbarro, Subway and Taco Bell. We generally attempt to locate QSRs within the main travel center building, as opposed to constructing stand-alone buildings. As of December 31, 2000, 99 of our network travel centers offered at least one branded QSR.

          - Truck Repair and Maintenance Shops. All but 14 of our travel centers have truck repair and maintenance shops. The typical repair shop has between two and four service bays, a parts storage room and fully trained mechanics on duty at all times. These shops, which operate 24 hours per day, 365 days per year, offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our other repair and maintenance facilities. As of December 31, 2000, 126 of our network sites were operating in the Freightliner ServicePoint Program.

          - Travel and Convenience Stores. Each travel center has a travel and convenience store that caters to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Each travel and convenience store has a selection of over 4,000 items, including food and snack items, beverages, non-prescription drug and beauty aids, batteries, automobile accessories, music and audio products. In addition to complete travel and convenience store offerings, the stores sell items specifically designed for the truck driver's on-the-road lifestyle, including laundry supplies and clothing as well as truck accessories. Many stores also have a "to go" snack bar installed as an additional food offering.

          - Additional Driver Services. We believe that fleets can improve the retention and recruitment of truck drivers by directing them to visit high-quality, full-service travel centers. All of our facilities strive to provide a consistently high level of service and amenities to drivers, making our network an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive fund transfers from fleet operators. Most sites have installed telephone rooms with 20 to 25 pay telephones with AT&T long distance service. The typical travel center also has designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a laundry area with washers and dryers and an average of six to 12 private showers.

               Additionally, we offer truck drivers a loyal fueler program, which we call the Road King Club, that is similar to the frequent flyer programs offered by airlines. Drivers receive a point for each gallon of diesel fuel purchased and can redeem their points for discounts on non-fuel products and services at any of our travel centers.

          - Motels. Twenty of our travel centers offer motels, with an average capacity of 35 rooms. Thirteen of these motels are operated under franchise grants from nationally branded motel chains, including Days Inn, HoJo Inn, Super 8, Rodeway and Travelodge.

OPERATIONS

         Fuel Supply. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and are reset daily, and resell fuel to certain franchisees and to the public at prices that we establish daily. By establishing supply relationships with an average of four to five alternate suppliers per location, we have been able to effectively create competition for our purchases among various diesel fuel suppliers on a daily basis. We believe that this flexibility has improved our purchasing position and helped us partially to offset the decline in retail diesel fuel margins. We further believe that this positioning with our suppliers will help our sites avoid product outages during times of diesel fuel supply disruptions. We have a single source of supply for gasoline at most of our sites that offer branded gasoline. Sites selling unbranded gasoline do not have exclusive supply arrangements.

         Other than pipeline tenders, fuel purchases made by us are delivered directly from suppliers' terminals to our travel centers. We operate a fleet of 25 tankers to haul fuel to certain of our sites and to deliver supply to a select number of wholesale customers, but contract with common carriers for the majority of our fuel hauling needs. We do not contract to purchase substantial quantities of fuel for our inventory and are therefore susceptible to price increases and interruptions in supply. In the western United States, we use pipeline tenders and leased terminal space to mitigate the risk of supply disruptions, while in the eastern United States, we own and operate our own product terminal for this purpose. The susceptibility to market price increases for diesel fuel is substantially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that are indexed to market prices, which we reset daily. We do not engage in any fixed-price contracts with customers. We sell a majority of our diesel fuel on the basis of a daily industry index of average fuel costs plus a pumping fee and we hold less than three days of diesel fuel inventory at our sites. We engage in only a minimal level of hedging of our fuel purchases with futures and other derivative instruments that primarily are traded on the New York Mercantile Exchange.

         The Environmental Protection Agency has promulgated regulations to decrease the sulfur content of diesel fuel by 2006. The enactment of these regulations could reduce the supply and/or increase the cost of diesel fuel. A material decrease in the volume of diesel fuel sold for an extended period of time or instability in the prices of diesel fuel would have a material adverse effect on us.

         Non-fuel products supply. There are many sources for the large variety of non-fuel products that we purchase and sell. We have developed strategic relationships with several suppliers of key non-fuel products, including Freightliner LLC for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires, and Equilon Enterprises LLC for Shell brand lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory and that supply of the non-fuel products we require is adequate.

         Centralized Purchasing and Distribution. We maintain a distribution and warehouse center that services our network. The distribution center is located near Nashville, Tennessee and has approximately 85,000 square feet of storage space. Approximately every two weeks, the distribution center delivers products to our network sites using a combination of contract carriers and our fleet of trucks and trailers. In 2000, the distribution center shipped approximately $50.4 million of products. The distribution center's cost savings allow our travel centers to offer products at reduced prices while maintaining higher profit margins than many industry competitors.

         The distribution center provides us with cost savings by using its consolidated purchasing power to negotiate volume discounts with third-party suppliers. The distribution center is also able to obtain further price reductions from suppliers in the form of reduced shipping charges, as suppliers need only deliver their products to the distribution center warehouse, as opposed to each site individually. The distribution center's sophisticated inventory management system provides administrative cost savings to us. The system handles returns of defective or obsolete items and provides us with information regarding product sales volumes, allowing us to react quickly to changing market conditions. In addition, use of the system has reduced the time that site managers spend on inventory matters and has allowed them to focus on product merchandising.

COMPETITION

         The travel center and truck stop industry is highly competitive and fragmented. According to NATSO, there are in excess of 3,000 travel center and truck stops located on or near highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only 10 chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets. In the United States, there are generally two types of facilities designed to serve the trucking industry:

          - pumper-only truck stops, which provide fuel, typically at discounted prices, with limited additional services; and

          - full-service travel centers, such as those in our network, which offer a broad range of products and services to long-haul trucking fleets and their drivers, independent truck drivers and general motorists. These products and services include diesel fuel and gasoline; full-service and fast food dining; truck repair and maintenance; travel and convenience stores; secure parking areas and other driver amenities.

         Fuel and non-fuel products and services can be obtained by long-haul truck drivers from a wide variety of sources other than us, including regional full-service travel center and pumper-only truck stop chains, independently owned and operated truck stops, some large service stations and fleet-operated fueling terminals.

         We believe that we experience substantial competition from pumper-only truck stop chains and that this competition is based principally on diesel fuel prices. In the pumper-only truck stop segment, the largest networks, based on number of facilities and gallons of diesel fuel sold, are Marathon Ashland Petroleum LLC, selling primarily under the "Speedway" and "SuperAmerica" brand names, and Pilot Corporation. Marathon Ashland Petroleum LLC and Pilot Corporation recently announced that they have signed a letter of intent to merge their truck stop operations. We are evaluating this development and what, if any, effect it will have on us. We experience additional substantial competition from major full-service networks and independent chains, which is based principally on diesel fuel prices, non-fuel product and service offerings and customer service. In the full-service travel center segment, the only large networks, other than ours, are operated by Flying J Inc. and Petro Stopping Centers, L.P. Our truck repair and maintenance shops compete with regional full-service travel center and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships and auto parts service centers. We also compete with a variety of establishments located within walking distance of our travel centers, including full-service restaurants, QSRs, electronics stores, drugstores and travel and convenience stores.

         A significant portion of all intercity diesel fuel consumption by trucking fleets and companies with their own trucking capability occurs through self-fueling at both dedicated terminals and at fuel depots strategically located across the country. These terminals often provide facilities for truck repair and maintenance. Our pricing decisions for diesel fuel and truck repair and maintenance services cannot be made without considering the existence of these operations and their capacity for expansion. However, we believe that a trucking industry trend has been to reduce the use of these terminals and to outsource fuel, repair and maintenance services to maximize the benefits of competitive fuel pricing, superior driver amenities and reduced environmental compliance expenditures.

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

         TA Licensing, Inc., a wholly owned subsidiary, licenses its trademarks to us, TA Operating Corporation and TA Franchise Systems. We enter into franchise agreements with operators and franchisee-owners of travel centers through TA Franchise Systems, and TA Franchise Systems collects franchise fees and royalties under these agreements. TA Franchise System's assets consist primarily of the rights under the original franchise agreements, the network franchise agreements and its trademark licenses from TA Licensing. TA Franchise Systems has no significant tangible assets. As of December 31, 2000, the sole remaining franchise agreement for the Unocal network was between TA Operating Corporation, as successor to National, and the operator of the New Lemont, Illinois facility. This franchise agreement was terminated in January 2001 and the site was sold to the respective franchisee.

Network Franchise Agreement

         Currently, there are 25 leased sites operating under network franchise agreements. Most of these were signed in July through December of 1997.

         Initial Franchise Fee. The initial franchise fee for a new franchise is $100,000.

         Term of Agreement. The initial term of the network franchise agreement is five years. The network franchise agreement provides for five three-year renewals on the terms being offered to prospective franchisees at the time of the franchisee's renewal. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the franchisee.

         Protected Territory. Subject to specified exceptions, including existing operations, so long as the franchisee is not in default under the network franchise agreement, we agree not to operate, or allow another person to operate, a travel center or travel center business that uses the "TA" brand, within 75 miles in either direction along the primary interstate on which the franchised site is located.

         Restrictive Covenants. Except for the continued operation of specified businesses identified by the franchisee at the time of execution of the network franchise agreement, the franchisee cannot, during the term of the agreement, operate any travel center or truck stop-related business under a franchise agreement, licensing agreement or marketing plan or system of its own or another person or entity. If the franchisee owns the franchised premises, the franchisee may continue to operate a travel center at the franchised premises after termination of the franchise agreement, but if the termination is for any reason other than a termination at the expiration of the term of the agreement, the franchisee is restricted for a two-year period from re-branding the facility with any other truck stop or travel center company or other organization offering similar services and/or fleet billing services.

         Royalty Payments. Franchisees are required to pay us a continuing services and royalty fee equal to 3.75% of all non-fuel revenues. If branded fast food is sold from the franchised premises, the franchisee must pay us 3% of all net revenues earned directly or indirectly in connection with those sales after deduction of royalties paid to the fast food franchisor.

         Advertising, Promotion and Image Enhancement. The network franchise agreement establishes a system-wide advertising, marketing and promotional fund to which the franchisees are required to contribute 0.6% of their non-fuel revenues and net revenues from fast food sales. Franchisees who own the franchised premises are also required to spend certain minimum amounts on advertising.

         Fuel Purchases and Sales. Under the network franchise agreement, we agree to sell to franchisees, and franchisees agree to buy from us, 100% of their requirements of diesel fuel. If the franchisee does not purchase gasoline from us, the franchisee agrees to purchase gasoline from only those suppliers that we approve in writing. For all gasoline that is not purchased from us, the franchisee must pay a $0.03 per gallon royalty fee to us on all gallons of gasoline sold.

         Non-fuel Product Offerings. Franchisees are required to operate their sites in conformity with guidelines that we establish and offer any products and services that we deem integral to the network.

         Termination/Nonrenewal. The network franchise agreement may be terminated by the franchisee without cause or reason upon 180 days' prior written notice. We may terminate the network franchise agreement for the following reasons:

          -    the default of the franchisee;

          - our withdrawal from the marketing of motor fuel in the state, county or parish where the franchise is located; or

          -    the default or termination of the lease.

         The foregoing reasons also constitute grounds for nonrenewal of the network franchise agreement. In addition, we can decline to renew the network franchise agreement for the following reasons:

          - we and the operator fail to agree to changes or additions to the network franchise agreement;

          - we make a good faith determination not to renew the network franchise agreement because it would be uneconomical to us; or

          - if we own the franchise premises, we make a good faith determination to sell the premises or convert it to a use other than for a truck stop or travel center.

         If we do not renew the network franchise agreement due to any of the three foregoing reasons, we may not enter into another network franchise agreement relating to the same franchised premises with another party within 180 days of the expiration date on terms materially different from those offered to the prior franchisee, unless the prior franchisee is offered the right, for a period of 30 days, to accept a renewal of the network franchise agreement on those different terms. If we do not renew the network franchise agreement because we make a good faith determination to withdraw from the marketing of fuel in the area of the franchised premises, we may not sell the franchised premises or franchised business for 90 days following the expiration of the network franchise agreement. The prior franchisee does not have the right of first refusal on the sale of the franchised premises.

Network Lease Agreement

         In addition to franchise fees, we also collect rent from those franchisees that operate a travel center owned by us. As of December 31, 2000, there were 26 leased sites. Of the 26 leased sites, 25 sites operated under the network lease agreement, and one site, in New Lemont, Illinois, operated under a lease agreement that predates the network lease agreement. We sold the New Lemont, Illinois facility to the former franchisee of that site in January 2001. Each operator of a leased site that enters into a network franchise agreement also must enter into a network lease agreement.

         Term. The lease agreements we have with our franchisees have a term of five years and allow for five renewals of three years each. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the operator.

         Rent. Under the network lease, an operator must pay annual fixed rent equal to the sum of

          -    base rent agreed upon by the operator and us, plus

          - an amount equal to 14% of the cost of all capital improvements we fund that we and the operator mutually agree will enhance the value of the leased premises and which cost in excess of $2,500, plus

          - an annual inflator equal to the percentage increase in the consumer price index.

The base rent will not be increased if the operator elects to pay for capital improvements. If we and the operator agree upon an amortization schedule for a capital improvement funded by the operator, we will, upon termination of the network lease, reimburse the operator for an amount equal to the unamortized portion of the cost of the capital improvement. The fixed rent, as adjusted by the annual inflator, may not increase more than 20% during the initial five-year term or 12% during any three-year renewal term of the network lease. The operator is responsible for the payment of all charges and expenses in connection with the operation of the leased sites, including certain maintenance costs.

         Use of the Leased Site. The operator must operate the leased site as a travel center in compliance with all laws, including all environmental laws. The operator must submit to quality inspects that we request and appoint a manager that we approve, who is responsible for the day-to-day operations at the leased site.

         Termination/Nonrenewal/Transferability/Right of First Refusal. The network lease agreement contains terms and provisions regarding termination, nonrenewal, transferability and our right of first refusal which are substantially the same as the terms and provisions of the network franchise agreement.

Original Franchise Agreement with BP Network Independent Franchisees

         There are nine sites that continue to operate under the franchise agreements they had with TA Franchise Systems prior to the network franchise agreement being revised to its current form in 1997. The terms of these franchise agreements are generally the same as the network franchise agreement, but they do not require the franchises to purchase their diesel fuel from us and their provisions vary. The average remaining term of these agreements is approximately seven years. At the expiration of these agreements, the respective franchisees may be offered an option to renew their franchises under our then-current franchise agreement.

         Term of Agreement. In general, the initial term of the original franchise agreement is 10 years. The original franchise agreement provides for one five-year renewal. The original franchise agreement offers no assurance that the terms of the renewal will be the same as those of the initial franchise agreement. We may decline renewal under some circumstances or if specified terms and conditions are not satisfied by the franchisee.

         Protected Territory. So long as the franchisee is not in default under the franchise agreement, we agree not to operate, or allow another person to operate, the travel center or travel center business that uses the "TA" brand, within a specified area in either direction along one or more interstates at which the franchised site is located.

         Restrictive Covenants. Although the restrictive covenants in the original franchise agreements may vary slightly from franchise to franchise, each franchisee is subject to restrictions that prohibit two or more of the following during the term of the franchise agreement and for two years after its expiration:

          - operation of any other truck stop or travel center within its protected territory;

          - operation of the franchise location under any national brand other than "TA";

          - operation of the branded facility within a certain distance of any other TA facility; and

          - operation of any competitive business or a business that trades upon the franchise within the area adjacent to the franchise location.

         Royalty Payments. In general, we require franchisees to pay us a continuing services and royalty fee equal to 4% of all revenues earned directly or indirectly by the franchisee from any business conducted at or from the franchised premises, excluding fuel sales and sales of branded fast food. As part of the royalty fee, we require the franchise to pay us $0.004 per gallon on all sales of fuel.

         Advertising, Promotion and Image Enhancement. The original franchise agreement establishes a system-wide advertising, marketing and promotional fund to which franchisees are required to contribute 0.25% of all revenues, including revenues from fuel and fast food sales, and mandates certain minimum franchisee expenditures on advertising.

         Fuel Purchases and Sales. We do not require franchisees to purchase gasoline or diesel fuel from us. However, we charge royalty fees generally on all fuel sales at the franchised premises.

         Non-fuel Product Offerings. Franchisees are required to operate their travel centers in conformity with our guidelines, participate in and comply with all programs that we prescribe as mandatory and offer any products and services we deem integral to the network.

         Termination of an Original Franchise Agreement. We may terminate the franchise agreement upon the occurrence of certain defaults, upon notice and without affording the franchisee an opportunity to cure the defaults. When other defaults occur, we may terminate the franchise agreement if, after receipt of a notice of default, the franchisee has not cured the default within the applicable cure period. The franchisee may terminate the franchise agreement upon thirty days notice, if we are in material default under the franchise agreement and we fail to cure or attempt to cure the default within a reasonable period after notification.

REGULATION

         Franchise Regulation. State franchise laws apply to TA Franchise Systems, and some of these laws require TA Franchise Systems to register with the state before it may offer a franchise, require TA Franchise Systems to deliver specified disclosure documentation to potential franchisees, and impose special regulations upon petroleum franchises. Some state franchise laws also impose restrictions on TA Franchise Systems' ability to terminate or not to renew its respective franchises, and impose other limitations on the terms of the franchise relationship or the conduct of the franchisor. Finally, a number of states include, within the scope of their petroleum franchising statutes, prohibitions against price discrimination and other allegedly anticompetitive conduct. These provisions supplement applicable antitrust laws at the federal and state levels.

         The Federal Trade Commission, or the FTC, regulates us under their rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures." Under this rule, the FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. We believe that we are in compliance with this rule.

         We cannot predict the effect of any future federal, state or local legislation or regulation on our franchising operations.

         Environmental Regulation. Our operations and properties are extensively regulated by Environmental Laws that:

          - govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of Hazardous Substances or

          - impose liability for the costs of cleaning up sites affected by, and for damages resulting from disposal or other releases of Hazardous Substances.

         We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We have completed necessary upgrades to underground storage tanks to comply with federal regulations that took effect on December 22, 1998, and believe that all of our travel centers, including those acquired in the Burns Bros. and Travel Ports acquisitions, are in material compliance with applicable requirements of Environmental Laws.

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers owned by us in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisition of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the Unocal and BP indemnities discussed below, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2000, we had a reserve for those matters of $5.9 million. In addition, we have obtained environmental insurance of up to $25.0 million for unanticipated costs regarding certain known environmental liabilities and for up to $40.0 million regarding certain unknown environmental liabilities.

         As part of the acquisition of the Unocal network, Phase I environmental assessments were conducted of the 97 Unocal network properties purchased by us. Under an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of the agreement with Unocal, Unocal is responsible for all costs incurred for:

          -    remediation of environmental contamination, and

          - otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network,

with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of the agreement with Unocal, Unocal also must indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot assure you that, if additional environmental claims or liabilities were to arise under the agreement with Unocal, Unocal would not dispute our claims for indemnification.

         Prior to the acquisition of the BP network, all of the 38 company-owned locations purchased by us were subject to Phase I and Phase II environmental assessments, undertaken at BP's expense. The environmental agreement with BP provides that, with respect to environmental contamination or non-compliance with Environmental Laws identified in the Phase I or Phase II environmental assessments, BP is responsible for:

          - all costs incurred for remediation of the environmental contamination, and

          - for otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the BP network.

The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisition of the BP network. We must make claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. We cannot assure you that, if additional environmental claims or liabilities were to arise under the environmental agreement with BP, BP would not dispute our claims for indemnification.

         As part of the Burns Bros. acquisition, Phase I environmental assessments were conducted on all 17 sites acquired. Based on the results of those assessments, Phase II environmental assessments were conducted on nine of the sites. The purchase price paid to Burns Bros. was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns Bros., we released Burns Bros. from any environmental liabilities that may have existed as of the Burns Bros. acquisition date, other than specified non-waived environmental claims as described in the agreement with Burns Bros.

         As part of the Travel Ports acquisition, Phase I environmental assessments were conducted on all 16 sites acquired. Based on the results of those assessments, Phase II environmental assessments were conducted on five of these sites. The results of these assessments were taken into account in recognizing the related environmental contingency accrual for purchase accounting purposes.

EMPLOYEES

         As of December 31, 2000, we employed approximately 10,635 people on a full- or part-time basis. Of this total, approximately 10,250 are employees at the company-operated sites and in fuel transportation, approximately 325 perform managerial, operational or support services at the headquarters or elsewhere and approximately 60 employees staff the distribution center. All of our employees are non-union. We believe that our relationship with our employees is satisfactory.

ITEM 2.  PROPERTIES

         Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

         Of our 148 owned sites as of December 31, 2000, the land and improvements at 11 are leased, the improvements but not the land at five are leased, four are subject to ground leases of the entire site and eight are subject to ground leases of portions of these sites. We consider our facilities suitable and adequate for the purposes for which they are used. In addition to these 148 sites, including one currently under development, we own one site that will be developed as a travel center and two sites that are closed and being held for sale.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are not now involved in any litigation, individually or in the aggregate, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 12, 2000, the holders of 5,484,135 shares of the 6,119,091 total shares of our outstanding voting stock, by written consent without a meeting, approved and authorized an Amendment No. 1 to the Recapitalization Agreement and Plan of Merger, dated May 31, 2000, among us, TCA Acquisition Corporation and certain of our stockholders, and the merger transactions contemplated therein as amended by the Amendment No. 1. In accordance with
Section 228 of the Delaware General Corporation Law, notice of the action was provided to the holders of the 634,956 shares of voting stock who did not participate in the written consent.

         On October 20, 2000, the holders of 5,537,070 shares of the 6,119,091 total shares of our outstanding voting stock, by written consent without a meeting, approved in accordance with Section 280(g) of the Internal Revenue Code of 1986, certain compensation arrangements with certain officers and management employees of us or our subsidiaries. In accordance with Section 228 of the Delaware General Corporation Law, notice of the action was provided to the holders of 582,021 shares of voting stock who did not participate in the written consent.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market information. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

         Holders. As of March 15, 2001, the outstanding shares of our common stock were held of record by 34 stockholders.

         Dividends. We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future. We intend to retain our future earnings, if any, to fund the development and growth of our business. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

         Recent sales of unregistered securities. During 1998, 1999 and 2000, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4 (2) of the Securities Act, Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof.

               (1) On June 3, 1999, in connection with, and as part of the consideration for, the Travel Ports acquisition, we issued 85,000 shares at $33.04 per share to a stockholder of Travel Ports in exchange for 653,000 shares of Travel Ports that the stockholder owned.

               (2) In July 1999, we sold 200,000 shares to Freightliner at $33.30 per share. The proceeds from this sale were used for general corporate purposes.

               (3) In November 2000, in connection with our merger and recapitalization transactions further described in number
                    (5) below, we sold 100,000 shares to Freightliner at $33.30 per share.

               (4)  In a series of sales to management, we sold the following:

                    - In 1999, we sold 6,182 shares at $25.00 per share. The proceeds from this sale were used for general corporate purposes.

                    - In 2000, we sold 2,321 shares at $31.75 per share. The proceeds from this sale were used for general corporate purposes.

                    - In November 2000, in connection with our merger and recapitalization transactions further described in number (5) below, certain members of management exercised options to purchase an aggregate of 37,572 shares for aggregate proceeds of $421,726.

               (5) We consummated an offering of Senior Subordinated Notes due 2009 to "qualified institutional buyers," as defined in Rule 144A under the Securities Act. The offering was consummated on November 14, 2000 with the sale of 190,000 units, each unit consisting of one 12 3/4% Senior Subordinated Note due 2009 of TravelCenters of America, Inc. with a principal amount of $1,000, three initial warrants to purchase 0.36469 shares of our common stock and one contingent warrant to purchase 0.36469 shares of our common stock. An exchange offer registration statement was filed by TravelCenters of America, Inc. on December 21, 2000 with respect to a proposed exchange of the outstanding notes for registered notes having substantially the same terms as the outstanding notes. A second registration statement was filed on December 21, 2000 to register the warrants and the shares of common stock issuable upon exercise of the warrants.

                    We received net proceeds of approximately $171.7 million from the sale of the units, which included the sale of the outstanding notes, the initial warrants and contingent warrants, (after deducting discounts, commissions and certain expenses of the offering of the outstanding notes). The net proceeds from the unit sale, together with cash, borrowings under the Senior Credit Facility and the proceeds from the sale of common equity were used to:

                    - make cash payments totaling approximately $263.2 million to certain of our current equity owners, whose shares and unexercised common stock options and warrants were redeemed or canceled in connection with the Transactions;

                    - pay $16.3 million for the merger transaction expense of certain of our current equity owners;

                    - repay all amounts outstanding under our Amended and Restated Credit Agreement dated as of November 24, 1998;

                    - redeem in full all of our existing senior secured notes and pay a prepayment penalty;

                    - pay for the tender offer and consent solicitation for our 10 1/4% Senior Subordinated Notes due 2007, including related premiums and a prepayment penalty; and

                    -    pay other transaction fees and expenses.

                    The initial warrants may be exercised at any time on or after November 14, 2001, and the contingent warrants may be exercised at any time after the contingent warrant release date. However, holders of warrants will be able to exercise their warrants only if the shelf registration statement is effective or the exercise of the warrants is exempt from the requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdiction in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected historical consolidated financial data for each of the last five fiscal years. Such data should be read in conjunction with "Management's Discussion and Analysis" and our audited consolidated financial statements included elsewhere in this annual report. The results of operations and other financial and operating data of the 17 sites acquired from Burns Bros. and the 16 sites acquired in the Travel Ports acquisition are included in our consolidated financial statements beginning on the dates we completed the acquisitions, December 3, 1998 and June 3, 1999, respectively.

                                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                  1996(1)          1997          1998(2)         1999(3)          2000
                                               ------------------------------ --------------- ------------------------------
                                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
     Revenues:
         Fuel..................................   $ 550,212    $    708,637    $    554,735    $    955,105   $  1,485,732
         Nonfuel...............................      99,991         293,843         347,531         479,059        555,491
         Rent and royalties....................      46,055          36,848          21,544          20,460         18,822
                                                  ---------    ------------    ------------    ------------   ------------
             Total revenues....................     696,258       1,039,328         923,810       1,454,624      2,060,045
     Gross profit (excluding depreciation).....     127,564         266,244         296,661         403,544        448,725
     Income from operations....................      26,545          24,055          20,576          39,724         19,141
     Extraordinary loss........................
                                                          -          (5,554)         (3,905)              -        (13,800)
     Net income (loss).........................
                                                      5,533          (5,763)         (8,082)             99        (37,714)
     Income (loss) before extraordinary item
       per common share (basic and diluted)....       (0.81)          (7.56)         (21.12)         (12.96)        (17.20)

 BALANCE SHEET DATA (END OF PERIOD):
     Total assets.............................. $   425,409    $    506,988         609,219         651,716        735,055
     Long-term debt (net of unamortized
           discount)...........................     193,185         289,625         390,865         404,369        547,607
     Mandatorily redeemable preferred
           stock(4)............................      53,885          61,404          69,974          79,739              -
     Working capital...........................      23,766          86,103          97,378          35,232         38,727
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
          gallons).............................     713,754         975,495         973,812       1,370,017      1,384,759
     Capital expenditures, excluding business
          acquisitions......................... $    20,545    $     60,818    $     65,704    $     87,401   $     68,107
     EBITDA(5).................................      60,940          63,553          68,708          97,976        103,547
     Cash flows (used in) provided by:
         Operating activities..................      27,620          41,670          48,521          44,712         65,952
         Investing activities..................     (22,254)        (37,987)       (125,505)       (136,016)       (77,115)
         Financing activities..................      15,222          44,294          94,428          20,144         22,142
NUMBER OF SITES (END OF PERIOD):
     Company-operated sites......................        59              86             105             118            122
     Leased sites................................        77              35              30              29             26
     Franchisee-owned sites......................        35               9              10              11              9
                                                  ---------    ------------    ------------    ------------   ------------
         Total network sites.....................       171             130             145             158            157
                                                  =========    ============    ============    ============  =============

Notes to Selected Financial Data

(1) For the period from January 1, 1996 to September 30, 1996, our investment in the BP network was presented as net assets of a subsidiary held for disposition, and the BP network's results of operations were included in our consolidated results of operations as a single amount. Effective September 30, 1996, the decision was made to retain the BP network and, subsequently, we chose to pursue a plan to merge the Unocal and BP networks. Accordingly, at that time the BP network was no longer carried as net assets of a subsidiary held for disposition. At that date, the carrying value of our investment in the BP network of $44.6 million was allocated to the identifiable assets and liabilities based on their estimated current fair values at that date. In addition, the results of operations and cash flows of the BP network are included in our consolidated results of operations and cash flows from October 1, 1996.

(2) Reflects the operating results of 17 sites we acquired from Burns Bros. on December 3, 1998.

(3) Reflects the operating results of 16 sites we acquired as part of our acquisition of Travel Ports on June 3, 1999.

(4) "Mandatorily redeemable preferred stock" was comprised of two series of convertible preferred stock that were redeemed as part of our merger and recapitalization transactions in November 2000.

(5) "EBITDA," as used here for 2000, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense and, (e) costs of the merger and recapitalization transactions. For years prior to 2000, gains or losses on sales of property and equipment were also adjusted out of net income to determine EBITDA, as this was the definition for EBITDA in our prior debt agreements. We have included certain information concerning EBITDA because management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. While EBITDA is frequently used as a measure of operations and ability to meet debt service requirements, it is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the audited financial statements.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 157 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

          - sites owned or leased and operated by us, which we refer to as company-operated sites;

          - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

          - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acres sites. Most of our network properties were developed more than 20 years ago when prime real estate locations along the interstate highway system were more readily available than they are today, making a network such as ours difficult to replicate. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides an advantage to long-haul trucking fleets by enabling them to route their trucks within a single network from coast to coast. We supply diesel fuel to 49 of the 50 largest long-haul trucking fleets in the United States and are the principal supplier of diesel fuel to the two largest and four of the five largest long-haul trucking fleets.

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, 20 different brands of fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities.

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and inflated and volatile crude oil and petroleum product prices. For the year ended December 31, 2000 we earned gross profit on our fuel sales and non-fuel sales of 7.0% and 58.8%, respectively. Accordingly, for the year ended December 31, 2000, while fuel sales constituted 72% of our total revenues and non-fuel sales constituted 27% of our total revenues, our non-fuel business generated 73% of our total gross profit while our fuel business generated 23% of our total gross profit.

COMPOSITION OF OUR NETWORK

         Since December 31, 1997, the changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 1997 through December 31, 2000:

                                           COMPANY-                     FRANCHISEE-
                                           OPERATED        LEASED          OWNER          TOTAL
                                             SITES          SITES          SITES          SITES
                                         -------------- -------------- -------------- --------------
Number of sites at December 31, 1997(1)        86             35              9            130

1998 Activity:
   New sites                                    -              -              1              1
   Conversions of leased sites to
     company-operated sites                     5             (5)             -              -
   Sales of sites                              (2)             -              -             (2)
   Closed site (held for development)          (1)             -              -             (1)
   Burns Bros. Acquisition                     17              -              -             17
                                             ------         ------         ------         ----
Number of sites at December 31, 1998          105             30             10            145
                                             ------         ------         ------         -----

1999 Activity:
   New sites                                    3              -              1              4
   Sales of sites                              (4)            (1)             -             (5)
   Closed sites (held for sale)                (2)             -              -             (2)
   Travel Ports acquisition                    16              -              -             16
                                             ------         ------         ------         ----
Number of sites at December 31, 1999          118             29             11            158

2000 Activity:
   New sites                                    2              -              -              2
   Sales of sites                              (2)             -              -             (2)
   Conversion of franchisee-owned site
     to company-operated site                   1              -             (1)             -
   Conversions of leased sites to
       company-operated sites                   3             (3)             -              -
   Termination of franchisee-owned site         -              -             (1)            (1)
                                             ------         ------         ------         -----
Number of sites at December 31, 2000(2)       122             26              9            157
                                             ======         ======         ======         =====

(1) Includes one company-operated site held for development.

(2) In January 2001, we sold one leased site to the former lessee of that site, which was then eliminated from our network.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Revenues. Our consolidated revenues for the year ended December 31, 2000 were $2,060.0 million, which represents an increase from the year ended December 31, 1999 of $605.4 million, or 41.6%.

         Fuel revenue for the year ended December 31, 2000 increased by $530.6 million, or 55.6%, over the same period in 1999. The increase was attributable principally to the significant increase in average sales prices and also to increases in diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the year ended December 31, 2000 increased by 53.1% and 36.3%, respectively, as compared to the same period in 1999. The increase in average sales prices was attributable to increased refined products prices in 2000 that were driven by crude oil price increases and reduced domestic refined product inventories. Diesel fuel and gasoline sales volumes for the year ended December 31, 2000 increased 1.1% and 20.8%, respectively, as compared to the same period in 1999. For the year ended December 31, 2000, we sold 1,384.8 million gallons of diesel fuel and 102.1 million gallons of gasoline, as compared to 1,370.0 million gallons of diesel fuel and 84.5 million gallons of gasoline for the year ended December 31, 1999. These sales volume increases were due to added volumes from the increased number of network sites, particularly company-operated sites with respect to gasoline, and changes in same-site sales volumes. Same-site diesel fuel sales volume for 2000 reflected a 6.8% decrease from 1999, while same-site gasoline sales volume for 2000 reflected an 8.4% increase from 1999. This same-site decrease in diesel fuel sales volume was primarily attributable to reduced demand for diesel fuel on the U.S. interstate highway system, primarily from smaller trucking fleets and independent truck drivers, as a result of both the sharp rise in, and the volatility of, diesel fuel prices experienced throughout 2000 and was also attributable to a slowdown in trucking activity as a result of the slowdown in the general U.S. economy in the latter half of 2000. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program.

         Non-fuel revenues for the year ended December 31, 2000 of $555.5 million reflected an increase of $76.4 million, or 15.9%, from the same period in 1999. The increase was primarily attributable to the increased number of company-operated sites in the network. Further, on a same-site basis, non-fuel revenue increased 4.6% for the year ended December 31, 2000 versus the same period in 1999. This same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers, despite the depressing effects of the significant increases in fuel prices on both the disposable income of our customers and the volume of truck traffic on the highways.

         Rent and royalty revenues for the year ended December 31, 2000 reflected a $1.7 million, or 8.3%, decrease from the same period in 1999. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of leased and franchisee-owned sites to company-operated sites and the termination of the franchise agreement with one franchisee-owned site. This decrease was somewhat offset by a same-site rent increase of 2.4% and a same-site royalty revenue increase of 0.6%.

         Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2000 was $448.7 million, compared to $403.5 million for the same period in 1999, an increase of $45.2 million, or 11.2%. The increase in our gross profit was primarily due to increases in fuel and non-fuel sales volume, partially offset by reduced fuel margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $41.4 million, or 15.5%, to $308.5 million for the year ended December 31, 2000 compared to $267.1 million for the same period in 1999. This increase reflected the increased number of company-operated sites, as well as increased non-fuel sales volume at continuing sites. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2000 were 52.4%, compared to 54.0% for the same period in 1999, reflecting the results of our cost-cutting measures at our sites.

         Our selling, general and administrative expenses for the year ended December 31, 2000 were $38.2 million, which reflected a decrease of $0.3 million, or 0.8%, from the same period in 1999.

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. These expenses primarily included employee severance and relocation expenses, legal expenses, site closing and franchise termination costs, site training costs, deferred site maintenance and certain asset write-offs. Transition expenses for 2000 decreased to $1.0 million from $3.9 million during 1999, as the integration of sites from our acquisitions was completed during 2000. We do not anticipate incurring transition expenses in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for 2000 was $62.8 million, compared to $51.9 million for 1999. This increase resulted from a larger base of assets in 2000 due to the Travel Ports acquisition and continued capital investments.

         Merger and Recapitalization Expenses. Merger and recapitalization expenses were the costs we incurred in completing a recapitalization and a merger with TCA Acquisition Corporation, a newly created company formed by Oak Hill Capital Partners, L.P. and its affiliates. These costs principally consisted of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management, and totaled $22.0 million during 2000. We incurred no such costs during 1999 and expect to incur no such costs in 2001.

         Income from Operations. We generated income from operations of $19.1 million for the year ended December 31, 2000, compared to income from operations of $39.7 million for the same period in 1999. This decrease of $20.6 million, or 51.9%, was primarily attributable to the following factors: (a) a $10.9 million increase in depreciation and amortization expense, (b) the $22.0 million of merger and recapitalization expenses, (c) a $6.4 million decrease in stock compensation expense, (d) a $2.9 million decrease in transition expenses, and
(e) a $45.2 million increase in gross profit partially offset by a $41.4 million increase in operating expenses. EBITDA for the year ended December 31, 2000 was $103.5 million. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes,
(b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense, and (e) costs of the merger and recapitalization transactions. EBITDA for 2000 increased from 1999 primarily as a result of a full year's results from the additional company-operated sites obtained in the Travel Ports acquisition and increased non-fuel revenues resulting from the significant capital improvements we have made.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the year ended December 31, 2000 increased by $8.6 million, or 22.3%, compared to 1999. This increase resulted from increasing interest rates throughout 1999 and 2000, in conjunction with increased debt levels associated with the Travel Ports acquisition in June 1999 and the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000.

         Income Taxes. Our effective income tax rates for the years December 31, 2000 and 1999 were a benefit of 14.6% and expense of 91.6%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate was due to the taxable losses incurred in 2000 as opposed to the low level of pre-tax income earned in 1999. As a result of the low level of pre-tax income in 1999, permanent differences and state tax provisions had a significantly larger effect on the 1999 effective tax rate than in 2000. Further, we incurred a significant amount of non-deductible costs in 2000 in connection with our merger and recapitalization transactions, resulting in us deriving fewer tax benefits from the pre-tax losses.

         Extraordinary Loss. During the fourth quarter of 2000 we recognized an extraordinary loss of $13.8 million in connection with the early extinguishment of indebtedness. This amount was net of the applicable income tax benefits of $7.1 million. This extraordinary loss consisted of (a) the write off of $7.6 million of unamortized deferred financing costs we had incurred when we had issued the extinguished indebtedness, (b) $11.6 million of tender offer and consent solicitation premium and related fees related to redeeming the Senior Subordinated Notes due 2007, (c) $0.8 million of prepayment penalties related to redeeming the senior secured notes, and (d) $0.9 million to exit an interest rate swap agreement related to the extinguished debt. We incurred no extraordinary items during 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Our consolidated revenues for 1999 were $1,454.6 million, which represented an increase over the prior year of $530.8 million, or 57.5%. This increase resulted from large increases in fuel and non-fuel revenues offset slightly by a small decrease in rent and royalty revenue.

         Fuel revenue for 1999 increased by $400.4 million, or 72.2%, from 1998. This increase was attributable to increases in diesel fuel and gasoline sales volumes, as well as an increase in average pump prices. Diesel fuel and gasoline sales volumes for 1999 increased 40.7% and 53.9%, respectively, from 1998, due in large part to the increased number of network sites, but also due to increased sales volumes over 1998 on a same-site basis of 11.4% for diesel fuel and 8.9% for gasoline. For the year ended December 31, 1999, we sold 1,370.0 million gallons of diesel fuel and 84.5 million gallons of gasoline. Average fuel sales prices for 1999 increased 21.8% compared to 1998. The increase in average retail prices corresponded with the decreasing crude oil prices experienced throughout 1998 and the increasing crude oil prices beginning in March 1999.

         Non-fuel revenue in 1999 of $479.1 million reflected an increase of $131.6 million, or 37.9%, from 1998. This increase resulted primarily from the increased number of company-operated sites in the network. Further, on a same-site basis, non-fuel revenue increased 8.8% in 1999 as compared to 1998, reflecting the increased customer traffic resulting from the significant capital improvements we made in the network under the capital investment program.

         Rent and royalty revenue for 1999 reflected a $1.0 million, or 4.7%, decrease from the prior year. This decrease was attributable to the rent and royalty revenue lost as a result of five conversions of leased sites into company-operated sites during 1998 and the sale of one leased site in 1999, somewhat offset by a same-site rent increase of 0.8% and a same-site royalty revenue increase of 5.7% as a result of improved franchisee sales levels.

         Gross Profit (excluding depreciation). Our gross profit for 1999 was $403.5 million, compared to $296.7 million for 1998, representing an increase of $106.8 million, or 36.0%. The increase in our gross profit was primarily due to increases in non-fuel revenues, fuel margins and royalty revenue, partially offset by a decrease in rent revenue.

         Operating and Selling, General and Administrative Expenses. Our operating expenses for 1999 increased by $73.4 million, or 37.9%, as compared to 1998. This increase reflected the increased number of company-operated sites and the increased level of non-fuel revenues on a same-site basis. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 1999 were 54.0%, an improvement from the 54.7% for 1998.

         Our selling, general and administrative expenses for 1999 increased by $4.2 million from 1998 to $38.5 million, representing an increase of 12.2%. The increased selling, general and administrative expenses primarily reflected increased staffing and other expenses such as travel, insurance and advertising to support our growth resulting from the Burns Bros. and Travel Ports acquisitions.

         Transition Expenses. Transition expenses for 1999 increased from $3.6 million in 1998 to $4.0 million in 1999. The 1999 costs were incurred in substantially completing the integration of the Unocal network, Burns Bros. network and Travel Ports network sites into our network. The 1998 costs were incurred to continue the combination of the Unocal and BP networks, as well as to begin the integration of the Burns Bros. network into our network.

         Depreciation and Amortization. Depreciation and amortization for 1999 was $51.9 million, an increase of $8.7 million from 1998. The increase in depreciation and amortization was primarily attributable to the increased level of property and equipment and intangible assets resulting from the Burns Bros. and Travel Ports acquisitions, as well as the significant capital additions made in 1999 and 1998. In addition, an impairment reserve of $0.6 million recorded in 1997 with respect to certain sites being held for sale was completely reversed in 1998 due to increases in the estimated sales prices of the respective sites. These increases were offset by a one-time depreciation charge recognized in 1998.

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment, furniture and fixtures were revised downward from 10 years to five years to conform the Unocal network's estimated useful lives to those of the BP network. The effect of this change in estimate resulted in a $9.5 million charge to depreciation expense and reductions in income before extraordinary items, net income and earnings per share of $9.5 million, $5.7 million and $9.08 per share, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

         Income from Operations. Income from operations was $39.7 million for 1999, compared to $20.6 million for 1998, an increase of $19.1 million, or 92.7%. In addition to the increased size of the network and the other contributing factors discussed above, the increase was affected by a $1.4 million increase in gains on sales of property and equipment and a $2.5 million increase in stock compensation expense.

         EBITDA for 1999 was $98.0 million, compared to $68.7 million for 1998. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements in existence at the time and consists of net income plus the sum of
(a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense, and (e) gain or loss on sales of property and equipment. The increased EBITDA reflected the significant increase in gross profit offset by increases in operating expenses and selling, general and administrative expenses. This increase in gross profit was largely derived from the increase in the size of the network. The increase in operating expenses and selling, general and administrative expenses was also principally attributable to the increase in the size of the network.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for 1999 was $38.5 million, representing an increase of $11.6 million, or 43.1%, from 1998. This was a result of increased levels of indebtedness and interest rates after completing the refinancing and increasing our $80.0 million term loan facility to $150.0 million in 1998, increased debt from completing the Travel Ports acquisition and a general increase in interest rates throughout credit markets in general.

         Income Taxes. Our effective income tax rate for 1999 was 91.6%, which differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

         Net cash provided by operating activities totaled $66.0 million in 2000, $44.7 million in 1999 and $48.5 million in 1998. The increase in cash provided by operations for 2000 as compared to 1999 resulted primarily from the changes between years in cash invested in working capital. The decrease in net cash flows from operating activities for 1999 versus 1998 primarily resulted from a $29.3 million increase in EBITDA that was more than offset by an $11.8 million increase in interest expense and a $22.3 million increase in working capital requirements.

         Net cash used in investing activities for 2000 was $77.1 million versus $136.0 million in 1999 and $125.5 million in 1998. During 2000, we invested $9.7 million to convert three leased sites to company-operated sites, to convert one franchisee-owned site to a company-operated site, to acquire two new company-operated sites and to acquire a minority interest in a related business. For the same period in 1999, we invested $57.0 million to acquire Travel Ports. Capital expenditures for 2000 were $19.3 million less than in 1999. This decrease was primarily attributable to a planned reduction in capital spending in 2000 as compared to 1999, primarily reflecting a reduced level of one-time investments, such as re-branding and information systems, at the sites acquired from Burns Bros. and Travel Ports. Net cash used in investing activities in 1999 included $87.4 million for capital expenditures and $57.8 million for the Travel Ports acquisition. These outlays were partially offset by $9.1 million of cash proceeds from sales of property and equipment, which primarily consisted of the sales of five travel center sites during 1999. The amount of net cash used in investing activities in 1998 reflected $65.7 million of capital expenditures, as well as $6.4 million for the conversions of five leased sites into company-operated sites and approximately $56.8 million for the Burns Bros. acquisition. These uses of cash were partially offset by $3.4 million of proceeds from sales of property and equipment comprised primarily of the sales of two company-operated sites and condemnation proceeds related to a third company-operated site.

         As part of our capital investment program, through which we have invested approximately $310 million in 1997 through 2000 to maintain, re-image, rebrand, upgrade and expand our network of travel centers, we have budgeted future expenditures to add additional sites, re-brand and re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs at existing sites, make required environmental improvements, and purchase, install and upgrade our information systems. The capital expenditures budget for 2001 is approximately $50 million.

         Net cash flows provided by financing activities were $22.1 in 2000, $20.1 million in 1999 and $94.4 million in 1998. During 2000, we had net borrowings under our revolving credit facilities of $25.3 million. We also completed the 2000 Refinancing in connection with our merger and recapitalization transactions, which included proceeds from new debt borrowings of $511.0 million, proceeds from the issuances of stock of $208.7 million, repurchases of equity securities of $263.2 million, repayments of indebtedness of $423.6 million and payment of various related fees, expenses and prepayment penalties of $67.1 million. We also made $1.8 million of scheduled debt payments during 2000. The cash provided during 1999 was the result of a $6.7 million capital investment and net borrowings of $15.0 million under our revolving credit facility. We made $1.6 million of scheduled debt repayments during 1999. During 1998, we had net borrowings of long term debt of $99.3 million as a result of the 1998 Refinancing and other scheduled debt repayments and paid fees related to the 1998 Refinancing of $4.4 million. We also repurchased shares of our common stock for $0.5 million.

         The Senior Credit Facility provides senior secured financing of up to $428.0 million, consisting of a $328.0 million term loan facility with a maturity of eight years and a $100.0 million revolving credit facility with a maturity of six years. The term loan facility and the revolving credit facility bear interest at a rate equal to:

          - in the case of the revolving credit facility, Adjusted LIBOR plus a margin of 2.75% or, at our election, the alternate base rate plus a margin of 1.75%; or

          - in the case of the term loan facility, Adjusted LIBOR plus a margin of 3.25% or, at our election, the alternate base rate plus a margin of 2.25%.

         In addition to paying interest on outstanding principal under the Senior Credit Facility, we are required to pay a commitment fee to the lenders under the revolving credit facility equal to 0.50% per year of the unused commitments thereunder. The term loan facility will amortize each year in quarterly amounts in the following approximate aggregate principal amounts for each year set forth below.

                                                               SCHEDULED
           YEAR ENDED                                          PRINCIPAL
           DECEMBER 31,                                       REPAYMENTS
           ------------                                       ----------
           2002...........................................  $        3,280,000
           2003...........................................           3,280,000
           2004...........................................           3,280,000
           2005...........................................           3,280,000
           2006...........................................           3,280,000
           2007...........................................          80,360,000
           2008...........................................         231,240,000
                                                            ------------------
           Total..........................................  $      328,000,000
                                                            ==================

         Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in November 2006.

         The Senior Credit Facility contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, make certain restricted payments and dividends, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in material businesses other than our current businesses, make capital expenditures, enter into sale and leaseback transactions, or engage in certain transactions with affiliates.

         The Senior Subordinated Notes mature in 2009. Our obligations under the notes are junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the Senior Credit Facility. The indenture restricts, among other things, our ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, and prohibits certain restrictions on the ability of our subsidiaries to pay dividends or make certain payments to us, and contains certain restrictions on our ability to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

         As of December 31, 2000, $4.6 million was outstanding under a note payable by us to a former operator of a site, which we refer to as the Santa Nella Note. The note bears interest at an annual rate of 5%, requires quarterly principal and interest payments of $98,000 through October 1, 2018 and is secured by the real estate and improvements located at the site.

         We anticipate that we will be able to fund our 2001 working capital requirements and capital expenditures primarily from funds generated from operations and asset sales, and, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

LEVERAGED RECAPITALIZATION

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as subsequently amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization that included the following.

          - TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and the Other Investors for proceeds of $205.0 million and then merged with and into us. We incurred $3.0 million of fees and expenses related to the issuance of these shares of common stock. These stock issuance costs were charged against additional paid-in capital.

          - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15.0 million that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants for cash payments totaling $263.2 million.

          -    All shares of treasury stock were cancelled.

         After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration that was paid in our merger and recapitalization transactions, was $220.0 million. The transactions described above, which resulted in a change of control over us, have been accounted for as a leveraged recapitalization, as opposed to a purchase business combination, since the change of control was effected through issuance of new shares to our new control group in conjunction with a redemption of most of our then outstanding equity securities. We followed leveraged recapitalization accounting because of the significance of the ownership interest in us that was retained by continuing stockholders. In accounting for our leveraged recapitalization, we retained the historical cost bases of our assets and liabilities and consequently recorded charges totaling $179.0 million to our equity accounts upon the redemption of equity securities. This accounting treatment contrasts with that followed in a purchase business combination, in which a company reflects the new basis in its assets and liabilities of its new control group by increasing or decreasing its historical balances based on the estimated fair values at that time and avoids the charge to equity that accompanies the redemption of equity securities. Based on a limited appraisal of our owned network sites performed in connection with the merger and recapitalization transactions, the estimated fair value of our sites is approximately $1.05 billion.

FREIGHTLINER RELATIONSHIP

         In July 1999, we signed an agreement with Freightliner to enter into the ServicePoint Program. Under the agreement, our truck repair facilities were added to Freightliner's 24-hour customer assistance center database to be a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. We believe the ServicePoint Program, which was implemented at 126 of our network's truck repair and maintenance shops by the end of 2000, will generate an increase in nonfuel revenues in 2001 and thereafter.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2000, we had a reserve of $5.9 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which requires entities to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair values are required to be recognized in income when they occur, except for derivatives that qualify as hedges. For us, adoption of this standard, as subsequently amended, was required on January 1, 2001. As we use derivatives on a limited basis and only as hedges of either commodity price risk or interest rate risk, the effect of adopting FAS 133 did not have a material effect on our financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices promulgated by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. Before modification by SAB 101B, SAB 101 was to be effective with the first quarter of 2000. In June 2000, the SEC issued SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the fourth quarter of 2000. For us, adoption of SAB 101 in the fourth quarter did not have a significant effect on our financial statements.

FORWARD-LOOKING STATEMENTS

         This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this offering circular that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this offering circular to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

          -    diesel fuel and gasoline pricing;

          -    availability of diesel fuel supply;

          - delays in completing our capital investment program to re-image, re-brand and upgrade our travel center sites; and

          - availability of sufficient qualified personnel to staff company-operated sites.

         All of our forward-looking statements should be considered in light of these factors. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to commodity price risk and interest rate risk. Our fuel purchase contracts provide for purchase prices based on average market prices for diesel fuel and gasoline, exposing us to commodity price risk. We mitigate this risk exposure in several ways, but primarily by holding less than three days of diesel fuel inventory at our sites and selling a large portion of our fuel volume on the basis of a daily industry index of average fuel costs plus a pumping fee, which minimize the effect on our margins of sudden sharp changes in commodity market prices. We manage the price exposure related to sales volumes not covered by the daily industry index pricing formulae through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. The total volume covered by open derivative contracts at any point in time during the year ended December 31, 2000 was immaterial.

         The interest rate risk faced by us results from our highly-leveraged position and our level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. We use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2000, we were involved in an interest rate protection agreement with a notional principal amount of $80.0 million. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the determination of cash settlements under the agreements. We are exposed to credit losses from counterparty nonperformance, but do not anticipate any losses from our agreement, which is with a major financial institution.

         The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                                                  DECEMBER 31, 2000
                                            --------------------------------------------------------------
                                                      FIXED RATE                    VARIABLE RATE
                                                     INDEBTEDNESS                   INDEBTEDNESS
                                            ------------------------------- ------------------------------
                                                               WEIGHTED                     WEIGHTED
                                               PAYMENT         AVERAGE       PAYMENT         AVERAGE
                                                AMOUNT      INTEREST RATE     AMOUNT       INTEREST RATE
                                            --------------- --------------- ------------------------------
                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31:
     2001...................................  $       123        12.57%       $     3,280       10.11%
     2002...................................          171        12.57%             3,280       10.11%
     2003...................................          180        12.58%             3,280       10.11%
     2004...................................          189        12.59%             3,280       10.11%
     2005...................................          198        12.60%             3,280       10.11%
Thereafter..................................      193,716        12.44%           355,180       10.07%
                                              -----------                     -----------
Total.......................................  $   194,577        12.52%       $   368,300       10.10%
                                              ===========                     ===========
Fair value..................................  $   175,018                     $   368,300
                                              ===========                     ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:                                           PAGE
                                                                                                             ----
   Financial Statements:
       Report of Independent Accountants.................................................................     29
       Consolidated Balance Sheet at December 31, 1999 and 2000..........................................     30
       Consolidated Statement of Operations for each of the three years in the period ended
         December 31, 2000...............................................................................     31
       Consolidated Statement of Cash Flows for each of the three years in the period ended
         December 31, 2000...............................................................................     32
       Consolidated Statement of Stockholders' Equity for each of the three years in the period
         ended December 31, 2000.........................................................................     33
       Notes to the Consolidated Financial Statements....................................................     34
   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts............................................................     72

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Cleveland, Ohio
March 9, 2001

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                         1999              2000
                                                                                   -----------------------------------
                                                                                       (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash...........................................................................  $     18,040      $     29,019
    Accounts receivable (less allowance for doubtful accounts of $2,894 for 1999
       and $4,291 for 2000)........................................................        59,174            81,388
    Inventories....................................................................        59,043            61,772
    Deferred income taxes..........................................................         4,533             7,288
    Other current assets...........................................................        16,441            13,501
                                                                                     ------------      ------------
         Total current assets......................................................       157,231           192,968
 Notes receivable, net.............................................................           502               214
 Property and equipment, net.......................................................       454,093           465,633
 Intangible assets.................................................................        28,792            27,079
 Deferred financing costs..........................................................         8,411            32,662
 Deferred income taxes.............................................................         1,879             7,933
 Other noncurrent assets...........................................................           808             8,566
                                                                                     ------------      ------------
         Total assets..............................................................  $    651,716      $    735,055
                                                                                     ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities of long-term debt...........................................  $      1,601      $        123
    Accounts payable...............................................................        53,655            82,844
    Other accrued liabilities......................................................        66,743            71,274
                                                                                     ------------      ------------
         Total current liabilities.................................................       121,999           154,241
 Commitments and contingencies (Note 18)
 Long-term debt (net of unamortized discount)......................................       404,369           547,607
 Deferred income taxes.............................................................         1,639             3,167
 Other noncurrent liabilities......................................................        16,615             5,416
                                                                                     ------------      ------------
                                                                                          544,622           710,431

 Redeemable equity.................................................................        79,739               527
 Nonredeemable stockholders' equity:
    Other preferred stock, common stock and other stockholders' equity.............        52,119           215,843
    Accumulated deficit (Note 15)..................................................       (24,764)         (191,746)
                                                                                     ------------      ------------
       Total nonredeemable stockholders' equity....................................        27,355            24,097
                                                                                     ------------      ------------
       Total liabilities, redeemable equity and nonredeemable stockholders' equity.  $    651,716      $    735,055
                                                                                     ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              1998          1999            2000
                                                                          ---------------------------- ----------------
                                                                                    (IN THOUSANDS OF DOLLARS
                                                                                    EXCEPT PER SHARE AMOUNTS)
 Revenues:
    Fuel..................................................................  $  554,735    $  955,105    $  1,485,732
    Nonfuel...............................................................     347,531       479,059         555,491
    Rent and royalties....................................................      21,544        20,460          18,822
                                                                            ----------    ----------    ------------
        Total revenues....................................................     923,810     1,454,624       2,060,045
 Cost of goods sold (excluding depreciation):
    Fuel..................................................................     480,479       849,234       1,382,224
    Non-fuel..............................................................     146,670       201,846         229,096
                                                                            ----------    ----------    ------------
        Total cost of goods sold (excluding depreciation).................     627,149     1,051,080       1,611,320
                                                                            ----------    ----------    ------------

 Gross profit (excluding depreciation)....................................     296,661       403,544         448,725

 Operating expenses.......................................................     193,697       267,107         308,480
 Selling, general and administrative expenses.............................      34,256        38,461          38,160
 Transition expense.......................................................       3,648         3,952             996
 Merger and recapitalization expenses.....................................           -             -          22,004
 Depreciation and amortization expense....................................      43,179        51,853          62,768
 (Gain) on sales of property and equipment................................      (1,195)       (2,615)         (1,462)
 Stock compensation expense (benefit).....................................       2,500         5,062          (1,362)
                                                                            ----------    ----------    -------------
 Income from operations...................................................      20,576        39,724          19,141
 Interest and other financial costs, net..................................     (26,854)      (38,543)        (47,143)
                                                                            ----------    ----------    ------------
 Income (loss) before income taxes and extraordinary item.................      (6,278)        1,181         (28,002)
 Provision (benefit) for income taxes.....................................      (2,101)        1,082          (4,088)
                                                                            ----------    ----------    ------------
 Income (loss) before extraordinary item..................................      (4,177)           99         (23,914)
 Extraordinary loss, less applicable income tax benefits of $2,012 in
    1998 and $7,110 in 2000 (Note 13).....................................      (3,905)            -         (13,800)
                                                                            ----------    ----------    ------------

 Net income (loss)........................................................      (8,082)           99         (37,714)

 Less: preferred dividend accretion.......................................      (8,570)       (9,765)         (8,255)
                                                                            ----------    ----------    ------------
 (Loss) available to common stockholders..................................  $  (16,652)   $   (9,666)   $    (45,969)
                                                                            ==========    ==========    ============
 Loss per common share (basic and diluted):
    Loss before extraordinary item                                          $  (21.12)    $  (12.96)    $     (17.20)
    Extraordinary loss                                                          (6.47)         -               (7.38)
                                                                            ---------     ---------     ------------
    Net (loss)                                                              $  (27.59)    $  (12.96)    $     (24.58)
                                                                            =========     =========     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                               1998            1999            2000
                                                                          --------------- --------------------------------
                                                                                     (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................  $    (8,082)    $        99     $   (37,714)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss.................................................        3,905               -          13,800
       Merger and recapitalization expenses...............................            -               -          22,004
       Depreciation and amortization......................................       44,662          53,202          64,225
       Deferred income tax provision......................................       (7,691)         (3,151)         (7,281)
       Provision for doubtful accounts....................................        1,355           1,339           1,560
       Provision (benefit) for stock compensation.........................        2,500           5,062          (1,362)
       (Gain) on sales of property and equipment..........................       (1,195)         (2,615)         (1,462)
       Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable..............................................       12,034           5,837         (22,332)
         Inventories......................................................       (4,028)         (9,933)         (1,148)
         Other current assets.............................................       (2,954)           (400)          2,902
         Accounts payable.................................................       (2,030)            102          29,189
         Other current liabilities........................................       10,572          (7,780)          6,890
       Other, net.........................................................         (527)          2,950          (3,319)
                                                                            -----------     -----------     -----------
       Net cash provided by operating activities..........................       48,521          44,712          65,952
                                                                            -----------     -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................................................      (63,215)        (57,762)         (9,675)
    Proceeds from sales of property and equipment.........................        3,414           9,147             667
    Capital expenditures..................................................      (65,704)        (87,401)        (68,107)
                                                                            -----------     -----------     -----------
       Net cash used in investing activities..............................     (125,505)       (136,016)        (77,115)
                                                                            -----------     -----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............................................            -          75,500         364,800
    Revolving loan repayments.............................................            -         (60,500)       (339,500)
    Long-term debt borrowings.............................................      229,250               -         510,962
    Long-term debt repayments.............................................     (129,987)         (1,594)       (388,685)
    Proceeds from issuance of stock.......................................            -           6,738         208,717
    Repurchase of equity securities.......................................         (475)              -        (267,055)
    Debt issuance costs...................................................       (4,360)              -         (32,932)
    Stock issuance costs..................................................            -               -          (3,015)
    Premiums paid on debt extinguishment .................................            -               -         (12,778)
    Merger and recapitalization expenses..................................            -               -         (18,253)
    Other.................................................................            -               -            (119)
                                                                            -----------     -----------     -----------
       Net cash provided by financing activities..........................       94,428          20,144          22,142
                                                                            -----------     -----------     -----------
         Net increase (decrease) in cash..................................       17,444         (71,160)         10,979

 Cash at the beginning of the year........................................       71,756          89,200          18,040
                                                                            -----------     -----------     -----------

 Cash at the end of the year..............................................  $    89,200     $    18,040     $    29,019
                                                                            ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                          1998             1999             2000
                                                                    ---------------------------------------------------
                                                                                (IN THOUSANDS OF DOLLARS)
 PREFERRED STOCK:
    Balance at beginning of year....................................  $          38    $          38    $          38
       Conversions to common........................................              -                -                -
       Leveraged recapitalization equity security redemptions.......              -                -              (38)
                                                                      -------------    -------------    -------------
    Balance at end of year..........................................  $          38    $          38    $           -
                                                                      =============    =============    =============

 COMMON STOCK:
    Balance at beginning of year....................................  $          14    $          14    $          17
           Issuance of common stock.................................              -                3                -
           Stock option exercises...................................              -                -                1
           Preferred stock conversions..............................              -                -                -
           Classify management shares as redeemable equity..........              -                -               (1)
           Leveraged recapitalization equity security redemptions...              -                -              (14)
                                                                      -------------    -------------    -------------
    Balance at end of year..........................................  $          14    $          17    $           3
                                                                      =============    =============    =============

 TREASURY STOCK:
    Balance at beginning of year....................................  $      (8,412)   $      (8,887)   $      (9,058)
           Purchases of treasury stock..............................           (475)            (171)          (1,894)
           Cancel treasury shares...................................              -                -           10,952
                                                                      -------------    -------------    -------------
    Balance at end of year..........................................  $      (8,887)   $      (9,058)   $           -
                                                                      =============    =============    =============

 ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year....................................  $      51,501    $      51,540    $      61,122
           Issuance of common stock.................................             39            9,582          205,038
           Stock option exercises...................................              -                -            4,521
           Issuance of stock warrants...............................              -                -            6,600
           Stock issuance costs.....................................              -                -           (3,015)
           Classify management shares as redeemable equity..........              -                -             (526)
           Leveraged recapitalization equity security redemptions...              -                -          (57,900)
                                                                      -------------    -------------    -------------
    Balance at end of year..........................................  $      51,540    $      61,122    $     215,840
                                                                      =============    =============    =============

 RETAINED EARNINGS (ACCUMULATED DEFICIT):
    Balance at beginning of year....................................  $       1,554    $     (15,098)   $     (24,764)
           Net income/(loss)........................................         (8,082)              99          (37,714)
           Accretion of preferred stock dividends...................         (8,570)          (9,765)          (8,255)
           Leveraged recapitalization equity security redemptions...              -                -         (121,013)
                                                                      -------------    -------------    -------------
    Balance at end of year..........................................  $     (15,098)   $     (24,764)   $    (191,746)
                                                                      =============    =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2000, our geographically diverse nationwide network of full-service travel centers consisted of 157 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

          - sites owned or leased and operated by us, which we refer to as company-operated sites;

          - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

          - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, 20 different brands of fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owner sites and, as a franchisor, assist our franchisees in providing service to long-haul trucking fleets and their drivers, independent truck drivers and general motorists.

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

Principles of Consolidation

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P., which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. National Auto/Truckstops, Inc. was a wholly owned subsidiary of ours until November 14, 2000, at which time it was merged with and into TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

Revenue Recognition

         Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company-operated sites for retail fuel and nonfuel sales.

         Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our obligations under the related agreements. Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventories

         Inventories are stated at cost, which approximates market value, cost being determined principally on the weighted average cost method.

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


         Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations.

Deferred Financing Costs and Intangible Assets

         Deferred financing costs were incurred in conjunction with issuing long-term debt and are being amortized over the lives of the related debt instruments using the effective interest method (see Note 13). The intangible assets are being amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them or, for goodwill, 15 years (see Note 10).

Internal-Use Software Costs

         During the application development stage of an internal-use computer software project, we capitalize (i) the external direct costs of materials and services consumed in developing or obtaining the internal-use computer software,
(ii) to the extent of time spent directly on the project, payroll costs of employees directly associated with and who devote time to the project, and (iii) related interest costs incurred. Internal and external costs incurred in the preliminary project stage and post-implementation stage, such as for exploring alternative technologies, vendor selection and maintenance, are expensed as incurred, as are all training costs. The costs of significant upgrades and enhancements that result in additional functionality are accounted for in the same manner as similar costs for new software projects. The costs of all other upgrades and enhancements are expensed as incurred.

Impairment of Long-Lived Assets

         Impairment charges are recognized when the carrying values of long-lived assets to be held and used in the business exceed the estimated undiscounted future cash flows of those assets, and when the carrying values of long-lived assets to be disposed of exceed the estimated fair value less cost to sell for those assets. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the future benefit of the asset.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Classification of Costs and Expenses

         Cost of goods sold represents the costs of fuels and other products sold, including freight. Operating expenses principally represent costs incurred in operating our sites, consisting primarily of labor, maintenance, supplies, utilities and occupancy costs. Transition expenses represent the nonrecurring costs we incurred in integrating the BP network, the Unocal network, the Burns Bros. network and the Travel Ports network into a single network under one management, including severance and relocation expenses, costs to convert acquired sites, costs to dispose of leased sites, convert leased sites to company-operated sites and terminate franchise agreements, and related travel and training expenses. See Note 5 for a discussion of the Combination Plan under which the majority of these costs have been incurred. Merger and recapitalization expenses represent the nonrecurring costs incurred in completing a recapitalization and a merger with TCA Acquisition Corporation. These costs principally consist of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management. See Note 3 for a discussion of the recapitalization and merger transactions. Costs of advertising are expensed as incurred.

Environmental Remediation

         We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by Unocal and BP, at Unocal's and BP's sole expense (see Note 18).

Income Taxes

         Deferred income tax assets and liabilities are established to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, we consider all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

         We grant credit to our customers and may require letters of credit or other collateral.

Derivative Instruments

         On a limited basis, we engage in commodity risk management activities within the normal course of our business as an end-user of derivative instruments. These commodity-based instruments are used to manage exposure to price fluctuations related to the anticipated purchases of diesel fuel and gasoline. Changes in market value of derivative instruments are deferred and are subsequently recognized in income in the same period as the underlying transaction. Recorded deferred gains or losses are reflected within other current assets or other current liabilities. At December 31, 2000 there were no open derivative contracts.

         We use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate protection counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2000, we were involved in an interest rate protection agreement with a

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

notional principal amount of $80,000,000. Notional amounts do not quantify risk or represent assets or liabilities, but are used in the determination of cash settlements under the agreements. We are exposed to credit losses from counterparty nonperformance, but do not anticipate any losses from our agreement, which is with a major financial institution.

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

         Long-term debt: The fair value of our fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of our fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to us for financings with similar terms and maturities. The fair value of our variable-rate indebtedness approximates the carrying value of that indebtedness. (See Note 13.)

         Interest Rate Protection Agreements: The fair values of our interest rate protection agreements are based on bank-quoted market prices.

Reclassifications

         Certain reclassifications of prior years' data have been made to conform to the current year presentation.

3.       MERGER AND RECAPITALIZATION TRANSACTIONS

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as subsequently amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization and a refinancing that included the following.

          - TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and the Other Investors for proceeds of $205,000,000 and then merged with and into us.

          - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15,020,000 that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants for cash payments totaling $263,153,000.

          -    All shares of treasury stock were cancelled.

          - We repaid all amounts outstanding under our then existing debt agreements.

          - We borrowed $328,300,000 under a secured credit agreement with a group of lenders and issued units consisting of Senior Subordinated Notes due 2009 with a face amount of $190,000,000 and initial warrants and contingent warrants that in the aggregate could be exercised in exchange for 277,165 shares of our common stock.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          - We merged National Auto/Truckstops, Inc. with and into TA Operating Corporation and formed two new wholly owned subsidiaries of TA Operating Corporation to maintain our real property in certain states.

         Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3,752,000 upon the exercise of stock options held by existing shareholders, which shares remain outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration paid in our merger and recapitalization transactions, was $220,020,000. The transactions described above have been accounted for as a leveraged recapitalization (see Note 15). We have retained the historical cost basis of our assets and liabilities, due to the significance of the ownership interest in us that was retained by continuing stockholders. We incurred $22,004,000 of expenses charged against operations in connection with the merger and recapitalization transactions. We also recognized an extraordinary loss of $13,800,000 (which is net of $7,110,000 of applicable income tax benefits) as a result of the early extinguishment of indebtedness completed as part of these transactions.

4.       ACQUISITIONS

         All business acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in our consolidated financial statements from the respective dates of the acquisitions.

         Travel Ports acquisition. On June 3, 1999, we consummated the acquisition of the network assets of Travel Ports by acquiring 100% of the common stock of Travel Ports at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, we paid cash of approximately $27,760,000 for all of Travel Ports' outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of our common stock. In addition, we paid cash of approximately $31,007,000 to retire all of Travel Ports' indebtedness outstanding as of the merger date. Travel Ports operated a network of 16 travel centers in seven states, primarily in the northeastern United States and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, Travel Ports was merged into TA Operating Corporation.

         The total cost of the Travel Ports acquisition was $86,003,000. This was comprised of cash paid to purchase the Travel Ports stock and repay the Travel Ports debt of $58,767,000, the value of the 85,000 shares of our common stock issued in exchange for Travel Ports shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $11,679,000, was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The cash portion of the Travel Ports acquisition was initially funded with $30,000,000 of the restricted cash provided by the 1998 Refinancing (see Note 13), $25,000,000 of borrowings under our revolving credit facility and other available cash.

         Burns Bros. acquisition. On December 3, 1998, we consummated the acquisition of the network assets of Burns Bros., Inc. whereby we acquired from Burns Bros. the land, buildings, equipment and inventories at 17 of the 19 sites comprising the Travel Stops division of Burns, the equipment and inventories used in Burns Bros.' fuel wholesaling and transportation businesses and certain accounts receivable related to the acquired assets.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The total cost of the assets acquired was $60,728,000, comprised of the cash consideration paid to Burns Bros. of $56,240,000, liabilities assumed of $3,920,000 and direct costs of the acquisition of $568,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date. The Burns Bros. acquisition was funded with borrowings under our long-term bank term loan facility as part of the 1998 Refinancing. (See Note 13)

         Pro forma data. The following unaudited pro forma information presents our results of operations as if the acquisitions of the Burns Bros. network and the Travel Ports network had taken place on January 1, 1998.


                                                                        YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                          1998             1999
                                                                   -----------------------------------
                                                                    (IN THOUSANDS OF DOLLARS EXCEPT
                                                                           PER SHARE AMOUNTS)
Total revenue......................................................  $  1,205,835      $  1,511,083
Gross profit.......................................................  $    389,069      $    428,070
Income from operations.............................................  $     30,259      $     42,281
Net income (loss)..................................................  $    (2,152)      $      1,808
Loss per common share (basic and diluted)..........................  $    (17.76)      $    (10.67)

         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 1998, or that may result in the future.

5.       COMBINATION PLAN AND TRANSITION EXPENSE

         In January 1997, we adopted a plan (which we refer to as the "Combination Plan"), to combine the operations of the Unocal network and the BP network into one network under the TravelCenters of America brand. There were three primary elements to the Combination Plan: (1) integrating the management of the BP and Unocal networks, (2) converting the Unocal and BP network sites to one network, and (3) rationalizing and further developing our network. These expenses relate to, among other things, (i) employee separations, (ii) the costs to convert Unocal network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Unocal and BP networks, including relocation, travel, training, and legal expenses.

         We have also incurred transition expenses as a result of the Burns Bros. acquisition and the Travel Ports acquisition, primarily related to integrating the acquired sites into our network. As a result of implementing the combination plan and integrating the Burns Bros. network and Travel Ports network sites, for the years ended December 31, 1998, 1999 and 2000, we incurred approximately $3,648,000, $3,952,000 and $996,000, respectively, of expense, included in transition expense in our consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.       EARNINGS PER SHARE

         The computation of basic earnings per common share is based upon the weighted-average number of shares of common stock outstanding. A reconciliation of the income or loss and shares used in the computation follows:

                                                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                       -------------------------------- ----------------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)
         Basic EPS and Diluted EPS:
         Loss before extraordinary item................................  $     (4,177)
         Less: Preferred stock dividends..............................         (8,570)
                                                                         ------------

              Loss before extraordinary item available to common              (12,747)            604     $   (21.12)
              stockholders.............................................
         Extraordinary loss............................................        (3,905)            604          (6.47)
                                                                         ------------                     ----------
              Net loss available to common stockholders................  $    (16,652)            604     $   (27.59)
                                                                         ============                     ==========


                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                       -------------------------------- ----------------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

         Basic EPS and Diluted EPS:
         Net income....................................................  $         99
         Less: Preferred stock dividends..............................         (9,765)
                                                                         ------------

              Net loss available to common stockholders................  $     (9,666)            746     $   (12.96)
                                                                         ============                     ==========

                                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                       -------------------------------- ----------------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

         Basic EPS and Diluted EPS:
         Loss before extraordinary item................................  $    (23,914)
         Less: Preferred stock dividends..............................         (8,255)
                                                                         ------------

              Loss before extraordinary item available to common
              stockholders.............................................       (32,169)          1,870     $   (17.20)

         Extraordinary loss............................................       (13,800)          1,870          (7.38)
                                                                         ------------                     ----------
              Net loss available to common stockholders................  $    (45,969)          1,870     $   (24.58)
                                                                         ============                     ==========

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1998, 1999 and the period in 2000 prior to the exercise, cancellation or conversion to common stock of all of our stock options, warrants and convertible preferred stock as part of our merger and recapitalization in November 2000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.       INVENTORIES

         Inventories consist of the following:

                                                         DECEMBER 31,
                                                ------------------------------
                                                      1999           2000
                                                ------------------------------
                                                   (IN THOUSANDS OF DOLLARS)

  Nonfuel merchandise..........................    $   51,043     $   50,809
  Petroleum products...........................         8,000         10,963
                                                   ----------     ----------
       Total inventories.......................    $   59,043     $   61,772
                                                   ==========     ==========

8.       NOTES RECEIVABLE

         We have notes receivable agreements with certain customers to finance on a long-term basis past due accounts receivable owed by those customers and with other parties to finance all or a portion of the purchases of travel center sites we have sold. The notes have original terms ranging from six months to six years and principally accrue interest at a variable rate of the prime lending rate plus 1% to 2%.

         We also have notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 14). These notes accrue interest at fixed rates between 4.86% and 7.0%, compounded semi-annually. Accrued and unpaid interest together with unpaid principal, if not sooner paid, is due and payable on the earliest of:

          -    the date of cessation of employment of the employee;
          - the date the employee is no longer the owner of the related shares of common stock; or
          -    generally, 14 1/2 years from the date of the note.

        Notes receivable consists of the following:

                                                                                DECEMBER 31,
                                                                        ------------------------------
                                                                            1999            2000
                                                                        --------------  --------------
                                                                          (IN THOUSANDS OF DOLLARS)
  Principal amount of notes receivable outstanding.....................   $   5,169       $   2,276
  Less: amount due for stock purchases.................................         881             917
  Less: allowance for doubtful notes...................................         587             927
                                                                          ---------       ---------
                                                                              3,701             432
  Less: amounts due within one year, net of allowance..................       3,199             218
                                                                          ---------       ---------
  Notes receivable, net................................................   $     502       $     214
                                                                          =========       =========

         The amount due within one year is included within other current assets in our balance sheet. Beginning in 2000, the amount due for stock purchases is included as a reduction to the redeemable equity balance in our balance sheet (see Note 14).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             1999                2000
                                                                       ------------------ -------------------
                                                                             (IN THOUSANDS OF DOLLARS)
         Land .............................................................$    61,091        $    63,778
         Buildings and improvements....................................        316,392            340,671
         Machinery, equipment and furniture............................        192,423            215,258
         Construction in progress......................................         38,220             51,039
                                                                           -----------        -----------
              Total cost...............................................        608,126            670,746
         Less: accumulated depreciation................................        154,033            205,113
                                                                           -----------        -----------
              Property and equipment, net..............................    $   454,093        $   465,633
                                                                           ===========        ===========

         At December 31, 2000, we were holding for sale two sites that had been closed during 2000. The total carrying value of the two sites held for sale at December 31, 2000 was $1,470,000. As of December 31, 2000, the estimated net sales proceeds of the two sites held for sale exceed the respective carrying values. During 2000, expenses incurred at these two sites generated a loss from operations of $142,000.

         During the first quarter of 1998, the estimated useful lives of certain machinery, equipment and furniture were revised downward from 10 years to five years in order to conform estimated useful lives for similar assets among our subsidiaries. The effect of this change in estimate resulted in reductions in income before extraordinary items, net income and earnings per share of $9,486,000, $5,668,000 and $9.08, respectively. This change resulted in these assets becoming fully depreciated at March 31, 1998.

10.      INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      1999               2000
                                                                                ------------------ ------------------
                                                                                     (IN THOUSANDS OF DOLLARS)
         Noncompetition agreements..........................................      $     26,200       $     26,200
         Leasehold interest ................................................             1,724              1,724
         Trademarks.........................................................             2,713              2,713
         Goodwill...........................................................            28,310             31,340
         Other..............................................................               725                843
                                                                                  ------------       ------------
              Total cost....................................................            59,672             62,820
         Less: accumulated amortization....................................             30,880             35,741
                                                                                  ------------       ------------
              Intangible assets, net........................................      $     28,792       $     27,079
                                                                                  ============       ============

         As part of acquisitions of the Unocal and BP networks, we entered into noncompetition agreements with Unocal and BP pursuant to which Unocal and BP each agreed to refrain from re-entering the truckstop business for periods of ten and seven years, respectively, from the acquisition dates. The intangible assets related to these noncompetition agreements represent the present values of the estimated cash flows we would lose due to competition resulting from re-entry of Unocal or BP into the travel center market were they not constrained from doing so. The Unocal noncompetition agreement is being amortized over its ten year life and the BP noncompetition was amortized over its seven year life.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Leasehold interest represents the value, obtained through the BP acquisition, of favorable lease provisions at one location, the lease for which extended 11 1/2 years from the date of the BP acquisition. The leasehold interest is being amortized over the 11-1/2 year period. Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols from BP and Travel Ports. The trademarks are being amortized over their estimated economic life of 15 years.

         Goodwill results from our business acquisitions, including the Travel Ports acquisition in 1999 and the acquisitions of the businesses and operating assets related to leased sites, and represents the excess of amounts paid to the related sellers over the fair values of the tangible assets acquired. For the years ended December 31, 1998, 1999 and 2000, we recorded goodwill of $9,283,000, $11,679,000, and $3,030,000, respectively. Goodwill is amortized on a straight-line basis over 15 years.

11.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                                                              DECEMBER 31,
                                                                  --------------------------------------
                                                                         1999               2000
                                                                  ------------------- ------------------
                                                                        (IN THOUSANDS OF DOLLARS)
         Taxes payable, other than income taxes...................   $    18,265         $    15,495
         Accrued wages and benefits...............................        15,197              15,842
         Interest payable.........................................         5,096               8,731
         Other accrued liabilities................................        28,185              31,203
                                                                     -----------         -----------

         Total other accrued liabilities..........................   $    66,743         $    71,274
                                                                     ===========         ===========

12.      REVOLVING LOAN

         We have available a revolving loan facility of $100,000,000, which replaced a previous revolving loan facility of $40,000,000 on November 14, 2000 (see Note 13). The interest rate for borrowings under this revolving loan facility is based on either a prime rate-based alternate base rate plus 1.75% or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75%. Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 1999 and 2000, there were outstanding borrowings under our revolving credit facilities of $15,000,000 and $40,300,000, respectively. There were $1,569,000 of available borrowings reserved for letters of credit at December 31, 2000. The revolving loan facility matures in November 2006.

13.      LONG-TERM DEBT

         In December 1998 we completed a refinancing, which we refer to as the "1998 Refinancing," in which we increased our secured bank term loan by $150,000,000. Of the total amount borrowed, $50,000,000 was utilized to retire existing senior secured notes and $42,000,000 was specified to prefund planned capital expenditures and business acquisitions and was required to be placed in a cash collateral account until used for such expenditures. The remaining $58,000,000 was used to fund the Burns Bros. acquisition and pay fees and expenses of the transactions. Provisions of the debt agreements required us to use $30,000,000 of the cash collateral account balance for a business acquisition, or to use the $30,000,000 to repay indebtedness in the event that an acquisition was not completed by December 31, 1999. We utilized the $30,000,000 to partially fund the Travel Ports acquisition (see Note 4).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         In November 2000, in connection with our recapitalization and merger transactions (see Note 3), we completed a refinancing, which we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190,000,000 of senior subordinated notes due 2009 and borrowed $328,300,000 under our amended and restated senior credit facility that consists of a fully-drawn $328,000,000 term loan facility and a $100,000,000 revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were utilized to:

          - pay for the tender offer and consent solicitation for our 101/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

          - repay all amounts, including accrued interest, outstanding under our existing amended and restated credit agreement;

          - redeem in full all of our senior secured notes and pay related accrued interest and prepayment penalties,

          - make cash payments to certain of our equity owners, whose shares and unexercised stock options and warrants were redeemed and cancelled pursuant to the recapitalization agreement and plan of merge; and

          - pay fees and expenses related to the financings and the merger and recapitalization transactions.

          Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                  ---------------------------
                                                        INTEREST     MATURITY         1999           2000
                                                      ------------  ------------  --------------  -----------
                                                                                  (IN THOUSANDS OF DOLLARS)
Senior Credit Facility - Term Loan (a)...............     (b)          2008         $        -    $   328,000
Senior Credit Facility - Revolver (a)................     (c)          2006                  -         40,300
Term Loan (d)........................................     (e)          2005            227,442              -
Revolving Credit Facility (d)........................     (f)          2004             15,000              -
Series I Senior Secured Notes (g)....................     8.94%        2002             35,500              -
Senior Subordinated Notes due 2009 (h)...............    12.75%        2009                  -        190,000
Senior Subordinated Notes due 2007 (i)...............    10.25%        2007            125,000              -
Note payable (j).....................................     5.00%        2018              4,771          4,577
                                                                                    ----------    -----------

     Total...........................................                                  407,713        562,877
Less: amounts due within one year....................                                    1,601            123
Less: unamortized discount...........................                                    1,743         15,147
                                                                                    ----------    -----------

     Long-term debt (net of unamortized discount)....                               $  404,369    $   547,607
                                                                                    ==========    ===========


------------------
(a) On November 14, 2000, in connection with the 2000 Refinancing, we entered into a $428,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as our Senior Credit Facility. The Senior Credit Facility consists of a $328,000,000 term loan facility, which was fully drawn at closing, and a $100,000,000 revolving credit facility (see Note 12).

(b) Interest accrues at variable rates based on either adjusted LIBOR plus 3.25% or, at our election, a prime rate-based alternate base rate plus 2.25%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. The interest rate was set on November 17, 2000 at 10.03% for a three-month period.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c) Interest accrues at variable rates based on either adjusted LIBOR plus 2.75% or, at our election, a prime rate-based alternate base rate plus 1.75%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2000 we had $10,300,000 of LIBOR borrowings at 9.44% until February 16, 2001 and $30,000,000 of alternate base rate borrowings at 11.25%.

(d) On March 21, 1997, we entered into a Credit Agreement with a group of lenders. On November 24, 1998, in connection with the 1998 Refinancing, we amended our Credit Agreement. The Credit Agreement consisted of two components: term loans of a maximum $230,000,000 (increased from $80,000,000 in the 1998 Refinancing), and revolving loans (see Note 12) not to exceed $40,000,000 (including any letters of credit issued). This indebtedness was repaid in full as part of the 2000 Refinancing.

(e) Interest accrued at variable rates based on either a prime rate-based alternate base rate or an adjusted LIBOR. The rate at which interest accrued was calculated as either the ABR rate plus 2.75% or the LIBOR rate plus 3.75%.

(f) Interest accrued at variable rates based on either a prime rate-based alternate base rate or an adjusted LIBOR. The rate at which interest accrued was calculated as either the ABR rate plus 1.75% or the LIBOR rate plus 2.75%.

(g) On March 21, 1997, we issued $35,500,000 of Series I Senior Secured Notes. This indebtedness was repaid in full as part of the 2000 Refinancing.

(h) On November 14, 2000, in connection with the 2000 Refinancing, we issued Senior Subordinated Notes with an aggregate face amount of $190,000,000. These notes were issued at a discount of 3.704% and each $1,000 note was accompanied by detachable warrants (see Note 15). The warrants had an aggregate fair value at issuance of $6,600,000. The original issue discount and the fair value of the warrants were initially recognized as unamortized debt discount in our balance sheet and are being amortized using the effective interest method. Interest payments on these notes are due semiannually on May 1 and November 1. Optional prepayments are allowed under certain circumstances, any such payments reducing the required payment of $190,000,000 due on May 1, 2009.

(i) On March 27, 1997, we issued $125,000,000 of Senior Subordinated Notes. This indebtedness was repaid in full as part of the 2000 Refinancing.

(j) On September 1, 1998, in connection with the purchase of the operating assets of a leased site, we issued a note payable to the former operator of the site for $4,919,000. The note bears interest at 5% and requires quarterly payments of principal and interest of $98,000 thru October 1, 2018. The note was recorded net of a discount of $1,875,000. This note is secured by a mortgage interest in the related travel center.

         Debt Extinguishments and Issuance Costs. As part of the 1998 Refinancing, we retired our Series II Senior Secured Notes and substantially modified the Credit Agreement, resulting in the early extinguishment of the outstanding balances of both the Series II Senior Secured Notes and the term loan portion of the Credit Agreement. Accordingly, the deferred financing costs related to these borrowings were written off as an extraordinary loss, net of the applicable income tax benefits, of $3,905,000. Approximately $4,360,000 of deferred financing costs related to the Credit Agreement modification were incurred as part of the 1998 Refinancing.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         As part of the 2000 Refinancing, we retired all of our outstanding indebtedness under the Amended and Restated Credit Agreement, all of our Series I Senior Secured Notes and all of our outstanding Senior Subordinated Notes due 2007, resulting in the early extinguishment of $423,557,000 of debt. As a result, in 2000 we recognized an extraordinary loss, net of the applicable income tax benefits of $7,110,000, of $13,800,000. This extraordinary loss consisted of (a) the write off of $7,632,000 of unamortized deferred financing costs incurred when issuing the extinguished indebtedness, (b) $11,629,000 of tender offer and consent solicitation premium and related fees related to redeeming the Senior Subordinated Notes due 2007, (c) $750,000 of prepayment penalties related to redeeming the Series I Senior Secured Notes, and (d) $899,000 to exit an interest rate swap agreement related to the extinguished debt. We capitalized as deferred financing costs $32,932,000 of costs associated with issuing the Senior Credit Facility and the Senior Subordinated Notes due 2009.


         Pledged Assets. The borrowings under the Senior Credit Facility are secured by mortgages on substantially all of our property and equipment, liens on all of our accounts receivable and inventories and security agreements related to our cash balances and significant operating contracts.

         Change of Control. In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

         Debt Covenants. Under the terms of the Senior Credit Facility, we are required to maintain certain affirmative and negative covenants, including minimum interest coverage, maximum leverage ratio and maximum amounts of capital expenditures. We were in compliance with the covenants throughout 2000 and at December 31, 2000.

         Under the terms of the Indenture for the Senior Subordinated Notes due 2009, we are required to maintain certain affirmative and negative covenants that, among other things, provide for a minimum coverage ratio. We were in compliance with the covenants throughout 2000 and at December 31, 2000.

         Future Payments. Scheduled payments of long-term debt in the next five years are $123,000 in 2001; $3,451,000 in 2002; $3,460,000 in 2003; $3,469,000
in 2004 and $3,478,000 in 2005.

         Fair Value. Based on the borrowing rates currently available to us for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes due 2009, the fair value of long-term debt at December 31, 2000 approximated the recorded value. Based on bank-quoted market prices, the fair value of the interest rate swap agreement we have in place as of December 31, 2000 was a liability of $519,000. This derivative instrument has no carrying value.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.           REDEEMABLE EQUITY

         Redeemable equity represents our equity securities that contain repurchase features that are outside our control and consist of the following:

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                        1999            2000
                                                                   --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
Mandatorily redeemable senior convertible participating preferred stock:
     Series I-3,000,000 shares authorized, $0.01 par value;
          2,680,656 shares outstanding at December 31, 1999,
          shown at redemption value................................   $   59,129      $        -
     Series II-1,000,000 shares authorized, $0.01 par value;
          934,344 shares outstanding at December 31, 1999, shown
          at redemption value......................................       20,610               -
                                                                      ----------      ----------
                                                                          79,739               -
Redeemable common stock............................................            -             527
                                                                      ----------      ----------
       Total redeemable equity.....................................   $   79,739      $      527
                                                                      ==========      ==========

         All shares of the mandatorily redeemable senior convertible participating preferred stock were redeemed at a price per share of $31.75 on November 14, 2000 as part of our merger and recapitalization transactions (see
Note 3).

         At December 31, 2000 there were 173,064 shares of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 1999 and 2000, the aggregate principal amount of such notes due us from the management employees was $881,000 and $917,000, respectively (see Note 8), and is reflected as a reduction to the redeemable common stock balance.

         Under the terms of the management subscription agreements and other agreements governing the management shares, the management employees have rights to require us to repurchase the management shares at market value upon the employee's termination of employment due to death, disability or scheduled retirement. Repurchase will generally be for cash at the fair market value on the date of termination if termination is due to death or disability or scheduled retirement at or after age 62, or for cash in installments over a period of years at fair market value each year if termination is due to scheduled retirement prior to age 62. If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board's good faith determination that repurchases would not cause undue financial strain on us. The Senior Credit Facility and the Senior Subordinated Notes limit our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

probable, the fair value of the shares will be accreted by a charge to retained earnings as redeemable common stock. Such a charge to retained earnings will occur only if our value, and therefore the fair value of our common stock, has increased.

15.      NONREDEEMABLE STOCKHOLDERS' EQUITY

         Nonredeemable stockholders' equity consists of the following:

                                                                                       DECEMBER 31,
                                                                           --------------------------------------
                                                                                 1999                2000
                                                                           ------------------ -------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
        Convertible Preferred Stock:
             Series I-3,000,000 shares authorized, $0.01 par value;
                 2,594,876 shares outstanding at December 31, 1999.........   $        26        $         -
             Series II-1,500,000 shares authorized, $0.01 par value;                   12
                 1,237,374 shares outstanding at December 31, 1999.........                                -
        Common Stock - 20,000,000 shares authorized, $0.01 and $0.0001 par value at December 31, 1999 and 2000, respectively;
             881,059 and 6,929,762 shares outstanding at December 31, 1999
             and 2000, respectively........................................            17                  3
        Additional paid-in capital.........................................        61,122            215,840
        Treasury stock-at cost; 827,700 shares at  December 31, 1999.......        (9,058)                 -
                                                                              -----------        -----------

                   Total...................................................   $    52,119        $   215,843
                                                                              ===========        ===========

MERGER AND RECAPITALIZATION

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as subsequently amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates, under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization that included the following.

          - TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and other institutional investors for proceeds of $205,000,000 and then merged with and into us. We incurred $3,015,000 of fees and expenses related to the issuance of these shares of common stock. These stock issuance costs were charged against additional paid-in capital.

          - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15,020,000 that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants for cash payments totaling $263,153,000.

          -    All shares of treasury stock were cancelled.

         After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration that was paid in our merger and recapitalization transactions, was $220,020,000. The transactions

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

described above, which resulted in a change of control over us, have been accounted for as a leveraged recapitalization, as opposed to a purchase business combination, since the change of control was effected through issuance of new shares to our new control group in conjunction with a redemption of most of our then outstanding equity securities. We followed leveraged recapitalization accounting because of the significance of the ownership interest in us that was retained by continuing stockholders. In accounting for our leveraged recapitalization, we retained the historical cost bases of our assets and liabilities and consequently recorded charges totaling $178,965,000 to our equity accounts upon the redemption of equity securities. This accounting treatment contrasts with that followed in a purchase business combination, in which a company reflects the new basis in its assets and liabilities of its new control group by increasing or decreasing its historical balances based on the estimated fair values at that time and avoids the charge to equity that accompanies the redemption of equity securities.

OTHER COMMON STOCK ISSUANCES

         During the years ended December 31, 1998, 1999 and 2000 we issued 3,864, 6,182 and 39,893, respectively, shares of common stock to certain members of management for cash and, in certain cases, notes receivable (see Note 17) aggregating $77,000, $154,000 and $495,000, respectively.

         In June 1999, we issued 85,000 shares of common stock valued at $2,808,000 in exchange for common shares of Travel Ports as part of the Travel Ports acquisition (see Note 4). In July 1999, we issued 200,000 shares of common stock to Freightliner for cash consideration of $6,660,000 and also issued to Freightliner an option to purchase an additional 100,000 shares at the same price per share. In November 2000, Freightliner exercised this option for cash consideration of $3,330,000.

CONVERTIBLE PREFERRED STOCK

         All shares of our convertible preferred stock were either redeemed or converted to shares of common stock on November 14, 2000 as part of our merger and recapitalization transactions (see Note 3). There were 3,088 shares of convertible preferred stock held by certain members of management that were converted to common stock and remain outstanding. The remaining 3,829,162 shares of convertible preferred stock were redeemed at a price per share of $31.75.

PREFERRED STOCK

         The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and dividend rates, conversion rights, terms of redemption, and liquidation preferences and the number of shares constituting each class or series. Our authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.00001.

COMMON STOCK

         Voting Rights. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of our stockholders.

         Dividends. Holders of common stock are entitled to receive dividends if, as and when declared by our board of directors out of funds legally available. Our debt agreements limit the amount of dividends we are able to pay.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Liquidation Rights and Other Rights. Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share pro rata in the distribution of all of our assets remaining after satisfaction of all of our liabilities and the payment of the liquidation preference of any outstanding preferred stock. The holders of our common stock do not have any conversion, redemption or preemptive rights.

         Repurchase Rights. Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet (see Note 14).

         Treasury Shares. From time to time we have acquired shares of our common stock from former stockholders. For the years ended December 31, 1998 and 1999, we purchased 37,500 and 10,000 treasury shares, respectively. These shares were recorded at their acquisition costs of $475,000 and $170,000 for the years ended December 31, 1998 and 1999, respectively. During 2000, prior to our recapitalization, we acquired 65,833 shares of treasury stock at an acquisition cost of $1,894,000. As part of our recapitalization, we acquired an additional 7,929,305 shares of treasury stock at an acquisition cost of $251,755,000. We then cancelled all of the treasury shares we owned, such that there are no shares of treasury stock at December 31, 2000.

REGISTRATION RIGHTS

         Under a stockholders' agreement to which all of our stockholders are party, certain of our stockholders have the right, under certain circumstances, to require us to register under the Securities Act of 1933 shares of our common stock held by them and allow them to include shares of common stock held by them in a registration under the Securities Act commenced by us.

COMMON STOCK WARRANTS

         1993 Warrants. In April 1993 we issued 128,206 common stock warrants, each exercisable for one share of common stock for an exercise price of $0.01 per share. These warrants were cancelled for a net cash payment of $31.74 per warrant as part of our merger and recapitalization transactions.

         2000 Warrants. In connection with the issuance of our Senior Subordinated Notes due 2009 as part of our merger and recapitalization transactions, we issued warrants exercisable for shares of our common stock. The warrants were issued under a warrant agreement between us and State Street Bank and Trust Company as warrant agent. We originally issued initial warrants in connection with a private placement of 190,000 units, each unit consisting of one Senior Subordinated Note due 2009, three initial warrants and one contingent warrant. Each warrant, whether initial or contingent, entitles its holder to purchase 0.36469 shares of our common stock at an exercise price of $0.001 per share, subject to anti-dilution adjustments under some circumstances. We have no warrants outstanding other than the 570,000 initial warrants and the 190,000 contingent warrants.

         Initial Warrants. The initial warrants, when exercised, will entitle the holders to purchase 207,874 shares of our common stock at an exercise price of $0.001 per share.

         Contingent Warrants. The contingent warrants will, if released from escrow, entitle the holders to purchase 69,291 shares of common stock at an exercise price of $0.001 per share. The contingent warrants will be held in escrow under an escrow agreement between us and State Street Bank and Trust Company, as escrow agent and, subject to some conditions, will be released from escrow and distributed to holders of the initial warrants on March 31, 2003, the contingent warrant release date. The contingent warrants will be released from escrow and delivered to us for cancellation only if, as of December 31, 2002:

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          - the Consolidated Leverage Ratio, as defined in the indenture governing the notes, is equal to or less than 4.5 to 1.0 and our chief financial officer delivers a certificate to that effect to the escrow agent prior to the contingent warrant release date, or

          -    all of the notes have been repaid, redeemed or repurchased by us.

If the contingent warrants are required to be released to the holders of the initial warrants on the contingent warrant release date, the contingent warrants will be distributed pro rata to all the registered holders of initial warrants determined as of the contingent warrant release date. To the extent an initial warrant is exercised prior to the contingent warrant release date, the last registered holder of the initial warrant will be treated as the registered holder of the initial warrant as of the contingent warrant release date for purposes of participating in the distribution of contingent warrants.

         Exercise of Warrants. The initial warrants may be exercised at any time on or after November 14, 2001, and the contingent warrants may be exercised at any time after the contingent warrant release date. However, holders of warrants will be able to exercise their warrants only if the shelf registration statement is effective or the exercise of the warrants is exempt from the requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdiction in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

         At our option, fractional shares of common stock may not be issued upon exercise of the warrants. If any fraction of a share of common stock would, except for the foregoing provision, be issuable upon the exercise of any warrants, we will pay an amount in cash equal to the current market value per share of common stock, as determined on the day immediately preceding the date the warrant is presented for exercise, multiplied by the fraction, computed to the nearest whole cent.

         The exercise price and the number of shares of common stock issuable upon exercise of a warrant are both subject to adjustment in certain cases.

         No Rights as Stockholders. The holders of unexercised warrants are not entitled, as such, to receive dividends, to vote, to consent, to exercise any preemptive rights or to receive notice as our stockholders of any stockholders meeting for the election of our directors or any other purpose, or to exercise any other rights whatsoever as our stockholders.

STOCK AWARD AND OPTION PLANS

         As part of our merger and recapitalization transactions in November 2000, all of the outstanding options to purchase shares of our common stock were required to be either exercised or cancelled. These options had been granted to certain members of management and nonemployee directors under the 1997 Stock Incentive Plan and the 1993 Stock Incentive Plan, each of which is described further below. As of December 31, 2000 a new stock incentive plan had been adopted by our board of directors but no options had been granted.

         2001 Stock Plan. We intend to grant certain of our executives non-qualified stock options to purchase 944,881 shares of our common stock under a stock incentive plan our board of directors adopted in November 2000 and which we expect to submit for stockholder approval in early 2001. We expect to grant the options after we obtain stockholder approval. All of the options will have a term of 10 years from the date of grant, although the options will be terminated earlier if certain customary events occur. For example, if an executive's employment is terminated by us without cause or by the executive for good reason or due to death, disability or scheduled retirement, all vested options will expire 60 days following termination of employment. Under certain

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

circumstances, the executive will be allowed to hold a limited portion of his unvested options for a longer period of time following termination of employment for further vesting. Time options become exercisable over the passage of time, while performance options become exercisable if certain earnings targets are achieved. Time options generally vest 20% per year over a period of five years. Performance options vest if Oak Hill achieves specified internal rates of return on specified measurement dates. In general, the number of performance options that will vest is based upon Oak Hill achieving an internal rate of return between 22.5% and 30.0% on a measurement date. A measurement date is generally defined as the earliest of (1) five years from the closing of the merger and recapitalization transactions (November 14, 2000), (2) specified dates following an initial public offering of our stock, depending on the date the initial public offering occurs, or (3) the date that at least 30% of our shares owned by Oak Hill are distributed to its limited partners or sold, except that a subsequent measurement date may occur if less than 100% of our shares owned by Oak Hill are so sold or distributed. Vesting is partially accelerated for time options following termination of employment due to death, disability or scheduled retirement. If a change of control occurs, the vesting of time options will fully accelerate. Option holders will have rights to require us to repurchase shares obtained upon the exercise of vested options upon a termination of employment due to disability, death or, subject to a six-month holding period, scheduled retirement, and, in certain limited cases, upon a change of control. In connection with our initial grant of options under this plan, we intend to establish and grant a discretionary pool of options that will be allocated periodically, first to new members of management who become option holders after the date of the initial grant, and then to other members on a pro rata basis. The total number of shares underlying the initial grant of options will not increase as a result. The performance options are subject to variable plan accounting and, accordingly, a non-cash charge to earnings will be required when it becomes probable that the performance triggers for such options will be achieved. It is not possible to determine at this time, nor may it be possible until close to the end of the five-year performance period, whether it will be probable that we will achieve the performance triggers. It is not possible to predict whether any such required non-cash charge will be material to our results for the period in which the charge is recognized, as we expect that the performance triggers can only be attained as a result of a significant increase in our results of operations. The options granted to future participants in the option plan under the discretionary pool also may be subject to variable plan accounting.

         1997 Stock Plan. During 1997, the board of directors approved the adoption of the 1997 Stock Incentive Plan, which we refer to as the "1997 Stock Plan". The principal terms and conditions of the 1997 Stock Plan were as follows: a maximum of 750,000 shares of our common stock (subject to adjustment) could be issued pursuant to options and stock appreciation rights granted to our officers, non-employee directors and key employees designated by the compensation committee; the option exercise price for each option granted was the stated market value of the stock on the respective grant date, such stated market value determined annually based on a formula, specified in the 1997 Stock Plan, that was based on our consolidated operating results and indebtedness; the options vested on the December 31 of the year of grant upon the attainment of performance targets (outstanding options and options with respect to shares reserved for future awards vested upon a "change of control" or "initial public offering" of us (as such terms are defined in the 1997 Stock Plan)), and remain exercisable for limited periods following termination of employment; shares of common stock acquired upon exercise of options were subject to call and put options upon termination of employment; if a change of control occurred within six months after termination of the employment of a former employee for "good reason," death, "disability" or termination other than for "cause" (as defined), an adjustment was to be made to the amount paid upon exercise of any call options or put options (but, in the case of put options, only to the extent the proceeds received by the former employee upon exercise of the put option were used to repay indebtedness to us) so that the former employee was able to receive any amounts in excess of the call or put price payable in the change of control transaction. The 1997 Stock Plan was amended during 2000 to increase to 900,000 the maximum number of shares of our common stock that could be issued pursuant to options and stock appreciation rights awarded under the plan. All options granted under the 1997 Plan were either exercised or cancelled as part of our merger and recapitalization transactions in November 2000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         1993 Stock Plan. The 1993 Stock Incentive Plan, which we refer to as the "1993 Stock Plan" was approved by the board of directors and was effective as of December 10, 1993. The 1993 Stock Plan provided for the granting of stock options and other stock-based awards to our employees and directors. Stock awards granted under the 1993 Stock Plan could be in the form of (i) stock options, (ii) stock appreciation rights related to an option and (iii) stock appreciated right unrelated to an option. Stock options granted under the 1993 Stock Plan allow the purchase of common stock (formerly Class B Common Stock) at prices generally not less than fair market value at the time of the grant as determined by the compensation committee of the board of directors. The total number of shares of common stock with respect to which awards could be granted was 572,000. Common stock obtained as a result of the exercise of the options is subject to call and put rights at formula prices upon termination of employment. The formula prices are based on our consolidated operating results and indebtedness. A portion of the options vested at the end of each year in the five year period ending December 31, 1997, based on attainment of certain specified financial objectives at the end of each year, but no more quickly than ratably from the date of grant through December 31, 1996. Vested options must be exercised within 10 years of the date of grant. All unvested options under the 1993 Plan at December 31, 1996 were cancelled upon the adoption of the 1997 Stock Plan. All vested options under the 1993 Plan were either exercised or cancelled as part of our merger and recapitalization transactions in November 2000.

         Stock Option Status Summary. The following table reflects the status and activity of options under our stock plans:

                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                        1998                  1999                  2000
                                                   ----------------      ----------------      ----------------
Options outstanding, beginning of year.........            376,779               538,529               777,280
Granted........................................            161,750               238,751               325,000
Exercised......................................                  -                     -              (37,572)
Canceled.......................................                  -                     -           (1,064,708)
                                                     -------------         -------------         ------------

Options outstanding, end of year...............            538,529               777,280                     -
                                                     =============         =============         =============
Options exercisable, end of year...............            538,529               777,280                     -
Options available for grant, end of year.......            426,500               187,749                     -

         The weighted-average exercise price was $25.00 and $33.30 for those options granted during 1999 and 2000, respectively, and $21.35 for all outstanding options as of December 31, 1999, respectively.

         The fair values at December 31, 1998 and 1999 used to determine compensation expense related to options granted under our stock plans were based on the formula specified in the 1997 Stock Plan applied by the compensation committee of the board of directors and were $25.00 and $33.30, respectively. Based on these prices and the number of vested options in each year, compensation expense recognized in relation to these options for the years ended December 31, 1998 and 1999 were $2,438,000 and $4,966,000, respectively. For the year ended December 31, 2000, the compensation recognized in relation to these options was based on the $31.75 fair market value per share reflected in the merger and recapitalization transactions and represented a benefit of $1,362,000 as a result of the decreased fair market value per share from 1999.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.      INCOME TAXES

         The (benefit) provision for income taxes is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          1998            1999            2000
                                                     --------------- --------------- ---------------
                                                               (IN THOUSANDS OF DOLLARS)
Current:
   Federal...........................................  $    4,089      $    3,335      $    2,418
   State.............................................       1,501             898             775
                                                       ----------      ----------      ----------
                                                            5,590           4,233           3,193
                                                       ----------      ----------      ----------
Deferred:
   Federal...........................................      (6,565)         (3,047)         (8,285)
   State.............................................      (1,126)           (104)          1,004
                                                       ----------      ----------      ----------
                                                           (7,691)         (3,151)         (7,281)
                                                       ----------      ----------      ----------

        Total........................................  $   (2,101)     $    1,082      $   (4,088)
                                                       ==========      ==========      ==========

         The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                          1998            1999           2000
                                                     --------------- ------------------------------
                                                               (IN THOUSANDS OF DOLLARS)
U.S. federal statutory rate applied to income before   $  (2,198)      $     413      $  (9,801)
   taxes and extraordinary items.....................
State income taxes, net of federal income tax benefit        243             518          1,508
Non-deductible meals and entertainment...............        129             336            132
Non-deductible amortization..........................          -             140            240
Non-deductible merger and recapitalization expenses..          -               -          3,745
Benefit of tax credits...............................       (320)           (377)          (423)
Other - net..........................................         45              52            511
                                                       ---------       ---------      ---------

        Total........................................  $  (2,101)      $   1,082      $  (4,088)
                                                       =========       =========      =========


         For 1998, income tax benefits of $2,012,000 allocated to the extraordinary loss of $5,917,000 differ from the amount calculated at the federal statutory rate of 35% by $59,000. This difference is due to graduated tax rates. For 2000, income tax benefits of $7,110,000 allocated to the extraordinary loss of $20,910,000 differ from the amount calculated at the federal statutory rate of 35% by $209,000. This difference is due to graduated tax rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Deferred income tax assets and liabilities resulted from the following:

                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                        1999            2000
                                                                   --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
   Accounts receivable.............................................  $    1,459      $    2,191
   Inventory.......................................................         566             498
   Intangible assets...............................................      11,421          10,896
   Deferred revenues...............................................       1,806           1,649
   Minimum tax credit..............................................       7,494           5,304
   Net operating loss carryforward (expires 2020)..................           -          13,909
   General business credits (expiring 2009-2012)...................       2,140           2,909
   Other accrued liabilities.......................................       8,297           6,411
                                                                     ----------      ----------

        Total deferred tax assets..................................      33,183          43,767
                                                                     ----------      ----------
Deferred tax liabilities:
   Property and equipment..........................................     (28,410)        (31,713)
                                                                     ----------      ----------

        Total deferred tax liabilities.............................     (28,410)        (31,713)
                                                                     ----------      ----------

        Net deferred tax assets....................................  $    4,773      $   12,054
                                                                     ==========      ==========

         At December 31, 2000, we have available to us a net operating loss carryforward of approximately $40,909,000 that will expire in 2020. Internal Revenue Code Section 382 restricts our ability to utilize the net operating loss in the future because of the change of control we experienced as a result of our merger and recapitalization transaction in November 2000. The amount of net operating loss we can utilize will be limited to approximately $12,000,000 per year.

         Our tax returns for 1997 through 2000 are subject to examination by the Internal Revenue Service and state tax authorities. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.      RELATED PARTY TRANSACTIONS

         We lease one of our travel centers from a realty company owned by two individuals, one of whom was a stockholder and director of ours during portions of 1999 and 2000. This lease relationship commenced during 1999 and total rent expenses related to this lease for the years ended December 31, 1999 and 2000 were $263,000 and $450,000, respectively.

         During 1998, 1999 and 2000 certain of our former shareholders were paid fees aggregating $400,000, $250,000 and $1,250,000, respectively as consideration for their financial advisory services provided in completing the Burns Bros. acquisition, the 1998 Refinancing, the Travel Ports acquisition and the merger and recapitalization transactions. In addition, during 2000, Oak Hill, certain of Oak Hill's affiliates and our other institutional investors were paid fees aggregating $8,911,000 as consideration for their financial advisory services and other services provided as part of the merger and recapitalization transactions, including the related debt and equity financing transactions.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         During 2000, we made purchases of diesel fuel in the amount of $204,451,000 from an affiliate and made sales of diesel fuel in the amount of $12,281,000 to this affiliate. Such purchases and sales are believed to be made on the same basis as any other unrelated party. We also lease a travel center from this affiliate. Rent expense related to this site for the year ended December 31, 2000 was $335,000.

         Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 15 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,062,000 and $1,200,000 at December 31, 1999 and 2000, respectively.

18.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 2000, were as follows:

YEAR ENDING
DECEMBER 31,                                       MINIMUM LEASE PAYMENTS
                                                  -------------------------
                                                  (IN THOUSANDS OF DOLLARS)

2001.............................................      $      18,306
2002.............................................             17,480
2003.............................................             15,459
2004.............................................             14,647
2005.............................................             14,003
Thereafter.......................................             87,185
                                                       -------------
                                                       $     167,080
                                                       =============

ENVIRONMENTAL MATTERS

         Our operations and properties are extensively regulated through environmental laws and regulations ("Environmental Laws") that (1) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances ("Hazardous Substances") or (2) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances.

         We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $6,721,000, $2,635,000 and $3,363,000 in 1998, 1999 and 2000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, instances of noncompliance, or compliance costs incurred in connection therewith, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these matters, based on our current knowledge, we do not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to our results of operation or financial condition. While the aforementioned matters are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or additional Network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2000, we had a reserve for these matters of $5,894,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion the potential liability, beyond that considered in the reserve, for all proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

         In connection with the acquisitions of the Unocal network, Phase I environmental assessments were conducted of the 97 Unocal network properties purchased by us. Pursuant to an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of the agreement with Unocal, Unocal is responsible for all costs incurred for (a) remediation of environmental contamination, and (b) otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of the agreement with Unocal, Unocal must also indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot assure you that, if additional environmental claims or liabilities were to arise under the agreement with Unocal, Unocal would not dispute our claims for indemnification.

         Prior to the acquisition of the BP network, all of the 38 company-owned locations purchased by us were subject to Phase I and Phase II environmental assessments, undertaken at BP's expense. The environmental agreement with BP provides that, with respect to environmental contamination or noncompliance with Environmental Laws identified in the Phase I or Phase II environmental assessments, BP is responsible for (a) all costs incurred for remediation of such environmental contamination, and (b) for otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the BP network.

         The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisitions of the BP network. We must make such claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. There can be no assurance that, if additional environmental claims or liabilities were to arise under the environmental agreement with BP, BP would not dispute our claims for indemnification thereunder.

         In connection with the Burns Bros. acquisition, all of the 17 sites acquired were subject to Phase I environmental assessments. Based on the results of those assessments, nine of the sites were subject to Phase II environmental assessments. The purchase price paid to Burns was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns Bros., we released Burns Bros. from any environmental liabilities that may have existed as of the Burns Bros. acquisition date, other than specified non-waived environmental claims as described in the agreement with Burns Bros.

         In connection with the Travel Ports acquisition, all of the 16 sites acquired were subject to Phase I environmental assessments. Based on the results of those assessments, five of the sites were subject to Phase II environmental assessments. The results of these assessments were taken into account in recognizing the related environmental contingency accrual for purchase accounting purposes.

PENDING LITIGATION

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are not now involved in any litigation, individually or in the aggregate, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

19.      OPERATING LEASE COMMITMENTS

         Twenty-six of the travel centers we owned as of December 31, 2000, were leased to franchisees under operating lease arrangements. These cancelable lease arrangements generally are for terms of five years. Rent revenue from such operating lease arrangements totaled $14,271,000, $13,023,000, and $11,808,000 for 1998, 1999 and 2000, respectively. One of these 26 leased sites was sold to the respective franchisee in January 2001.

20.      OTHER INFORMATION

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1998            1999           2000
                                                                       --------------- ------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Operating expenses and Selling, general and administrative expenses include the following:
            Rent expense under operating leases........................  $    6,743      $    9,576     $   17,986
            Repairs and maintenance expenses...........................  $    9,223      $   11,008     $    7,863
            Advertising expenses.......................................  $    8,722      $   10,106     $    9,262
            Taxes other than payroll and income taxes..................  $    5,585      $    5,817     $    5,580

         Interest and other financial costs consists of the following:
            Cash interest expense......................................  $  (28,259)     $  (38,838)    $  (45,712)
            Cash interest income.......................................       2,914           1,750            261
            Amortization of discount on debt...........................         (26)           (106)          (234)
            Amortization of deferred financing costs...................      (1,483)         (1,349)        (1,458)
                                                                         -----------     -----------    -----------
            Interest and other financial costs, net....................  $  (26,854)     $  (38,543)    $  (47,143)
                                                                         ==========      ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

21. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1998            1999           2000
                                                                       --------------- ------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Cash paid during the year for:
            Interest................................................... $    27,804     $    36,951    $    43,507
            Income taxes (net of refunds).............................. $    (1,224)    $     3,386    $     1,931

         Inventory, property and equipment, and treasury
              stock received in liquidation of trade
              accounts and notes receivable                             $     1,068     $       170    $       646
         Notes received from sale of property and equipment             $         -     $     2,650    $       340

         During 1998, we issued a note payable for $3,044,000 (net of a discount of $1,875,000) in exchange for property and goodwill acquired (see Note 13). In 1999, we issued $2,808,000 of common stock as part of the consideration for the Travel Ports acquisition. In 2000, we assumed a note payable for $549,000 as part of the consideration in acquiring a travel center business and we recognized a receivable of $2,088,000 upon the sale of a travel center for the cash proceeds we did not receive from an escrow account until 2001.

22.     CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 1999 and 2000 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the years ended December 31, 1998, 1999 and 2000. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to
(a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

         The Guarantor Subsidiaries, (TA Operating Corporation, National Auto/ Truckstops, Inc. (until its merger into TA Operating Corporation on November 14,
2000), TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                         DECEMBER 31, 1999
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $        -     $   18,040      $        -    $         -      $   18,040
    Accounts receivable, net..............             -         59,066           1,095           (987)         59,174
    Inventories...........................             -         59,043               -              -          59,043
    Deferred income taxes.................             -          4,533               -              -           4,533
    Other current assets..................           278         16,239               -            (76)         16,441
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............           278        156,921           1,095         (1,063)        157,231
 Notes receivable, net....................           181          2,099               -         (1,778)            502
 Property and equipment, net..............             -        454,093               -              -         454,093
 Intangible assets........................             -         28,792               -              -          28,792
 Deferred financing costs.................         8,411              -               -              -           8,411
 Deferred income taxes....................           880            999               -              -           1,879
 Other noncurrent assets................               -          4,508               -         (3,700)            808
 Investment in subsidiaries...............       341,821              -               -       (341,821)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  351,571     $  647,412      $    1,095    $  (348,362)     $  651,716
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    1,446     $      155      $        -    $         -      $    1,601
    Accounts payable......................             -         53,395             260              -          53,655
    Other accrued liabilities.............         6,592         61,106             108         (1,063)         66,743
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........         8,038        114,656             368         (1,063)        121,999
 Long-term debt (net of unamortized
    discount).............................       401,495          4,652               -         (1,778)        404,369
 Deferred income taxes....................             -          1,639               -              -           1,639
 Intercompany advances....................      (166,311)       172,966          (6,655)             -               -
 Other noncurrent liabilities.............             -        240,019               -       (223,404)         16,615
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       243,222        533,932          (6,287)      (226,245)        544,622

 Redeemable equity........................        79,739              -               -              -          79,739
 Nonredeemable stockholders' equity:
    Other preferred stock, common stock
      and other stockholder's equity              53,374         88,539               -        (89,794)         52,119
    Retained earnings (accumulated deficit)      (24,764)        24,941           7,382        (32,323)        (24,764)
                                              ----------     ----------      ----------    -----------      ----------

         Total nonredeemable stockholders'
            equity........................        28,610        113,480           7,382       (122,117)         27,355
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities, redeemable
            equity and nonredeemable
            stockholders' equity..........    $  351,571     $  647,412      $    1,095    $  (348,362)     $  651,716
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31, 2000
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $        -     $   29,019      $        -    $         -      $   29,019
    Accounts receivable, net..............             -         81,015           1,366           (993)         81,388
    Inventories...........................             -         61,772               -              -          61,772
    Deferred income taxes.................             -          7,288               -              -           7,288
    Other current assets..................         6,114          9,349             128         (2,090)         13,501
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............         6,114        188,443           1,494         (3,083)        192,968
 Notes receivable, net....................             -            214               -              -             214
 Property and equipment, net..............             -        465,633               -              -         465,633
 Intangible assets........................             -         27,079               -              -          27,079
 Deferred financing costs.................        32,662              -               -              -          32,662
 Deferred income taxes....................        14,789         (6,856)              -              -           7,933
 Other noncurrent assets................             827          7,739               -              -           8,566
 Investment in subsidiaries...............       204,990              -               -       (204,990)              -
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  259,382     $  682,252      $    1,494    $  (208,073)     $  735,055
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $        -     $      123      $        -    $         -      $      123
    Accounts payable......................             -         82,615             229              -          82,844
    Other accrued liabilities.............         8,730         64,544           1,083         (3,083)         71,274
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........         8,730        147,282           1,312         (3,083)        154,241
 Long-term debt (net of unamortized
    discount).............................       544,788          2,819               -              -         547,607
 Deferred income taxes....................             -          3,167               -              -           3,167
 Intercompany advances....................      (306,382)       311,263          (4,881)             -               -
 Other noncurrent liabilities.............             -          5,416               -              -           5,416
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       247,136        469,947          (3,569)        (3,083)        710,431

 Redeemable equity........................           527              -               -              -             527
 Nonredeemable stockholders' equity:
    Other preferred stock, common stock and
      other stockholder's equity..........       217,098        185,660               -       (186,915)        215,843
    Retained earnings (accumulated deficit)     (205,379)        26,645           5,063        (18,075)       (191,746)
                                              ----------     ----------      ----------    -----------      ----------

         Total nonredeemable  stockholders'
            equity........................        11,719        212,305           5,063       (204,990)         24,097
                                              ----------      ---------      ----------    -----------      ----------

         Total liabilities and
            stockholders' equity..........    $  259,382     $  682,252      $    1,494    $  (208,073)     $  735,055
                                              ==========     ==========      ==========    ===========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                  YEAR ENDED DECEMBER 31, 1998
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR    ELIMINATIONS   CONSOLIDATED
                                               COMPANY     SUBSIDIARIES   SUBSIDIARY
                                            -------------- -------------- -------------- ----------------------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  554,735     $        -    $        -     $  554,735
    Nonfuel................................            -        346,504          1,257          (230)       347,531
    Rent and royalties.....................            -         32,949          6,875       (18,280)        21,544
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -        934,188          8,132       (18,510)       923,810
 Cost of goods sold (excluding
    depreciation)..........................            -        627,149              -             -        627,149
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        307,039          8,132       (18,510)       296,661

 Operating expenses........................          160        210,476          1,571       (18,510)       193,697
 Selling, general and
     administrative expense................          829         32,556            871             -         34,256
 Transition expense........................            -          3,648              -             -          3,648
 Depreciation and amortization expense.....            -         43,179              -             -         43,179
 (Gain) loss on sale of property and
    equipment..............................            -         (1,195)             -             -         (1,195)
 Stock compensation expense................            -          2,500              -             -          2,500
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (989)        15,875          5,690             -         20,576
 Interest and other financial costs........       (1,482)       (25,369)            (3)            -        (26,854)
 Equity income (loss)......................       (2,155)             -              -         2,155              -
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before income taxes and
      extraordinary item...................       (4,626)        (9,494)         5,687         2,155         (6,278)
 (Benefit) provision for income taxes......         (449)        (3,774)         2,122             -         (2,101)
                                              ----------     ----------     ----------    ----------     ----------
 (Loss) income before extraordinary item          (4,177)        (5,720)         3,565         2,155         (4,177)
 Extraordinary loss (less applicable income
    tax benefit)...........................       (3,905)             -              -             -         (3,905)
                                              ----------     ----------     ----------    ----------     ----------
 Net (loss) income.........................       (8,082)        (5,720)         3,565         2,155         (8,082)

 Less: preferred dividends accretion.......       (8,570)             -              -             -         (8,570)
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) available to common
    stockholders...........................   $  (16,652)    $   (5,720)    $    3,565    $    2,155     $  (16,652)
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                     YEAR ENDED DECEMBER 31, 1999
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR      NONGUARANTOR    ELIMINATIONS
                                               COMPANY       SUBSIDIARIES     SUBSIDIARY                    CONSOLIDATED
                                            -------------- ------------------------------- -------------- -----------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $   955,105      $        -     $        -     $    955,105
    Nonfuel................................            -         477,786           1,476           (203)         479,059
    Rent and royalties.....................            -          33,775           7,326        (20,641)          20,460
                                              ----------     -----------      ----------     ----------     ------------
    Total revenues.........................            -       1,466,666           8,802        (20,844)       1,454,624
 Cost of goods sold  (excluding
    depreciation)..........................            -       1,051,080               -              -        1,051,080
                                              ----------       ---------      ----------     ----------     ------------

 Gross profit (excluding depreciation).....            -         415,586           8,802        (20,844)         403,544

 Operating expenses........................            -         287,267             481        (20,641)         267,107
 Selling, general and
     administrative expenses...............          806          32,099           5,759           (203)          38,461
 Transition expense........................            -           3,952               -              -            3,952
 Depreciation and amortization expense.....            -          51,853               -              -           51,853
 (Gain) loss on sale of property and
    equipment..............................            -          (2,615)              -              -           (2,615)
 Stock compensation expense................            -           5,062               -              -            5,062
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) from operations.............         (806)         37,968           2,562              -           39,724
 Interest and other financial costs........       (1,349)        (37,191)             (3)             -          (38,543)
 Equity income (loss)......................        1,318               -               -         (1,318)               -
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before income taxes.........         (837)            777           2,559         (1,318)           1,181
 (Benefit) provision for income taxes......         (936)          1,068             950              -            1,082
                                              ----------     -----------      ----------     ----------     ------------
 Net (loss) income.........................           99            (291)          1,609         (1,318)              99

 Less: preferred dividends accretion.......       (9,765)              -               -              -           (9,765)
 Less: intercompany dividends..............            -          (1,375)              -          1,375                -
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) available to common
    stockholders...........................   $   (9,666)    $    (1,666)     $    1,609     $       57     $     (9,666)
                                              ==========     ===========      ==========     ==========     ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                     YEAR ENDED DECEMBER 31, 2000
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR      NONGUARANTOR   ELIMINATIONS
                                               COMPANY       SUBSIDIARIES     SUBSIDIARY                    CONSOLIDATED
                                            -------------- ------------------------------- -------------- -----------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $ 1,485,732      $        -     $        -     $  1,485,732
    Nonfuel................................            -         555,491               -              -          555,491
    Rent and royalties.....................            -          16,447           7,014         (4,639)          18,822
                                              ----------     -----------      ----------     ----------     ------------
    Total revenues.........................            -       2,057,670           7,014         (4,639)       2,060,045
 Cost of goods sold  (excluding
    depreciation)..........................            -       1,611,320               -              -        1,611,320
                                              ----------     -----------      ----------     ----------     ------------
 Gross profit (excluding depreciation).....            -         446,350           7,014         (4,639)         448,725

 Operating expenses........................            -         308,390           4,729         (4,639)         308,480
 Selling, general and
     administrative expenses...............          607          31,689           5,864              -           38,160
 Transition expense........................            -             996               -              -              996
 Merger and recapitalization costs.........       22,004               -               -              -           22,004
 Depreciation and amortization expense.....            -          62,768               -              -           62,768
 (Gain) loss on sale of property and
    equipment..............................            -          (1,462)              -              -           (1,462)
 Stock compensation expense (benefit)......            -          (1,362)              -              -           (1,362)
                                              ----------     -----------      ----------     ----------     ------------

 Income (loss) from operations.............      (22,611)         45,331          (3,579)             -           19,141
 Interest and other financial costs........      (11,069)        (36,071)             (3)             -          (47,143)
 Equity income (loss)......................      (13,427)              -               -         13,427                -
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before income taxes and
    extraordinary item.....................      (47,107)          9,260          (3,582)        13,427          (28,002)
 (Benefit) provision for income taxes......       (9,559)          6,734          (1,263)             -           (4,088)
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before extraordinary item...      (37,548)          2,526          (2,319)        13,427          (23,914)
 Extraordinary loss (less applicable income
    tax benefit)...........................      (13,800)              -               -              -          (13,800)
                                              ----------     -----------      ----------     ----------     ------------
 Net (loss) income.........................      (51,348)          2,526          (2,319)        13,427          (37,714)

 Less: preferred dividends accretion.......       (8,255)              -               -              -           (8,255)
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) available to common
    stockholders...........................   $  (59,603)    $     2,526      $   (2,319)    $   13,427     $    (45,969)
                                              ==========     ===========      ==========     ==========     ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                 YEAR ENDED DECEMBER 31, 1998
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   (2,396)    $   50,917     $        -    $        -     $   48,521
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -        (63,215)             -             -        (63,215)
    Proceeds from sales of property and
       equipment..........................            -          3,414              -             -          3,414
    Capital expenditures..................            -        (65,704)             -             -        (65,704)
                                             ----------     ----------     ----------    ----------     ----------

       Net cash used in investing
         activities.......................            -       (125,505)             -             -       (125,505)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Long-term debt borrowings.............      229,250              -              -             -        229,250
    Long-term debt repayments.............     (129,987)             -              -             -       (129,987)
    Repurchase of common stock..........           (475)             -              -             -           (475)
    Debt issuance costs.................         (4,360)             -              -             -         (4,360)
    Stock issuance costs................                             -              -             -
    Premiums paid on debt
       extinguishments..................                             -              -             -
    Merger and recapitalization
       expenses paid....................                             -              -             -
    Intercompany advances...............        (91,959)        91,959              -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............        2,469         91,959              -             -         94,428
                                             ----------     ----------     ----------    ----------     ----------
         Net increase in cash.............           73         17,371              -             -         17,444

 Cash at the beginning of the year........       59,592         12,164              -             -         71,756
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the year..............   $   59,665     $   29,535     $        -    $        -     $   89,200
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                 YEAR ENDED DECEMBER 31, 1999
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS   CONSOLIDATED
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
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
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 2000
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $  (28,918)    $   94,870     $        -    $        -     $   65,952
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (9,675)             -             -         (9,675)
    Proceeds from sales of property and
       equipment..........................            -            667              -             -            667
    Capital expenditures..................            -        (68,107)             -             -        (68,107)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -        (77,115)             -             -        (77,115)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings.............      364,800              -              -             -        364,800
    Revolving loan repayments.............     (339,500)             -              -             -       (339,500)
    Long-term debt borrowings.............      510,962              -              -             -        510,962
    Long-term debt repayments.............     (387,942)          (743)             -             -       (388,685)
    Proceeds from issuance of stock.....        208,717              -              -             -        208,717
    Repurchase of equity securities.....       (267,055)             -              -             -       (267,055)
    Debt issuance costs.................        (32,932)             -              -             -        (32,932)
    Stock issuance costs................         (3,015)             -              -             -         (3,015)
    Premiums paid on debt
       extinguishments..................        (12,778)             -              -             -        (12,778)
    Merger and recapitalization expenses        (18,253)             -              -             -        (18,253)
    Other...............................              -           (119)             -             -           (119)
    Intercompany advances...............          5,914         (5,914)             -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............       28,918         (6,776)             -             -         22,142
                                             ----------     ----------     ----------    ----------     ----------

         Net increase (decrease) in cash..            -         10,979              -             -         10,979

 Cash at the beginning of the year........            -         18,040              -             -         18,040
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the year..............   $        -     $   29,019     $        -    $        -     $   29,019
                                             ==========     ==========     ==========    ==========     ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning our directors and executive officers required by this item is incorporated by reference to the material appearing under the heading "Directors and Officers of the Registrant" in Exhibit 99.1 to this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

         Information concerning executive compensation required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in Exhibit 99.1 to this annual report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain of our beneficial owners and management required by this item is incorporated by reference to the material appearing under the heading "Security Ownership of Certain Beneficial Owners and Management" in Exhibit 99.1 to this annual report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in Exhibit
99.1 to this annual report.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1. Financial Statements

         Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 31 of this annual report.

         2. Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts

                                            Balance at    Charged      Charged to                     Balance at
                                            Beginning    (Credited)      Other        Deductions        End of
                                            of Period    to Income      Accounts     From Reserves      Period
                                            ---------    ---------      --------     -------------      ------
                                                                 (In Thousands of Dollars)
        Year Ended December 31, 1998:
        ---------------------------------
        Deducted from accounts and
        notes receivable for doubtful
        accounts......................... $    3,584     $    1,355    $   667 (a)   $  (1,419) (c) $    4,187

        Year Ended December 31, 1999:
        ---------------------------------
        Deducted from accounts and
        notes receivable for doubtful
        accounts......................... $    4,187     $    1,339    $ 1,737 (a)    $ (3,782) (c) $    3,481

        Year Ended December 31, 2000:
        ---------------------------------
        Deducted from accounts and
        notes receivable for doubtful
        accounts......................... $    3,481     $    1,560    $   340 (a)     $  (163) (c) $    5,218

(a)      Amounts acquired in business acquisitions.
(b)      Amounts charged against gain on sale of property and equipment.
(c) Uncollectible accounts and notes receivable charged off, net of amounts recovered.

         All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

         3. Exhibits

         Reference is made to the Exhibit Index set forth at page i of this annual report.

B.       Reports on Form 8-K

             On October 6, 2000, we filed a report on Form 8-K related to our potential merger with TCA Acquisition Corporation.

             On October 20, 2000, we filed a report on Form 8-K related to disclosures required by Regulation FD.

             On November 8, 2000, we filed a report on Form 8-K announcing our results for the third quarter of 2000.

         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         No annual report or proxy statement has been furnished to our security holders. We shall furnish to the Commission for its information, at the time copies of such material are furnished to our security holders, four copies of every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of our security holders with respect to our annual meeting. The foregoing material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that we specifically incorporate it in this Form 10-K by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRAVELCENTERS OF AMERICA, INC.

     March 30, 2001                By:    /s/  James W. George
----------------------------           --------------------
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

               SIGNATURE                                    TITLE                                  DATE
               ---------                                    -----                                  ----

   /s/      Edwin P. Kuhn                Chairman of the Board of Directors,                  March 30, 2001
   ------------------------------        President and Chief Executive Officer
            Edwin P. Kuhn                (Principal Executive Officer)


   /s/     James W. George               Senior Vice President, Chief Financial               March 30, 2001
   ------------------------------        Officer and Secretary (Principal
           James W. George               Financial Officer and Principal
                                         Accounting Officer)


   /s/    Robert J. Branson              Director                                             March 30, 2001
   ------------------------------
          Robert J. Branson

   /s/     Michael Greene                Director                                             March 30, 2001
   ------------------------------
           Michael Greene

   /s/    Steven B. Gruber               Director                                             March 30, 2001
   ------------------------------
          Steven B. Gruber

   /s/      James L. Hebe                Director                                             March 30, 2001
   ------------------------------
            James L. Hebe

   /s/   Louis J. Mischianti             Director                                             March 30, 2001
   ------------------------------
         Louis J. Mischianti

   /s/   Rowan G. P. Taylor              Director                                             March 30, 2001
   ------------------------------
         Rowan G. P. Taylor

   /s/   Jeremy J. Thompson              Director                                             March 30, 2001
   ------------------------------
         Jeremy J. Thompson


                                                      EXHIBIT INDEX

  Exhibit
  Number                                              Exhibit
----------    ----------------------------------------------------------------------------------------------   -------------
    1.1       Purchase Agreement dated November 9, 2000, by and among TravelCenters of America, Inc.,
              TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
              Properties, L.P., TravelCenters Realty, Inc, Credit Suisse First Boston Corporation,
              Chase Securities Inc. and Donaldson, Lufkin & Jenrette Securities Corporation.................        (g)

    2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000........................        (f)

    2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,
              2000..........................................................................................        (g)

    2.3       Asset Purchase Agreement, dated October 17, 1998, between TA Operating Corporation and
              Burns Bros. Inc...............................................................................        (c)

    2.4       Amendment to Asset Purchase Agreement, dated December 3, 1998, between TA Operating
              Corporation and Burns Bros. Inc...............................................................        (c)

    2.5       Agreement and Plan of Merger by and among TravelCenters of America, Inc., TP
              Acquisition, Inc. and Travel Ports, dated as of February 26, 1999.............................        (d)

    2.6       Share Exchange Agreement by and among TravelCenters of America, Inc., and E. Philip
              Saunders, dated as of February 26, 1999.......................................................        (d)

    2.7       Voting Agreement, dated as of February 26, 1999, among TravelCenters of America, Inc.,
              TP Acquisition, Inc. and E. Philip Saunders and John M. Holohan...............................        (d)

    3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc............        (g)

    3.2       Amended and Restated By-laws of TravelCenters of America, Inc.................................         +

    3.3       Restated Certificate of Incorporation of TA Operating Corporation.............................        (b)

    3.4       Amended and Restated By-laws of TA Operating Corporation......................................        (b)

    3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc........................        (g)

    3.6       By-laws of TA Licensing, Inc..................................................................        (g)

    3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P...........................        (g)

    3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P.............................        (g)

    3.9       Certificate of Incorporation of TravelCenters Realty, Inc.....................................        (g)

    3.10      By-laws of TravelCenters Realty, Inc..........................................................        (g)

    3.11      Certificate of Formation of TA Travel, L.L.C..................................................        (g)

    3.12      Operating Agreement of TA Travel, L.L.C.......................................................        (g)

    4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,
              TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
              Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company..........        (g)

    4.2       Form of 12 3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1)...................        (g)

Exhibit
  Number                                              Exhibit
------------------------------------------------------------------------------------------------------- ------------------
    4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
              TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
              Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
              Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
              Securities Corporation...................................................................        (g)

    4.4       Form of Warrant Certificate (included in Exhibit 10.21)..................................        (g)

    4.5       Form of Common Stock Certificate.........................................................        (h)

   10.1       Amended and Restated Credit Agreement dated as of November 14, 2000......................        (g)

   10.2       Stockholders' Agreement among TravelCenters of America, Inc., Oak Hill Capital
              Partners, L.P., Oak Hill Capital Management Partners, L.P., Olympus Growth Fund III,
              L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor
              Clipper Equity Partners (Foreign), L.P., UBS Capital America II, LLC, Credit Suisse
              First Boston LFG Holdings 2000, LLC and Freightliner LLC dated as of November 14, 2000...        (g)

   10.3       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
              of July 21, 1999.........................................................................        (e)

   10.4       Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
              dated as of November 9, 2000.............................................................        (g)

   10.5       Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP...............................        (e)

   10.6       Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP...............................        (e)

   10.7       TA Operating Corporation Transition Plan.................................................        (f)

   10.8*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Timothy L. Doane.........................        (g)

   10.9*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and James W. George..........................        (g)

   10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating                     (g)
              Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter...................

   10.11*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn............................        (g)

   10.12*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane...............        (g)

   10.13*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and James W. George................        (g)

   10.14*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter.........        (g)

   10.15*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn..................        (g)

   10.16*     1997 Stock Incentive Plan of TravelCenters of America, Inc...............................        (a)

   10.17*     Amendment No. 1 to the 1997 Stock Incentive Plan.........................................        (f)

   10.18*     Form of 1997 Stock Incentive Plan - Nonqualified Stock Option Agreement..................        (f)

  Exhibit
  Number                                              Exhibit
--------------------------------------------------------------------------------------------------------------------------
   10.20*     Success Bonus Letter.............................................................................   (f)

   10.21      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
              and State Street Bank and Trust Company, as warrant agent........................................   (g)

   10.22      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
              of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent................   (g)

   10.23*     Form of Management Subscription Agreement........................................................   (b)

   10.24*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
              Item 601 of Regulation S-K.......................................................................   (c)

   10.25*     Form of Management Note..........................................................................   (c)

   10.26*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
              Regulation S-K...................................................................................   (c)

   21.1       List of Subsidiaries of TravelCenters of America, Inc............................................   (g)

   99.1       Information Required by Part III of Form 10-K....................................................    +


(a) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(b) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1997.

(c) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

(d) Incorporated herein by reference to exhibits filed with our Schedule 13D dated as of February 26, 1999.

(e) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(f) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(g) Incorporated herein by reference to exhibits filed with our Registration Statement on Form S-4 filed on December 21, 2000.

(h) Incorporated herein by reference to exhibits filed with our Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed on January 18, 2001.

+   Filed herewith

*   Executive compensation plans.