Form 10-Q
period 2001-03-31
TRAVELCENTERS OF AMERICA INC
filed 2001-05-15
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                              ____________________

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

                        Commission file number 333-52442


                              ____________________


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

                        INDEX                                                                 PAGE NO.
                        -----                                                                 --------

PART I.                 FINANCIAL INFORMATION
       Item 1.          Consolidated Balance Sheet as of December 31, 2000 and March
                        31, 2001                                                                2

                        Unaudited Consolidated Statement of Operations for the three
                        months ended March 31, 2000 and 2001                                    3

                        Unaudited Consolidated Statement of Cash Flows for the three
                        months ended March 31, 2000 and 2001                                    4

                        Unaudited Statement of Stockholders' Equity for the three
                        months ended March 31, 2000 and 2001                                    5

                        Selected Notes to Unaudited Consolidated Financial Statements           6

       Item 2.          Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                              16

       Item 3.          Quantitative and Qualitative Disclosures About
                        Market Risk                                                            20

PART II.                OTHER INFORMATION

       Item 1.          Legal Proceedings                                                      20

       Item 4.          Submission of Matters to a Vote of Security Holders                    20

       Item 6.          Exhibits and Reports on Form 8-K                                       20

SIGNATURE                                                                                      21

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                                         MARCH 31,
                                                                                        DECEMBER 31,       2001
                                                                                           2000         (UNAUDITED)
                                                                                        -----------     -----------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
Current assets:
   Cash .............................................................................   $  29,019        $  23,370
   Accounts receivable (less allowance for doubtful accounts of $4,291 for 2000 and
      $4,085 for 2001) ..............................................................      81,388           75,424
   Inventories ......................................................................      61,772           57,393
   Deferred income taxes ............................................................       7,288            6,691
   Other current assets .............................................................      13,501           12,074
                                                                                        ---------        ---------
        Total current assets ........................................................     192,968          174,952
Notes receivable, net ...............................................................         214              214
Property and equipment, net .........................................................     465,633          460,832
Intangible assets ...................................................................      27,079           26,168
Deferred financing costs ............................................................      32,662           32,116
Deferred income taxes ...............................................................       7,933           12,801
Other noncurrent assets .............................................................       8,566            8,510
                                                                                        ---------        ---------
        Total assets ................................................................   $ 735,055        $ 715,593
                                                                                        =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .............................................   $     123        $     983
   Accounts payable .................................................................      82,844           79,199
   Other accrued liabilities ........................................................      71,274           71,141
                                                                                        ---------        ---------
        Total current liabilities ...................................................     154,241          151,323
Commitments and contingencies (Note 5)
Long-term debt ......................................................................     547,607          537,826
Deferred income taxes ...............................................................       3,167            3,278
Other noncurrent liabilities ........................................................       5,416            7,232
                                                                                        ---------        ---------
                                                                                          710,431          699,659

Redeemable equity ...................................................................         527              527
Nonredeemable equity:
   Common stock and other stockholders' equity ......................................     215,843          214,577
   Accumulated deficit ..............................................................    (191,746)        (199,170)
                                                                                        ---------        ---------
        Total nonredeemable equity ..................................................      24,097           15,407
                                                                                        ---------        ---------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity .   $ 735,055        $ 715,593
                                                                                        =========        =========

         The accompanying notes are an integral part of these consolidated financial statements.


                                           TRAVELCENTERS OF AMERICA, INC.

                                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              --------------------------
                                                                2000              2001
                                                              ---------        ---------
                                                               (IN THOUSANDS OF DOLLARS
                                                               EXCEPT PER SHARE AMOUNTS)

Revenues:
  Fuel .....................................................  $ 328,203        $ 359,369
  Nonfuel ..................................................    123,887          133,391
  Rent and royalties .......................................      4,720            4,254
                                                              ---------        ---------
           Total revenues ..................................    456,810          497,014
Cost of goods sold (excluding depreciation):
  Fuel .....................................................    301,981          334,690
  Nonfuel ..................................................     50,691           55,020
                                                              ---------        ---------
           Total cost of goods sold (excluding depreciation)    352,672          389,710
                                                              ---------        ---------

  Gross profit (excluding depreciation) ....................    104,138          107,304

  Operating expenses .......................................     72,785           78,656
  Selling, general and administrative expenses .............      9,766            9,861
  Transition expenses ......................................        259             --
  Depreciation and amortization expense ....................     14,773           15,585
  (Gain) loss on sales of property and equipment ...........         61           (1,329)
  Stock compensation expense ...............................        450             --
                                                              ---------        ---------

  Income from operations ...................................      6,044            4,531
  Interest and other financial costs, net ..................    (10,660)         (15,342)
                                                              ---------        ---------

  Loss before income taxes .................................     (4,616)         (10,811)
  Benefit for income taxes .................................     (1,637)          (3,387)
                                                              ---------        ---------

  Net (loss) ...............................................     (2,979)          (7,424)

  Less: preferred dividend accretion .......................     (2,691)            --
                                                              ---------        ---------
  (Loss) available to common stockholders ..................  $  (5,670)       $  (7,424)
                                                              =========        =========

  Loss per common share (basic and diluted) ................  $   (6.47)       $   (1.07)
                                                              =========        =========

       The accompanying notes are an integral part of these consolidated financial statements.


                                                    TRAVELCENTERS OF AMERICA, INC.

                                            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                           ---------------------------
                                                                                             2000               2001
                                                                                           --------           --------
                                                                                            (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ....................................................................         $ (2,979)          $ (7,424)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense ......................................           15,129             16,132
      Deferred income tax provision ..............................................              530             (3,508)
      Provision for doubtful accounts ............................................              330                250
      Provision for stock compensation ...........................................              450               --
      (Gain) loss on sales of property and equipment .............................               61             (1,329)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable ......................................................          (12,254)             3,626
        Inventories ..............................................................            1,754              4,379
        Other current assets .....................................................            2,472              1,427
        Accounts payable .........................................................           13,137             (3,645)
        Other current liabilities ................................................           (9,462)               966
      Other, net .................................................................             (288)              (124)
                                                                                           --------           --------

      Net cash provided by operating activities ..................................            8,880             10,750
                                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Business acquisitions .........................................................           (8,959)              --
   Proceeds from sales of property and equipment .................................                5              5,430
   Capital expenditures ..........................................................          (11,409)           (11,530)
                                                                                           --------           --------

      Net cash used in investing activities ......................................          (20,363)            (6,100)
                                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Revolving loan borrowings (repayments), net ...................................           12,100             (9,200)
   Long-term debt repayments .....................................................             (380)              --
   Merger and recapitalization expenses paid .....................................             --               (1,099)
                                                                                           --------           --------

      Net cash provided by (used in) financing activities ........................           11,720            (10,299)
                                                                                           --------           --------

        Net increase (decrease) in cash ..........................................              237             (5,649)

Cash at the beginning of the period ..............................................           18,040             29,019
                                                                                           --------           --------

Cash at the end of the period ....................................................         $ 18,277           $ 23,370
                                                                                           ========           ========

               The accompanying notes are an integral part of these consolidated financial statements.


                                                    TRAVELCENTERS OF AMERICA, INC.

                                              UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -------------------------------
                                                                                     2000               2001
                                                                                 -------------------------------
                                                                                   (IN THOUSANDS OF DOLLARS)

PREFERRED STOCK:
   Balance at beginning and end of period ....................................     $      38          $    --
                                                                                   =========          =========

COMMON STOCK:
   Balance at beginning and end of period ....................................     $      14          $       3
                                                                                   =========          =========

TREASURY STOCK:
   Balance at beginning of period ............................................     $  (9,058)         $    --
          Acquisition of treasury stock ......................................          (125)              --
                                                                                   ---------          ---------
   Balance at end of period ..................................................     $  (9,183)         $    --
                                                                                   =========          =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period ....................................     $  61,122          $ 215,840
                                                                                   =========          =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period ............................................     $    --            $    --
          Change in accounting principle, net of tax .........................          --                 (343)
          Change in fair value of interest rate protection agreement, net
              of tax .........................................................          --                 (923)
                                                                                   ---------          ---------
   Balance at end of period ..................................................     $    --            $  (1,266)
                                                                                   =========          =========

ACCUMULATED DEFICIT:
   Balance at beginning of period ............................................     $  24,764          $(191,746)
          Net loss ...........................................................        (2,979)            (7,424)
          Accretion of preferred stock dividends .............................        (2,691)              --
                                                                                   ---------          ---------
   Balance at end of period ..................................................     $ (30,434)         $(199,170)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At March 31, 2001, our geographically diverse nationwide network of full-service travel centers consisted of 156 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the three-month periods ended March 31, 2000 and 2001, and are not necessarily indicative of the results to be expected for the full year.

2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------
                                                                          2000                  2001
                                                                         -------              -------
                                                                      (DOLLARS AND SHARES IN THOUSANDS
                                                                          EXCEPT PER SHARE AMOUNTS)

         Basic EPS and Diluted EPS:
           Net loss .............................................        $(2,979)             $(7,424)
           Less:  Preferred stock dividend accretion ............         (2,691)                --
                                                                         -------              -------
           Net loss available to common stockholders ............         (5,670)              (7,424)
           Weighted average shares outstanding ..................            877                6,930
                                                                         -------              -------

           Loss per share .......................................        $ (6.47)             $ (1.07)
                                                                         =======              =======

         The assumed conversion of stock options, warrants and convertible series of preferred stock would have had an antidilutive effect on the loss per share for the quarter ended March 31, 2000.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         We use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. We are currently party to one interest rate swap with a notional amount of $80,000,000 that has been designated as a cash flow hedge of interest payments due with respect to the term loan under our Senior Credit Facility. Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Due to our limited use of derivative instruments and our minimal level of hedging activity, the effect on our results of operations and financial position of adopting SFAS 133 was immaterial. Comprehensive income (loss) consists of the following:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            ----------------------
                                                                                              2000           2001
                                                                                            -------        -------
                                                                                           (IN THOUSANDS OF DOLLARS)

         Net loss .......................................................................   $(2,979)       $(7,424)
         Loss on fair value of interest rate protection agreement, net of tax ...........      --             (923)
                                                                                            -------        -------
           Total comprehensive income (loss) ............................................   $(2,979)       $(8,347)
                                                                                            =======        =======

4.       INVENTORIES

         Inventories consist of the following:

                                                                             DECEMBER 31,      MARCH 31,
                                                                                2000             2001
                                                                            -------------     -----------
                                                                               (IN THOUSANDS OF DOLLARS)

         Nonfuel merchandise ............................................      $50,809          $50,979
                                                                                                  6,414

         Petroleum products .............................................       10,963            6,414
                                                                               -------          -------

               Total inventories ........................................      $61,772          $57,393
                                                                               =======          =======


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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of March 31, 2001, we had a reserve for these matters of $5,576,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

6.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -------------------------------
                                                                                    2000                  2001
                                                                                 ---------             ---------
                                                                                    (IN THOUSANDS OF DOLLARS)

         Revolving loan borrowings ............................................  $  70,200             $ 181,600
         Revolving loan repayments ............................................    (58,100)             (190,800)
                                                                                 ---------             ---------
           Revolving loan borrowings (repayments), net ........................  $  12,100             $  (9,200)
                                                                                 =========             =========

         Cash paid during the period for:

           Interest ...........................................................  $   6,375             $   9,046
           Income taxes (net of refunds) ......................................  $   1,687             $     (50)

         During the first quarter of 2000, we assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



7.       OTHER INFORMATION

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                    ------------------------------
                                                                                      2000                  2001
                                                                                    --------              --------
                                                                                      (IN THOUSANDS OF DOLLARS)
      Interest and other financial costs consists of the following:
         Cash interest expense ................................................     $(10,390)             $(14,567)
         Cash interest income .................................................          113                    51
         Amortization of discount on debt .....................................          (27)                 (279)
         Amortization of deferred financing costs .............................         (356)                 (547)
                                                                                    --------              --------
         Interest and other financial costs, net ..............................     $(10,660)             $(15,342)
                                                                                    ========              ========

8.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2000 and March 31, 2001 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the three-month periods ended March 31, 2000 and 2001. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

         The Guarantor Subsidiaries, (TA Operating Corporation, National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                 DECEMBER 31, 2000
                                               ------------------------------------------------------------------------------
                                                      PARENT        GUARANTOR    NONGUARANTOR
                                                     COMPANY      SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                    ---------     ------------    -----------    ------------    ------------
                                                                         (IN THOUSANDS OF DOLLARS)

 ASSETS
 Current assets:
   Cash ........................................... $    --        $  29,019      $    --        $    --        $  29,019
   Accounts receivable, net .......................      --           81,015          1,366           (993)        81,388
   Inventories ....................................      --           61,772           --             --           61,772
   Deferred income taxes ..........................      --            7,288           --             --            7,288
   Other current assets ...........................     6,114          9,349            128         (2,090)        13,501
                                                    ---------      ---------      ---------      ---------      ---------

        Total current assets ......................     6,114        188,443           1494         (3,083)       192,968
Notes receivable, net .............................      --              214           --             --              214
Property and equipment, net .......................      --          465,633           --             --          465,633
Intangible assets .................................      --           27,079           --             --           27,079
Deferred financing costs ..........................    32,662           --             --             --           32,662
Deferred income taxes .............................    12,833         (4,900)          --             --            7,933
Other noncurrent assets ...........................       827          7,739           --             --            8,566
Investment in subsidiaries ........................   220,579           --             --         (220,579)          --
                                                    ---------      ---------      ---------      ---------      ---------

        Total assets .............................. $ 273,015      $ 684,208      $   1,494      $(223,662)     $ 735,055
                                                    =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ........... $    --        $     123      $    --        $    --        $     123
   Accounts payable ...............................      --           82,615            229           --           82,844
   Other accrued liabilities ......................     8,730         64,544          1,083         (3,083)        71,274
                                                    ---------      ---------      ---------      ---------      ---------

        Total current liabilities .................     8,730        147,282          1,312         (3,083)       154,241
Long-term debt ....................................   544,788          2,819           --             --          547,607
Deferred income taxes .............................      --            3,167           --             --            3,167
Intercompany payable (receivable) .................  (306,382)       311,263         (4,881)          --             --
Other noncurrent liabilities ......................      --            5,416           --             --            5,416
                                                    ---------      ---------      ---------      ---------      ---------

        Total liabilities .........................   247,136        469,947         (3,569)        (3,083)       710,431

Redeemable equity .................................       527           --             --             --              527

Nonredeemable stockholders' equity:
   Common stock and other stockholders'
   equity .........................................   217,098        185,660           --         (186,915)       215,843
   Retained earnings (accumulated
     deficit) .....................................  (191,746)        28,601          5,063        (33,664)      (191,746)
                                                    ---------      ---------      ---------      ---------      ---------

        Total nonredeemable stockholders'
           equity .................................    25,352        214,261          5,063       (220,579)        24,097
                                                    ---------      ---------      ---------      ---------      ---------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity ................................. $ 273,015      $ 684,208      $   1,494      $(223,662)     $ 735,055
                                                    =========      =========      =========      =========      =========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                              MARCH 31, 2001
                                             ----------------------------------------------------------------------------
                                               PARENT        GUARANTOR      NONGUARANTOR
                                              COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                             ---------      ------------     -----------    ------------    -------------
                                                                       (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
   Cash .................................... $    --         $  23,370       $    --         $    --         $  23,370
   Accounts receivable, net ................      --            75,115           1,292            (983)         75,424
   Inventories .............................      --            57,393            --              --            57,393
   Deferred income taxes ...................      --             6,691            --              --             6,691
   Other current assets ....................     6,899           7,948             103          (2,876)         12,074
                                             ---------       ---------       ---------       ---------       ---------

        Total current assets ...............     6,899         170,517           1,395          (3,859)        174,952
Notes receivable, net ......................      --               214            --              --               214
Property and equipment, net ................      --           460,832            --              --           460,832
Intangible assets ..........................      --            26,168            --              --            26,168
Deferred financing costs ...................    32,116            --              --              --            32,116
Deferred income taxes ......................    15,259          (2,458)           --              --            12,801
Other noncurrent assets ....................       753           7,757            --              --             8,510
Investment in subsidiaries .................   218,386            --              --          (218,386)           --
                                             ---------       ---------       ---------       ---------       ---------

        Total assets ....................... $ 273,413       $ 663,030       $   1,395       $(222,245)      $ 715,593
                                             =========       =========       =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .... $     820       $     163       $    --         $    --         $     983
   Accounts payable ........................      --            78,897             302            --            79,199
   Other accrued liabilities ...............    14,164          59,953             884          (3,860)         71,141
                                             ---------       ---------       ---------       ---------       ---------
        Total current liabilities ..........    14,984         139,013           1,186          (3,860)        151,323
Long-term debt (net of unamortized
   discount) ...............................   535,019           2,807            --              --           537,826
Deferred income taxes ......................      --             3,278            --              --             3,278
Intercompany payable (receivable) ..........  (295,697)        300,186          (4,489)           --              --
Other noncurrent liabilities ...............     1,918           5,314            --              --             7,232
                                             ---------       ---------       ---------       ---------       ---------

        Total liabilities ..................   256,224         450,598          (3,303)         (3,860)        699,659

Redeemable equity ..........................       527            --              --              --               527

Nonredeemable stockholders' equity:
    Common stock and other
    stockholders' equity ...................   215,832         185,660            --          (186,915)        214,577
    Retained earnings (deficit) ............  (199,170)         26,772           4,698         (31,470)       (199,170)
                                             ---------       ---------       ---------       ---------       ---------

        Total nonredeemable stockholders'
           equity ..........................    16,662         212,432           4,698        (218,385)         15,407
                                             ---------       ---------       ---------       ---------       ---------

        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity ............ $ 273,413       $ 663,030       $   1,395       $(222,245)      $ 715,593
                                             =========       =========       =========       =========       =========



                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                                          MARCH 31, 2000
                                                         -------------------------------------------------------------------
                                                           PARENT     GUARANTOR     NONGUARANTOR
                                                          COMPANY    SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                         ---------   ------------   ------------  ------------  ------------
                                                                        (IN THOUSANDS OF DOLLARS)

         Revenues:
            Fuel .....................................   $    --      $ 328,203      $    --      $    --       $ 328,203
            Nonfuel ..................................        --        123,887                        --         123,887
            Rent and royalties .......................        --          2,988          1,732         --           4,720
                                                         ---------    ---------      ---------    ---------     ---------

            Total revenues ...........................        --        455,078          1,732         --         456,810
         Cost of goods sold  (excluding
            depreciation) ............................        --        352,672           --           --         352,672
                                                         ---------    ---------      ---------    ---------     ---------

         Gross profit (excluding depreciation) .......        --        102,406          1,732         --         104,138

         Operating expenses ..........................        --         71,658          1,127         --          72,785
         Selling, general and
             administrative expenses .................         200        8,411          1,155         --           9,766
         Transition expenses .........................        --            259           --           --             259
         Depreciation and amortization expense .......        --         14,773           --           --          14,773
         Loss on sales of property and equipment .....        --             61           --           --              61
         Stock compensation expense ..................        --            450           --           --             450
                                                         ---------    ---------      ---------    ---------     ---------

         Income (loss) from operations ...............        (200)       6,794           (550)        --           6,044
         Interest and other financial costs, net .....        (356)     (10,304)          --           --         (10,660)
         Equity income (loss) ........................      (2,612)        --             --          2,612          --
                                                         ---------    ---------      ---------    ---------     ---------
         Income (loss) before income taxes ...........      (3,168)      (3,510)          (550)       2,612        (4,616)
         Provision (benefit) for income taxes ........        (189)      (1,233)          (215)        --          (1,637)
                                                         ---------    ---------      ---------    ---------     ---------

         Net income (loss) ...........................      (2,979)      (2,277)          (335)       2,612        (2,979)
         Less: preferred dividend accretion ..........      (2,691)        --             --           --          (2,691)
                                                         ---------    ---------      ---------    ---------     ---------
         Income (loss) available to common
               stockholders ..........................   $  (5,670)   $  (2,277)     $    (335)   $   2,612     $  (5,670)
                                                         =========    =========      =========    =========     =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                  MARCH 31, 2001
                                                   ------------------------------------------------------------------------
                                                     PARENT       GUARANTOR      NONGUARANTOR
                                                    COMPANY       SUBSIDIARY      SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                                   ---------      ----------     -----------    ------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
   Fuel ........................................   $    --        $ 359,369      $    --        $    --        $ 359,369
   Nonfuel .....................................        --          133,391           --             --          133,391
   Rent and royalties ..........................        --            3,718          1,519           (983)         4,254
                                                   ---------      ---------      ---------      ---------      ---------

   Total revenues ..............................        --          496,478          1,519           (983)       497,014
Cost of goods sold (excluding depreciation) ....        --          389,710           --             --          389,710
                                                   ---------      ---------      ---------      ---------      ---------

Gross profit (excluding depreciation) ..........        --          106,768          1,519           (983)       107,304

Operating expenses .............................        --           78,623          1,016           (983)        78,656
Selling, general and
    administrative expenses ....................         196          8,608          1,057           --            9,861
Depreciation and amortization expense ..........        --           15,585           --             --           15,585
(Gain) on sales of property and equipment ......        --           (1,329)          --             --           (1,329)
                                                   ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ..................        (196)         5,281           (554)          --            4,531
Interest and other financial costs, net ........      (6,808)        (8,534)          --             --          (15,342)
Equity income (loss) ...........................      (2,194)          --             --            2,194           --
                                                   ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes ..............      (9,198)        (3,253)          (554)         2,194        (10,811)
Provision (benefit) for income taxes ...........      (1,774)        (1,425)          (188)          --           (3,387)
                                                   ---------      ---------      ---------      ---------      ---------

Net income (loss) ..............................   $  (7,424)     $  (1,828)     $    (366)     $   2,194      $  (7,424)
                                                   =========      =========      =========      =========      =========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                                              MARCH 31, 2000
                                               --------------------------------------------------------------------------
                                                PARENT        GUARANTOR      ONGUARANTOR
                                               COMPANY      SUBSIDIARIES     NSUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                               --------     ------------     -----------     ------------    ------------
                                                                       (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .....................  $ (3,699)      $ 12,579       $      --        $      --        $  8,880
                                               --------       --------       -----------      -----------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ....................      --           (8,959)             --               --          (8,959)
   Proceeds from sales of property and
      equipment .............................      --                5              --               --               5
   Capital expenditures .....................      --          (11,409)             --               --         (11,409)
                                               --------       --------       -----------      -----------      --------
     Net cash used in investing
        activities ..........................      --          (20,363)             --               --         (20,363)
                                               --------       --------       -----------      -----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net .....................    12,100           --                --               --          12,100
   Long-term debt repayments ................      (362)           (18)             --               --            (380)
   Intercompany advances ....................    (8,039)         8,039              --               --            --
                                               --------       --------       -----------      -----------      --------
      Net cash provided by (used in)
        financing activities ................     3,699          8,021              --               --          11,720
                                               --------       --------       -----------      -----------      --------
      Net increase in cash ..................      --              237              --               --             237
Cash at the beginning of the period .........      --           18,040              --               --          18,040
                                               --------       --------       -----------      -----------      --------
Cash at the end of the period ...............  $   --         $ 18,277       $      --        $      --        $ 18,277
                                               ========       ========       ===========      ===========      ========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   MARCH 31, 2001
                                                 ----------------------------------------------------------------------------
                                                  PARENT         GUARANTOR     NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                 ---------      ------------   ------------     ------------     ------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ........................ $  (3,678)      $  14,428       $    --         $    --         $  10,750
                                                 ---------       ---------       ---------       ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and
      equipment ................................      --             5,430            --              --             5,430
   Capital expenditures ........................      --           (11,530)           --              --           (11,530)
                                                 ---------       ---------       ---------       ---------       ---------
     Net cash used in investing
        activities .............................      --            (6,100)           --              --            (6,100)
                                                 ---------       ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net ........................    (9,200)           --              --              --            (9,200)
   Merger and recapitalization
      expenses paid ............................    (1,099)           --              --              --            (1,099)
   Intercompany advances .......................    13,977         (13,977)           --              --              --
                                                 ---------       ---------       ---------       ---------       ---------
      Net cash used in financing
        activities .............................     3,678         (13,977)           --              --           (10,299)
                                                 ---------       ---------       ---------       ---------       ---------
      Net increase in cash .....................      --            (5,649)           --              --            (5,649)
Cash at the beginning of the period ............      --            29,019            --              --            29,019
                                                 ---------       ---------       ---------       ---------       ---------
Cash at the end of the period .................. $    --         $  23,370       $    --         $    --         $  23,370
                                                 =========       =========       =========       =========       =========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2000.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 156 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and inflated and volatile crude oil and petroleum product prices. For the three months ended March 31, 2001 we earned gross profit on our fuel sales and non-fuel sales of 6.9% and 58.8%, respectively. Accordingly, for the quarter ended March 31, 2001, while fuel sales constituted 72% of our total revenues and non-fuel sales constituted 27% of our total revenues, our non-fuel business generated 73% of our total gross profit while our fuel business generated 23% of our total gross profit. Rents and royalties constitute 1% of our total revenues and 4% of our total gross profit.

COMPOSITION OF OUR NETWORK

         The change in the number of sites within our network and in their method of operation is a significant factor influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from March 31, 2000 through March 31, 2001:

                                                     COMPANY-                    FRANCHISEE-
                                                     OPERATED        LEASED        OWNER         TOTAL
                                                      SITES          SITES         SITES         SITES
                                                      ------        ------        ------        ------
         Number of sites at March 31, 2000(1) ......     122            28            10           160
         Activity:
            Sales of sites .........................      (2)           (1)         --              (3)
            Conversions of leased sites to
                company-operated sites .............       2            (2)         --            --
            Termination of franchisee-owned site ...    --            --              (1)           (1)
                                                      ------        ------        ------        ------
         Number of sites at March 31, 2001(1) ......     122            25             9           156
                                                      ======        ======        ======        ======

(1) Includes one company-operated site held for development.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

         Revenues. Our consolidated revenues for the quarter ended March 31, 2001 were $497.0 million, which represents an increase from the quarter ended March 31, 2000 of $40.2 million, or 8.8%.

         Fuel revenue for the quarter ended March 31, 2001 increased by $31.2 million, or 9.5%, over the same period in 2000. The increase was attributable principally to increases in diesel fuel and gasoline sales volumes and was also due to a slight increase in average selling prices. Diesel fuel and gasoline sales volumes for the quarter ended March 31, 2001 increased 6.8% and 20.3%, respectively, as compared to the same period in 2000. For the quarter ended March 31, 2001, we sold 355.4 million gallons of diesel fuel and 22.5 million gallons of gasoline, as compared to 332.8 million gallons of diesel fuel and
18.7 million gallons of gasoline for the quarter ended March 31, 2000. These sales volume increases were due primarily to increases in same-site sales volumes and sales at sites we acquired or built during 2000, partially offset by a reduced level of wholesale fuel sales. Same-site diesel fuel sales volume for 2001 reflected a 12.2% increase from 2000 and same-site gasoline sales volume for 2001 reflected a 14.7% increase from 2000. We believe the same-site diesel fuel sales volume increase is a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program. Average diesel fuel and gasoline sales prices for the quarter ended March 31, 2001 increased by 1.8% and 1.4%, respectively, as compared to the same period in 2000, reflecting increases in commodity prices that were partially offset by our more competitive fuel pricing.

         Non-fuel revenues for the quarter ended March 31, 2001 of $133.4 million reflected an increase of $9.5 million, or 7.7%, from the same period in 2000. The increase was primarily attributable to the increased sales at the company-operated sites added to our network in 2000. Further, on a same-site basis, non-fuel revenue increased 3.0% for the quarter ended March 31, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

         Rent and royalty revenues for the quarter ended March 31, 2001 reflected a $0.5 million, or 10.6%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased and franchisee-owned sites to company-operated sites and the termination of the franchise agreements with two franchisees. This decrease was also affected by a 1.0% decrease in same-site royalty revenue and a 3.2% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended March 31, 2001 was $107.3 million, compared to $104.1 million for the same period in 2000, an increase of $3.2 million, or 3.1%. The increase in our gross profit was primarily due to increases in fuel and non-fuel sales volume that were partially offset by a reduced level of fuel margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $5.9 million, or 8.1%, to $78.7 million for the quarter ended March 31, 2001 compared to $72.8 million for the same period in 2000. This increase reflected both increased non-fuel sales volume and a $1.5 million increase in utilities expenses that resulted from significantly higher natural gas and electricity prices and relatively colder weather in 2001. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2001 were 58.4%, compared to 58.1% for the same period in 2000, reflecting the increased utility costs that were partially offset by the results of our cost-cutting measures at our sites.

         Our selling, general and administrative expenses for the quarter ended March 31, 2001 were $9.8 million, which reflected no change from the same period in 2000.

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur any transition expenses in the quarter ended March 31, 2001, and we do not anticipate incurring transition expenses in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for 2001 was $15.6 million, compared to $14.8 million for 2000. This increase resulted from a larger base of assets in 2001 due to our continued capital investments.

         Income from Operations. We generated income from operations of $4.5 million for the quarter ended March 31, 2001, compared to income from operations of $6.0 million for the same period in 2000. This decrease of $1.5 million was primarily attributable to (a) the decreased level of fuel margin per gallon, (b) the $0.5 million decrease in rent and royalty revenue, (c) the increase in operating expense as a percentage of non-fuel revenues, largely resulting from the increased utility costs, and (d) a $0.8 million increase in depreciation and amortization expense, partially offset by (e) a $1.3 million gain on sales of property and equipment, and (f) elimination of transition expenses and stock compensation expenses. EBITDA for the quarter ended March 31, 2001 was $20.1 million, as compared to EBITDA of $21.5 million for the quarter ended March 31, 2000. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. EBITDA for 2001 decreased from 2000 primarily as a result of the reduced level of fuel margin, the decrease in rent and royalty revenue and increased operating expenses relative to the increase in non-fuel revenues.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended March 31, 2001 increased by $4.7 million, or 43.9%, compared to 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000.

         Income Taxes. Our effective income tax benefit rates for the quarters March 31, 2001 and 2000 were 31.3% and 35.5%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate was due to changes in state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

         Net cash provided by operating activities totaled $10.8 million for the first quarter of 2001, compared to $8.9 million for the same period in the prior year. In 2001, we generated $6.6 million of cash from net reductions in working capital, as compared to a net investment of cash in working capital of $4.6 million in 2000. This increase in cash from working capital was partially offset by the $1.5 million decline in EBITDA from the prior year first quarter and the $5.0 million increase in interest expense.

         Net cash used in investing activities was $6.1 million for the first quarter of 2001, as compared to $20.4 million for the first quarter of 2000. This decrease in cash used in investing activities is attributable to increased proceeds from sales of property and equipment and a reduction in cash invested in business acquisitions. In the first quarter of 2001, we received $5.4 million of sales proceeds, primarily from the sales of two travel center sites, one in December 2000 and one in January 2001, while in the first quarter of 2000 we received essentially no proceeds from asset sales. In the first quarter of 2001, we made no business acquisitions, while in the first quarter of 2000 we completed five business acquisitions: we converted one leased site to a company-operated site, converted one franchisee-owned site to a company-operated site, acquired two company-operated sites from outside our network and made a minority investment in a related business. Although the level of capital expenditures in the first quarter of 2001 was consistent with that in the first quarter of 2000, our capital expenditures for the year 2001 will not match those of the year 2000 due to a planned reduction of capital spending, primarily as a result of the significant progress made in 2000 with respect to our site re-image program. We expect 2001 capital expenditures to total $50 million.

         Net cash used in financing activities was $10.3 million during the first quarter of 2001, while cash provided by financing activities in the first quarter of 2000 was $11.7 million. In the first quarter of 2001, we made net repayments of revolving credit facility indebtedness of $9.2 million and paid $1.1 million of fees and expenses recognized in connection with our merger and recapitalization transactions in 2000. In the first quarter of 2000, we made net borrowings under our revolving credit facility of $12.1 million, primarily to fund the business acquisitions we completed in that quarter. At March 31, 2001, $67.3 million of our $100 million revolving credit facility was available for borrowings.

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

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of March 31, 2001, we had a reserve of $5.6 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

FORWARD-LOOKING STATEMENTS

      This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this offering circular that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this offering circular to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2000.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the first quarter of 2001, we filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRAVELCENTERS OF AMERICA, INC.
                                                  (Registrant)


Date: May 15, 2001              By:      /s/ James W. George
                                    --------------------------------------------
                                     Name:    James W. George
                                     Title:   Senior Vice President and
                                                  Chief Financial Officer
                                              (Principal Financial Officer and
                                               Duly Authorized Officer)