Form 10-Q
period 2001-06-30
TRAVELCENTERS OF AMERICA INC
filed 2001-08-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            ------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                        Commission file number 333-52442


                            ------------------------


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

                INDEX                                                               PAGE NO.
                -----                                                               --------

PART I.         FINANCIAL INFORMATION

    Item 1.     Consolidated Balance Sheet as of December 31, 2000 and
                June 30, 2001                                                           2

                Unaudited Consolidated Statement of Operations for the
                three months and six months ended June 30, 2000 and 2001                3

                Unaudited Consolidated Statement of Cash Flows for the
                six months ended June 30, 2000 and 2001                                 4

                Unaudited Statement of Nonredeemable Stockholders' Equity
                for the six months ended June 30, 2000 and 2001                         5

                Selected Notes to Unaudited Consolidated Financial Statements           6

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              18

    Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                                            24

PART II.        OTHER INFORMATION

    Item 1.     Legal Proceedings                                                      24

    Item 4.     Submission of Matters to a Vote of Security Holders                    24

    Item 6.     Exhibits and Reports on Form 8-K                                       24

SIGNATURE                                                                              25

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                                          JUNE 30,
                                                                                         DECEMBER 31,       2001
                                                                                             2000       (UNAUDITED)
                                                                                         ------------   -----------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)

 Current assets:
    Cash..............................................................................    $   29,019     $   23,277
    Accounts receivable (less allowance for doubtful accounts of $4,291 for 2000 and
       $3,098 for 2001)...............................................................        81,388         72,826
    Inventories.......................................................................        61,772         58,571
    Deferred income taxes.............................................................         7,288          6,667
    Other current assets..............................................................        13,501          9,663
                                                                                          ----------     ----------
         Total current assets.........................................................       192,968        171,004
 Notes receivable, net................................................................           214              -
 Property and equipment, net..........................................................       465,633        459,487
 Intangible assets....................................................................        27,079         25,257
 Deferred financing costs.............................................................        32,662         31,442
 Deferred income taxes................................................................         7,933         13,094
 Other noncurrent assets..............................................................         8,566          8,470
                                                                                          ----------     ----------
         Total assets.................................................................    $  735,055     $  708,754
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities of long-term debt..............................................    $      123     $    1,803
    Accounts payable..................................................................        82,844         84,307
    Other accrued liabilities.........................................................        71,274         55,605
                                                                                          ----------     ----------
         Total current liabilities....................................................       154,241        141,715
 Commitments and contingencies (Note 6)
 Long-term debt.......................................................................       547,607        541,041
 Deferred income taxes................................................................         3,167          3,498
 Other noncurrent liabilities.........................................................         5,416          7,126
                                                                                          ----------     ----------
                                                                                             710,431        693,380

 Redeemable equity....................................................................           527            565
 Nonredeemable equity:
    Common stock and other stockholders' equity.......................................       215,843        214,581
    Accumulated deficit...............................................................      (191,746)      (199,772)
                                                                                          ----------     ----------
         Total nonredeemable equity...................................................        24,097         14,809
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  735,055     $  708,754
                                                                                          ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     --------------------------     -------------------------
                                                         2000           2001           2000           2001
                                                     -----------     ----------     ----------     ----------
                                                        (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Revenues:
   Fuel............................................. $   337,979     $  363,728     $  666,182     $  723,097
   Nonfuel..........................................     144,158        151,490        268,045        284,881
   Rent and royalties...............................       4,673          4,356          9,393          8,610
                                                     -----------     ----------     ----------     ----------
         Total revenues.............................     486,810        519,574        943,620      1,016,588
Cost of goods sold (excluding depreciation):
   Fuel.............................................     310,917        337,732        612,898        672,423
   Nonfuel..........................................      59,379         61,204        110,070        116,224
                                                     -----------     ----------     ----------     ----------
         Total cost of goods sold (excluding
            depreciation)...........................     370,296        398,936        722,968        788,647
                                                     -----------     ----------     ----------     ----------

Gross profit (excluding depreciation)...............     116,514        120,638        220,652        227,941

Operating expenses..................................      78,341         81,991        151,125        160,647
Selling, general and administrative expenses........       9,953          9,983         19,719         19,845
Transition expenses.................................         108              -            367              -
Depreciation and amortization expense...............      16,266         14,245         31,039         29,830
(Gain) loss on sales of property and equipment......          25             15             86         (1,314)
Stock compensation expense..........................         450              -            900              -
                                                     -----------     ----------     ----------     ----------
Income from operations..............................      11,371         14,404         17,416         18,933
Interest and other financial costs, net.............     (11,225)       (14,932)       (21,886)       (30,273)
                                                     -----------     ----------     ----------     ----------

Income (loss) before income taxes...................         146           (528)        (4,470)       (11,340)
Provision (benefit) for income taxes................          80             74         (1,557)        (3,314)
                                                     -----------     ----------     ----------     ----------

Net income (loss)...................................          66           (602)        (2,913)        (8,026)

Less: preferred dividend accretion..................      (2,691)             -         (5,382)             -
                                                     -----------     ----------     ----------     ----------
(Loss) available to common stockholders............. $    (2,625)    $     (602)    $   (8,295)    $   (8,026)
                                                     ===========     ==========     ==========     ==========

Loss per common share (basic and diluted)........... $     (3.05)    $    (0.09)    $    (9.55)    $    (1.16)
                                                     ===========     ==========     ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                        -----------------------------
                                                                                           2000               2001
                                                                                        ----------        -----------
                                                                                           (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)........................................................................   $   (2,913)       $    (8,026)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense..........................................       31,752             31,050
      Deferred income tax provision..................................................       (1,859)            (3,558)
      Provision for doubtful accounts................................................          630                500
      Provision for stock compensation...............................................          900                  -
      (Gain) loss on sales of property and equipment.................................           86             (1,314)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................      (18,062)             5,974
         Inventories.................................................................        1,829              3,201
         Other current assets........................................................        1,824              3,838
         Accounts payable............................................................       21,723              1,463
         Other current liabilities...................................................       (5,563)           (13,246)
   Other, net........................................................................         (697)               300
                                                                                        ----------        -----------
       Net cash provided by operating activities.....................................       29,650             20,182
                                                                                        ----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions............................................................       (8,959)                 -
    Proceeds from sales of property and equipment....................................          127              5,431
    Capital expenditures.............................................................      (23,689)           (23,530)
                                                                                        ----------        -----------
       Net cash used in investing activities.........................................      (32,521)           (18,099)
                                                                                        ----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Revolving loan borrowings (repayments), net......................................        6,000             (5,400)
    Long-term debt repayments........................................................       (1,348)               (40)
    Purchase of common stock.........................................................         (833)                 -
    Issuance of common stock.........................................................            -                 38
    Merger and recapitalization expenses paid........................................            -             (2,423)
                                                                                        ----------        -----------
       Net cash provided by (used in) financing activities...........................        3,819             (7,825)
                                                                                        ----------        -----------
           Net increase (decrease) in cash...........................................          948             (5,742)

Cash at the beginning of the period..................................................       18,040             29,019
                                                                                        ----------        -----------
Cash at the end of the period........................................................   $   18,988        $    23,277
                                                                                        ==========        ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

            UNAUDITED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY


                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                --------------------------
                                                                                    2000           2001
                                                                                -----------      ---------
                                                                                 (IN THOUSANDS OF DOLLARS)

PREFERRED STOCK:
   Balance at beginning and end of period....................................   $        38      $       -
                                                                                ===========      =========

COMMON STOCK:
   Balance at beginning and end of period....................................   $        14      $       3
                                                                                ===========      =========

TREASURY STOCK:
   Balance at beginning of period............................................   $    (9,058)     $       -
          Acquisition of treasury stock......................................          (125)             -
                                                                                -----------      ---------
   Balance at end of period..................................................   $    (9,183)     $       -
                                                                                ===========      =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period....................................   $    61,122      $ 215,840
                                                                                ===========      =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................   $         -      $       -
          Change in accounting principle, net of tax.........................             -           (343)
          Change in fair value of interest rate protection agreement, net....
             of tax                                                                       -           (919)
                                                                                -----------      ---------
   Balance at end of period..................................................   $         -      $  (1,262)
                                                                                ===========      =========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................   $    24,764      $(191,746)
          Net loss...........................................................        (2,979)        (8,026)
          Accretion of preferred stock dividends.............................        (2,691)             -
                                                                                -----------      ---------
   Balance at end of period..................................................   $   (30,434)     $(199,772)
                                                                                ===========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At June 30, 2001, our geographically diverse nationwide network of full-service travel centers consisted of 156 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The accompanying unaudited, consolidated financial statements as of and for the three- and six-month periods ended June 30, 2000 and 2001 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the three- and six-month periods ended June 30, 2000 and 2001, and are not necessarily indicative of the results to be expected for the full year.


2.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            ------------------------      ------------------------
                                                               2000           2001           2000           2001
                                                            ---------      ---------      ---------      ---------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

      Basic EPS and Diluted EPS:
        Net income (loss).................................. $      66      $    (602)     $  (2,913)     $  (8,026)
        Less: Preferred stock dividend accretion...........    (2,691)             -         (5,382)             -
                                                            ---------      ---------      ---------      ---------
        Net loss available to common stockholders..........    (2,625)          (602)        (8,295)        (8,026)
        Weighted average shares outstanding................       860          6,931            869          6,931
                                                            ---------      ---------      ---------      ---------
        Loss per share..................................... $   (3.05)     $   (0.09)     $   (9.55)     $   (1.16)
                                                            =========      =========      =========      =========

                          TRAVELCENTERS OF AMERICA, INC
         SELECTED NOTES TO UNAUDITED COPNSOLIDATED FINANCIAL STATEMENTS


         The assumed conversion of stock options, warrants and convertible series of preferred stock would have had an antidilutive effect on the loss per share for the three- and six-month periods ended June 30, 2000.

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


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               2000           2001           2000           2001
                                                            ----------     ----------     ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

  Net income (loss).......................................  $       66     $     (602)    $   (2,913)    $   (8,026)
  Gain (loss) on fair value of interest rate protection
    agreement, net of tax.................................           -              4              -           (919)
                                                            ----------     ----------     ----------     ----------
    Total comprehensive income (loss).....................  $       66     $     (598)    $   (2,913)    $   (8,945)
                                                            ==========     ==========     ==========     ==========


4.       INVENTORIES

         Inventories consist of the following:


                                                                                      DECEMBER 31,     JUNE 30,
                                                                                         2000            2001
                                                                                     --------------  ------------
                                                                                      (IN THOUSANDS OF DOLLARS)

  Nonfuel merchandise............................................................... $     50,809    $     51,933
  Petroleum products................................................................       10,963           6,638
                                                                                      -----------    ------------
      Total inventories............................................................. $     61,772    $     58,571
                                                                                     ============    ============


5.       PROPERTY AND EQUIPMENT

         At June 30, 2001, we were holding for sale eleven facilities, two of which had been closed during 1999 and the remaining nine of which we intend to continue to operate until such time as they are sold. Based on the estimated sales proceeds and costs of selling these sites, an impairment charge of $1,365,000 was recognized during the second quarter of 2001. This charge was included in depreciation and amortization expense in our consolidated statement of operations. The total carrying value of these eleven facilities at June 30, 2001, after reflecting the impairment charge, was $10,977,000 and the operations at these sites resulted in a $77,000 loss from operations for the six months ended June 30, 2001.

         Effective April 1, 2001, we changed our accounting estimates related to depreciation. Based upon our evaluation of our assets, our estimates of the useful lives for certain types of property and equipment were extended five years. These changes reduced depreciation expense by $2,829,000, net loss by $1,901,000 and loss per share by $0.28 per share for the six months ended June 30, 2001.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.       COMMITMENTS AND CONTINGENCIES

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

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of June 30, 2001, we had a reserve for these matters of $4,939,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ---------------------------
                                                                                          2000           2001
                                                                                      -----------     -----------
                                                                                       (IN THOUSANDS OF DOLLARS)

  Revolving loan borrowings.........................................................  $   128,100     $   355,300
  Revolving loan repayments.........................................................     (122,100)       (360,700)
                                                                                      -----------     -----------
    Revolving loan borrowings (repayments), net.....................................  $     6,000     $    (5,400)
                                                                                      ===========     ===========

  Cash paid during the period for:
    Interest........................................................................  $    20,721     $    31,998
    Income taxes (net of refunds)...................................................  $     1,631     $       243


         During the first quarter of 2000, we assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable.


8.       OTHER INFORMATION


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                          JUNE 30,                     JUNE 30,
                                                                 -------------------------     -------------------------
                                                                    2000           2001           2000           2001
                                                                 ----------     ----------     ----------     ----------
                                                                  (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Interest and other financial costs consists of the following:
   Cash interest expense......................................   $  (10,908)    $  (14,010)    $  (21,299)    $  (28,577)
   Cash interest income.......................................           67             27            180             78
   Amortization of discount on debt...........................          (27)          (276)           (54)          (554)
   Amortization of deferred financing costs...................         (357)          (673)          (713)        (1,220)
                                                                 ----------     ----------     ----------     ----------
   Interest and other financial costs, net....................   $  (11,225)    $  (14,932)    $  (21,886)    $  (30,273)
                                                                 ==========     ==========     ==========     ==========


9.       CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2000 and June 30, 2001, our condensed consolidating statement of operations schedules for the three- and six-month periods ended June 30, 2000 and 2001 and our condensed consolidating statement of cash flows schedules for the six-month periods ended June 30, 2000 and 2001. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

         The Guarantor Subsidiaries (TA Operating Corporation, National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P.) are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                           DECEMBER 31, 2000
                                                ---------------------------------------------------------------------------
                                                   PARENT        GUARANTOR     NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                -----------     ------------   -------------   ------------    ------------
                                                                         (IN THOUSANDS OF DOLLARS)

 ASSETS
 Current assets:
    Cash....................................... $         -     $    29,019    $         -     $         -     $    29,019
    Accounts receivable, net...................           -          81,015          1,366            (993)         81,388
    Inventories................................           -          61,772              -               -          61,772
    Deferred income taxes......................           -           7,288              -               -           7,288
    Other current assets.......................       6,114           9,349            128          (2,090)         13,501
                                                -----------     -----------    -----------     -----------     -----------
         Total current assets..................       6,114         188,443           1494          (3,083)        192,968
 Notes receivable, net.........................           -             214              -               -             214
 Property and equipment, net...................           -         465,633              -               -         465,633
 Intangible assets.............................           -          27,079              -               -          27,079
 Deferred financing costs......................      32,662               -              -               -          32,662
 Deferred income taxes.........................      12,833          (4,900)             -               -           7,933
 Other noncurrent assets.......................         827           7,739              -               -           8,566
 Investment in subsidiaries....................     220,579               -              -        (220,579)              -
                                                -----------     -----------    -----------     -----------     -----------
         Total assets.......................... $   273,015     $   684,208    $     1,494     $  (223,662)    $   735,055
                                                ===========     ===========    ===========     ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt....... $         -     $       123    $         -     $         -     $       123
    Accounts payable...........................           -          82,615            229               -          82,844
    Other accrued liabilities..................       8,730          64,544          1,083          (3,083)         71,274
                                                -----------     -----------    -----------     -----------     -----------
         Total current liabilities.............       8,730         147,282          1,312          (3,083)        154,241
 Long-term debt (net of unamortized discount)..     544,788           2,819              -               -         547,607
 Deferred income taxes.........................           -           3,167              -               -           3,167
 Intercompany payable (receivable).............    (306,382)        311,263         (4,881)              -               -
 Other noncurrent liabilities..................           -           5,416              -               -           5,416
                                                -----------     -----------   ------------     -----------     -----------
         Total liabilities.....................     247,136         469,947         (3,569)         (3,083)        710,431

 Redeemable equity.............................         527               -              -               -             527

 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity...................................     217,098         185,660              -        (186,915)        215,843
    Retained earnings (accumulated
      deficit).................................    (191,746)         28,601          5,063         (33,664)       (191,746)
                                                -----------     -----------    -----------     -----------     -----------
         Total nonredeemable stockholders'
            equity.............................      25,352         214,261          5,063        (220,579)         24,097
                                                -----------     -----------    -----------     -----------     -----------
         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity............................. $   273,015     $   684,208    $     1,494     $  (223,662)    $   735,055
                                                ===========     ===========    ===========     ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                                         JUNE 30, 2001
                                                            -----------------------------------------------------------------------
                                                             PARENT        GUARANTOR      NONGUARANTOR
                                                             COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                            ---------     ------------    ------------   ------------  ------------
                                                                                    (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
   Cash ..............................................      $      --       $  23,277       $    --       $      --       $  23,277
   Accounts receivable, net ..........................             --          72,908           972          (1,054)         72,826
   Inventories .......................................             --          58,571            --              --          58,571
   Deferred income taxes .............................             --           6,667            --              --           6,667
   Other current assets ..............................          7,182           5,489            84          (3,092)          9,663
                                                            ---------       ---------       -------       ---------       ---------
        Total current assets .........................          7,182         166,912         1,056          (4,146)        171,004
Property and equipment, net ..........................             --         459,487            --              --         459,487
Intangible assets ....................................             --          25,257            --              --          25,257
Deferred financing costs .............................         31,442              --            --              --          31,442
Deferred income taxes ................................         16,519          (3,425)           --              --          13,094
Other noncurrent assets ..............................            681           7,789            --              --           8,470
Investment in subsidiaries ...........................        221,712              --            --        (221,712)             --
                                                            ---------       ---------       -------       ---------       ---------
        Total assets .................................      $ 277,536       $ 656,020       $ 1,056       $(225,858)      $ 708,754
                                                            =========       =========       =======       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..............      $   1,640       $     163       $    --       $      --       $   1,803
   Accounts payable ..................................             --          84,124           183              --          84,307
   Other accrued liabilities .........................          5,166          54,119           466          (4,146)         55,605
                                                            ---------       ---------       -------       ---------       ---------
        Total current liabilities ....................          6,806         138,406           649          (4,146)        141,715
Long-term debt (net of unamortized discount) .........        538,247           2,794            --              --         541,041
Deferred income taxes ................................             --           3,498            --              --           3,498
Intercompany payable (receivable) ....................       (286,059)        290,471        (4,412)             --              --
Other noncurrent liabilities .........................          1,913           5,213            --              --           7,126
                                                            ---------       ---------       -------       ---------       ---------
        Total liabilities ............................        260,907         440,382        (3,763)         (4,146)        693,380
Redeemable equity ....................................            565              --            --              --             565

Nonredeemable stockholders' equity:
    Common stock and other
      stockholders' equity ...........................        215,836         185,660            --        (186,915)        214,581
    Retained earnings (deficit) ......................       (199,772)         29,978         4,819         (34,797)       (199,772)
                                                            ---------       ---------       -------       ---------       ---------
        Total nonredeemable stockholders'
           equity ....................................         16,064         215,638         4,819        (221,712)         14,809
                                                            ---------       ---------       -------       ---------       ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity ......................      $ 277,536       $ 656,020       $ 1,056       $(225,858)      $ 708,754
                                                            =========       =========       =======       =========       =========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:


                                                                     THREE MONTHS ENDED JUNE 30, 2000
                                                   ---------------------------------------------------------------------
                                                    PARENT      GUARANTOR      NONGUARANTOR
                                                    COMPANY    SUBSIDIARIES     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                                   ----------  ------------    ------------  ------------   ------------
                                                                        (IN THOUSANDS OF DOLLARS)

      Revenues:
         Fuel...................................   $        -    $  337,979     $        -    $        -     $  337,979
         Nonfuel................................            -       144,158              -             -        144,158
         Rent and royalties.....................            -         4,156          1,770        (1,253)         4,673
                                                   ----------    ----------     ----------    ----------     ----------
         Total revenues.........................            -       486,293          1,770        (1,253)       486,810
      Cost of goods sold (excluding
         depreciation)..........................            -       370,296              -             -        370,296
                                                   ----------    ----------     ----------    ----------     ----------
      Gross profit (excluding depreciation).....            -       115,997          1,770        (1,253)       116,514
      Operating expenses........................            -        78,323          1,271        (1,253)        78,341
      Selling, general and
          administrative expenses...............          200         8,567          1,186             -          9,953
      Transition expenses.......................            -           108              -             -            108
      Depreciation and amortization expense.....            -        16,266              -             -         16,266
      Loss on sales of property and equipment ..            -            25              -             -             25
      Stock compensation expense................            -           450              -             -            450
                                                   ----------    ----------     ----------    ----------     ----------
      Income (loss) from operations.............         (200)       12,258           (687)            -         11,371
      Interest and other financial costs, net...         (356)      (10,865)            (3)            -        (11,225)
      Equity income (loss)......................         (434)            -              -          (434)             -
                                                   ----------    ----------     ----------    ----------     ----------
      Income (loss) before income taxes.........         (123)        1,393           (690)         (434)           146
      Provision (benefit) for income taxes......         (189)          544           (275)            -             80
                                                   ----------    ----------     ----------    ----------     ----------
      Net income (loss).........................           66           849           (415)         (434)            66
      Less: preferred dividend accretion........       (2,691)            -              -             -         (2,691)
                                                   ----------    ----------     ----------    ----------     ----------
      Income (loss) available to common
            stockholders........................   $   (2,625)   $     (849)    $     (415)   $     (434)    $   (2,625)
                                                   ==========    ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 THREE MONTHS ENDED JUNE 30, 2001
                                               --------------------------------------------------------------------
                                                PARENT       GUARANTOR     NONGUARANTOR
                                                COMPANY      SUBSIDIARY     SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                               ----------    -----------   ------------  ------------  ------------
                                                                     (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................... $        -     $  363,728    $        -    $        -    $  363,728
    Nonfuel...................................          -        151,490             -             -       151,490
    Rent and royalties........................          -          3,768         1,642        (1,054)        4,356
                                               ----------     ----------    ----------    ----------    ----------

    Total revenues............................          -        518,986         1,642        (1,054)      519,574
 Cost of goods sold (excluding depreciation)..          -        398,936             -             -       398,936
                                               ----------     ----------    ----------    ----------    ----------
 Gross profit (excluding depreciation)........          -        120,050         1,642        (1,054)      120,638

 Operating expenses...........................          -         81,976         1,069        (1,054)       81,991
 Selling, general and
     administrative expenses..................         58          9,536           389             -         9,983
 Depreciation and amortization expense........          -         14,245             -             -        14,245
 Loss on sales of property and equipment......          -             15             -             -            15
                                               ----------     ----------    ----------    ----------    ----------
 Income (loss) from operations................        (58)        14,278           184             -        14,404
 Interest and other financial costs, net......     (6,175)        (8,757)            -             -       (14,932)
 Equity income (loss).........................      3,327              -             -        (3,327)            -
                                               ----------     ----------    ----------    ----------    ----------
 Income (loss) before income taxes............     (2,906)         5,521           184        (3,327)         (528)
 Provision (benefit) for income taxes.........     (2,304)         2,315            63             -            74
                                               ----------     ----------    ----------    ----------    ----------
 Net income (loss)............................ $     (602)    $    3,206    $      121    $   (3,327)   $     (602)
                                               ==========     ==========    ==========    ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                SIX MONTHS ENDED JUNE 30, 2000
                                             ---------------------------------------------------------------------
                                               PARENT      GUARANTOR     NONGUARANTOR
                                               COMPANY    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             ----------   ------------   -------------  ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel...................................   $        -    $  666,182     $        -    $        -     $  666,182
   Nonfuel................................            -       268,045              -             -        268,045
   Rent and royalties.....................            -         8,257          3,501        (2,365)         9,393
                                             ----------    ----------     ----------    ----------     ----------

   Total revenues.........................            -       942,484          3,501        (2,365)       943,620
Cost of goods sold (excluding
   depreciation)..........................            -       722,968              -             -        722,968
                                             ----------    ----------     ----------    ----------     ----------
Gross profit (excluding depreciation).....            -       219,516          3,501        (2,365)       220,652

Operating expenses........................            -       151,093          2,397        (2,365)       151,125
Selling, general and
    administrative expenses...............          400        16,977          2,342             -         19,719
Transition expenses.......................            -           367              -             -            367
Depreciation and amortization expense.....            -        31,039              -             -         31,039
Loss on sales of property and equipment...            -            86              -             -             86
Stock compensation expense................            -           900              -             -            900
                                             ----------    ----------     ----------    ----------     ----------
Income (loss) from operations.............         (400)       19,054         (1,238)            -         17,416
Interest and other financial costs, net...         (713)      (21,170)            (3)            -        (21,886)
Equity income (loss)......................       (2,178)            -              -         2,178              -
                                             ----------    ----------     ----------    ----------     ----------
Income (loss) before income taxes.........       (3,291)       (2,116)        (1,241)        2,178         (4,470)
Provision (benefit) for income taxes......         (378)         (688)          (491)            -         (1,557)
                                             ----------    ----------     ----------    ----------     ----------
Net income (loss).........................       (2,913)       (1,428)          (750)        2,178         (2,913)
Less: preferred dividend accretion........       (5,382)            -              -             -         (5,382)
                                             ----------    ----------     ----------    ----------     ----------
Income (loss) available to common
      stockholders........................   $   (8,295)   $   (1,428)    $     (750)   $    2,178     $   (8,295)
                                             ==========    ==========     ===========   ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  SIX MONTHS ENDED JUNE 30, 2001
                                               ---------------------------------------------------------------------
                                                PARENT      GUARANTOR      NONGUARANTOR
                                                COMPANY     SUBSIDIARY      SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                               ---------    ----------     ------------  ------------   ------------
                                                                      (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................... $       -     $ 723,097      $       -     $       -      $ 723,097
    Nonfuel...................................         -       284,881              -             -        284,881
    Rent and royalties........................         -         7,486          3,161        (2,037)         8,610
                                               ---------     ---------      ---------     ---------      ---------
    Total revenues............................         -     1,015,464          3,161        (2,037)     1,016,588
 Cost of goods sold (excluding depreciation)..         -       788,647              -             -        788,647
                                               ---------     ---------      ---------     ---------      ---------
 Gross profit (excluding depreciation)........         -       226,817          3,161        (2,037)       227,941

 Operating expenses...........................         -       160,599          2,085        (2,037)       160,647
 Selling, general and
     administrative expenses..................       254        18,145          1,446             -         19,845
 Depreciation and amortization expense........         -        29,830              -             -         29,830
 (Gain) on sales of property and equipment....         -        (1,314)             -             -         (1,314)
                                               ---------     ---------      ---------     ---------      ---------
 Income (loss) from operations................      (254)       19,557           (370)            -         18,933
 Interest and other financial costs, net......   (12,983)      (17,290)             -             -        (30,273)
 Equity income (loss).........................     1,133             -              -        (1,133)             -
                                               ---------     ---------      ---------     ---------      ---------
 Income (loss) before income taxes............   (12,104)        2,267           (370)       (1,133)       (11,340)
 Provision (benefit) for income taxes.........    (4,078)          890           (126)            -         (3,314)
                                               ---------     ---------      ---------     ---------      ---------
 Net income (loss)............................ $  (8,026)    $   1,377      $    (244)    $  (1,133)     $  (8,026)
                                               =========     =========      =========     =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:


                                                               SIX MONTHS ENDED JUNE 30, 2000
                                            ---------------------------------------------------------------------
                                             PARENT       GUARANTOR     NONGUARANTOR
                                             COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            ----------   ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES..................   $   (4,131)    $   33,781     $        -    $        -     $   29,650
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions.................            -         (8,959)             -             -         (8,959)
   Proceeds from sales of property and
      equipment..........................            -            127              -             -            127
   Capital expenditures..................            -        (23,689)             -             -        (23,689)
                                            ----------     ----------     ----------    ----------     ----------
     Net cash used in investing
        activities.......................            -        (32,521)             -             -        (32,521)
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net..................        6,000              -              -             -          6,000
   Long-term debt repayments.............         (722)          (626)             -             -         (1,348)
   Repurchase of common stock............         (833)             -              -             -           (833)
   Intercompany advances.................         (314)           314              -             -              -
                                            ----------     ----------     ----------    ----------     ----------
      Net cash provided by (used in)
        financing activities.............        4,131           (312)             -             -          3,819
                                            ----------     ----------     ----------    ----------     ----------
      Net increase in cash...............            -            948              -             -            948
Cash at the beginning of the period......            -         18,040              -             -         18,040
                                            ----------     ----------     ----------    ----------     ----------
Cash at the end of the period............   $        -     $   18,988     $        -    $        -     $   18,988
                                            ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                             ---------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             ----------    ------------  ------------  ------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $  (14,098)    $   34,280    $        -     $        -    $   20,182
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
       equipment...........................           -          5,431             -              -         5,431
    Capital expenditures...................           -        (23,530)            -              -       (23,530)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (18,099)            -              -       (18,099)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net...................      (5,400)             -             -              -        (5,400)
    Long-term debt repayments..............           -            (40)            -              -           (40)
    Issuance of common stock...............          38              -             -              -            38
    Merger and recapitalization
       expenses paid.......................      (2,423)             -             -              -        (2,423)
    Intercompany advances..................      21,883        (21,883)            -              -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash used in financing
         activities........................      14,098        (21,923)            -              -        (7,825)
                                             ----------     ----------    ----------     ----------    ----------
       Net decrease in cash................           -         (5,742)            -              -        (5,742)
 Cash at the beginning of the period.......           -         29,019             -              -        29,019
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   23,277    $        -     $        -    $   23,277
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


OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. As of June 30, 2001, our geographically diverse network consisted of 156 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and inflated and volatile crude oil and petroleum product prices. For the six months ended June 30, 2001 we earned gross profit on our fuel sales and non-fuel sales of 7.0% and 59.2%, respectively. Accordingly, for the six months ended June 30, 2001, while fuel sales constituted 71% of our total revenues and non-fuel sales constituted 28% of our total revenues, our non-fuel business generated 74% of our total gross profit while our fuel business generated 22% of our total gross profit. Rents and royalties constitute 1% of our total revenues and 4% of our total gross profit.


COMPOSITION OF OUR NETWORK

         The change in the number of sites within our network and in their method of operation is a significant factor influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from June 30, 2000 through June 30, 2001:

                                            COMPANY-                     FRANCHISEE-
                                            OPERATED        LEASED          OWNED         TOTAL
                                             SITES          SITES          SITES          SITES
                                            --------        ------       -----------      ------

Number of sites at June 30, 2000(1)             122             28             10            160
Activity:
   Sales of sites                                (2)            (1)             -             (3)
   Conversions of leased sites to
       company-operated sites                     2             (2)             -              -
   Termination of franchisee-owned site           -              -             (1)            (1)
                                             ------         ------         ------         ------
Number of sites at June 30, 2001(1)             122             25              9            156
                                             ======         ======         ======         ======

(1) Includes one company-operated site held for development.


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2001 COMPARED TO QUARTER ENDED JUNE 30, 2000

         Revenues. Our consolidated revenues for the quarter ended June 30, 2001 were $519.6 million, which represents an increase from the quarter ended June 30, 2000 of $32.8 million, or 6.7%.

         Fuel revenue for the quarter ended June 30, 2001 increased by $25.7 million, or 7.6%, over the same period in 2000. The increase was attributable principally to increases in diesel fuel and gasoline sales volumes and was also due to increases in average selling prices. Diesel fuel and gasoline sales volumes for the quarter ended June 30, 2001 increased 1.4% and 20.8%, respectively, as compared to the same period in 2000. For the quarter ended June 30, 2001, we sold 343.8 million gallons of diesel fuel and 31.3 million gallons of gasoline, as compared to 339.2 million gallons of diesel fuel and 25.9 million gallons of gasoline for the quarter ended June 30, 2000. These sales volume increases were due primarily to increases in same-site sales volumes and sales at sites we acquired or built during 2000, partially offset by a reduced level of wholesale fuel sales. Same-site diesel fuel sales volume for the second quarter of 2001 reflected a 6.7% increase from the second quarter of 2000 and same-site gasoline sales volume for the second quarter of 2001 reflected a 18.4% increase from the second quarter of 2000. We believe the same-site diesel fuel sales volume increase is a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program. Average diesel fuel and gasoline sales prices for the quarter ended June 30, 2001 increased by 4.5% and 3.9%, respectively, as compared to the same period in 2000, reflecting increases in commodity prices that were partially offset by our more competitive fuel pricing.

         Non-fuel revenues for the quarter ended June 30, 2001 of $151.5 million reflected an increase of $7.3 million, or 5.1%, from the same period in 2000. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 4.6% for the quarter ended June 30, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to sales at the company-operated sites added to our network since June 2000.

         Rent and royalty revenues for the quarter ended June 30, 2001 reflected a $0.3 million, or 6.4%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased and franchisee-owned sites to company-operated sites and the termination of the franchise agreements with two franchisees, partially offset by a 1.0% increase in same-site royalty revenue and a 3.2% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended June 30, 2001 was $120.6 million, compared to $116.5 million for the same period in 2000, an increase of $4.1 million, or 3.5%. The increase in our gross profit was primarily due to increases in fuel and non-fuel sales volume that were partially offset by a reduced level of fuel margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $3.7 million, or 4.7%, to $82.0 million for the quarter ended June 30, 2001 compared to $78.3 million for the same period in 2000. This increase reflected both increased non-fuel sales volume and a $0.9 million increase in utilities expenses that resulted from significantly higher natural gas and electricity prices. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the quarter ended June 30, 2001 were 53.7%, compared to 54.3% for the same period in 2000, reflecting the results of our cost-cutting measures at our sites somewhat offset by increased utility costs.

         Our selling, general and administrative expenses for the quarter ended June 30, 2001 were $10.0 million, which reflected no change from the same period in 2000.

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur any transition expenses in the quarter ended June 30, 2001, and we do not anticipate incurring transition expenses in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended June 30, 2001 was $14.2 million, compared to $16.3 million for the quarter ended June 30, 2000. This decrease is attributable to two primary factors. Depreciation expense decreased as a result of a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the quarter ended June 30, 2001 by $2.8 million from what it would have been. Partially offsetting this decrease, we recognized an impairment charge of $1.4 million in the second quarter of 2001 with respect to sites we are holding for sale.

         Income from Operations. We generated income from operations of $14.4 million for the quarter ended June 30, 2001, compared to income from operations of $11.4 million for the same period in 2000. This increase of $3.0 million, or 26.3%, was primarily attributable to (a) increased fuel sales volume, (b) increased non-fuel sales volume, (c) the decrease in operating expenses as a percentage of non-fuel revenues, (d) the $2.1 million reduction in depreciation and amortization expense that includes the net effect of both the change in estimated useful lives and the impairment charge and (e) elimination of transition expenses and stock compensation expenses, partially offset by (f) reduced fuel margin per gallon and (g) reduced rent and royalty revenues. EBITDA for the quarter ended June 30, 2001 was $28.6 million, as compared to EBITDA of $28.2 million for the quarter ended June 30, 2000. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. EBITDA for the quarter ended June 30, 2001 increased over the quarter ended June 30, 2000 primarily as a result of the increase in non-fuel sales and decrease in operating expenses as a percentage of non-fuel revenues, partially offset by the reduced level of fuel margin and the decrease in rent and royalty revenue.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended June 30, 2001 increased by $3.7 million, or 33.0%, compared to the same period in 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000.

         Income Taxes. Our effective income tax rates for the quarters ended June 30, 2001 and 2000 were 14.0% and 54.8%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective rate was due to the taxable losses incurred in 2001 as opposed to the low level of pre-tax income earned in 2000. As a result of the low level of pre-tax income in 2000, permanent differences and state tax provisions had a significantly larger effect on the 2000 effective tax rate.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues. Our consolidated revenues for the six-month period ended June 30, 2001 were $1,016.6 million, which represents an increase from the six-month period ended June 30, 2000 of $73.0 million, or 7.7%.

         Fuel revenue for the six-month period ended June 30, 2001 increased by $56.9 million, or 8.5%, over the same period in 2000. The increase was attributable principally to increases in diesel fuel and gasoline sales volumes and was also due to increases in average selling prices. Diesel fuel and gasoline sales volumes for the six-month period ended June 30, 2001 increased 4.1% and 20.4%, respectively, as compared to the same period in 2000. For the six-month period ended June 30, 2001, we sold 699.2 million gallons of diesel fuel and 53.7 million gallons of gasoline, as compared to 671.9 million gallons of diesel fuel and 44.6 million gallons of gasoline for the six-month period ended June 30, 2000. These sales volume increases were due primarily to increases in same-site sales volumes and sales at sites we acquired or built during 2000, partially offset by a reduced level of wholesale fuel sales. Same-site diesel fuel sales volume for the first six months of 2001 reflected a 9.4% increase from the first six months of 2000 and same-site gasoline sales volume for the first six months of 2001 reflected a 17.0% increase from the first six months of 2000. We believe the same-site diesel fuel sales volume increase is a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program. Average diesel fuel and gasoline sales prices for the six-month period ended June 30, 2001 increased by 3.1% and 2.9%, respectively, as compared to the same period in 2000, reflecting increases in commodity prices that were partially offset by our more competitive fuel pricing.

         Non-fuel revenues for the six-month period ended June 30, 2001 of $284.9 million reflected an increase of $16.9 million, or 6.3%, from the same period in 2000. The increase was attributable to the increased sales at the company-operated sites added to our network in 2000 and same-site growth. On a same-site basis, non-fuel revenue increased 3.7% for the six months ended June 30, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

         Rent and royalty revenues for the six-month period ended June 30, 2001 reflected a $0.8 million, or 8.5%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased and franchisee-owned sites to company-operated sites and the termination of the franchise agreements with two franchisees. This decrease was also affected by a 1.0% decrease in same-site royalty revenue and a 3.2% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the six-month period ended June 30, 2001 was $227.9 million, compared to $220.7 million for the same period in 2000, an increase of $7.2 million, or 3.3%. The increase in our gross profit was primarily due to increases in fuel and non-fuel sales volume that were partially offset by a reduced level of fuel margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $9.5 million, or 6.3%, to $160.6 million for the six-month period ended June 30, 2001 compared to $151.1 million for the same period in 2000. This increase reflected both increased non-fuel sales volume and a $2.4 million increase in utilities expenses that resulted from significantly higher natural gas and electricity prices and relatively colder weather in 2001. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the six-month period ended June 30, 2001 were 55.7%, compared to 55.9% for the same period in 2000, reflecting the results of our cost-cutting measures at our sites somewhat offset by increases in utility costs.

         Our selling, general and administrative expenses for the six-month period ended June 30, 2001 were $19.8 million, which reflected a $0.1 million, or 0.5%, increase from the same period in 2000.

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur any transition expenses in the six-month period ended June 30, 2001, and we do not anticipate incurring transition expenses in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the six-month period ended June 30, 2001 was $29.8 million, compared to $31.0 million for the six-month period ended June 30, 2000. This decrease is attributable to two primary factors. Depreciation expense decreased as a result of a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the six months ended June 30, 2001 by $2.8 million from what it would have been. Partially offsetting this decrease, we recognized an impairment charge of $1.4 million in the second quarter of 2001 with respect to sites we are holding for sale.

         Income from Operations. We generated income from operations of $18.9 million for the six-month period ended June 30, 2001, compared to income from operations of $17.4 million for the same period in 2000. This increase of $1.5 million, or 8.6%, was primarily attributable to (a) increased fuel sales volume,
(b) increased non-fuel sales volume, (c) the decrease in operating expenses as a percentage of non-fuel revenues, (d) the $1.2 million reduction in depreciation and amortization expense that includes the net effect of both the change in estimated useful lives and the impairment charge, (e) a $1.3 million gain on sales of property and equipment, and (f) elimination of transition expenses and stock compensation expenses, partially offset by (f) reduced fuel margin per gallon and (g) reduced rent and royalty revenues. EBITDA for the six-month period ended June 30, 2001 was $48.8 million, as compared to EBITDA of $49.7 million for the six-month period ended June 30, 2000. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. EBITDA for the six-month period ended June 30, 2001 decreased from the six-month period ended June 30, 2000 primarily as a result of the reduced level of fuel margin and the decrease in rent and royalty revenue, partially offset by increased non-fuel sales and a reduction in operating expenses as a percentage of non-fuel revenues.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the six-month period ended June 30, 2001 increased by $8.4 million, or 38.4%, compared to the same period in 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000.

         Income Taxes. Our effective income tax benefit rates for the six-month periods ended June 30, 2001 and 2000 were 29.2% and 34.8%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate was due to changes in state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

         Net cash provided by operating activities totaled $20.2 million for the first six months of 2001, compared to $29.7 million for the same period in the prior year. This decrease in cash provided by operating activities was attributable to the $0.9 million decline in EBITDA as compared to the first six months of the prior year and the $8.4 million increase in interest expense, partially offset by a $0.5 million increase in cash generated from net reductions of working capital in 2001 as compared to 2000.

         Net cash used in investing activities was $18.1 million for the first six months of 2001, as compared to $32.5 million for the first six months of 2000. This decrease in cash used in investing activities is attributable to increased proceeds from sales of property and equipment and a reduction in cash invested in business acquisitions. In the first six months of 2001, we received $5.4 million of sales proceeds, primarily from the sales of two travel center sites, one in December 2000 and one in January 2001, while in the first six months of 2000 we received essentially no proceeds from asset sales. In the first six months of 2001, we made no business acquisitions, while in the first six months of 2000 we completed five business acquisitions: we converted one leased site to a company-operated site, converted one franchisee-owned site to a company-operated site, acquired two company-operated sites from outside our network and made a minority investment in a related business. Although the level of capital expenditures in the first six months of 2001 was consistent with that in the first six months of 2000, our capital expenditures for the year 2001 will not match those of the year 2000 due to a planned reduction of capital spending, primarily as a result of the significant progress made in 2000 with respect to our site re-image program. We expect 2001 capital expenditures to total $45 million.

         Net cash used in financing activities was $7.8 million during the first six months of 2001, while cash provided by financing activities in the first six months of 2000 was $3.8 million. In the first six months of 2001, we made net repayments of revolving credit facility indebtedness of $5.4 million and paid $2.4 million of fees and expenses recognized in connection with our merger and recapitalization transactions in 2000. In the first six months of 2000, we made net borrowings under our revolving credit facility of $6.0 million, primarily to fund the business acquisitions we completed during those six months. We also repaid $1.3 million of debt and used $0.8 million to acquire treasury stock. At June 30, 2001, $59.3 million of our $100 million revolving credit facility was available for borrowings.

         We anticipate that we will be able to fund our 2001 and 2002 working capital requirements and capital expenditures primarily from funds generated from operations and asset sales, and, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.


ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of June 30, 2001, we had a reserve of $4.9 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on our results of operations and financial position.


FORWARD-LOOKING STATEMENTS

         This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this offering circular that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will,"

"expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

         No matters were submitted to a vote of security holders during the second quarter.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the second quarter of 2001, we filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRAVELCENTERS OF AMERICA, INC.
                                                    (Registrant)


Date: August 14, 2001             By:      /s/ James W. George
                                      ------------------------------------------
                                      Name:    James W. George
                                      Title:   Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)