Form 10-Q
period 2001-09-30
TRAVELCENTERS OF AMERICA INC
filed 2001-11-09
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         -----------------------------


                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                        Commission file number 333-52442


                         -----------------------------


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

                            Yes [X]          No [ ]

       As of October 31, 2001, there were outstanding 6,932,196 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our shares.

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

                  INDEX                                                 PAGE NO.
                  -----                                                 --------

PART I.           FINANCIAL INFORMATION

      Item 1.     Consolidated Balance Sheet as of December 31, 2000
                  and September 30, 2001                                    2

                  Unaudited Consolidated Statement of Operations
                  for the three months and the nine months ended
                  September 30, 2000 and 2001                               3

                  Unaudited Consolidated Statement of Cash Flows
                  for the nine months ended September 30, 2000
                  and 2001                                                  4

                  Unaudited Statement of Stockholders' Equity
                  for the nine months ended September 30, 2000 and 2001     5

                  Selected Notes to Unaudited Consolidated Financial
                  Statements                                                6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      18

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                              24

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                        25

      Item 4.     Submission of Matters to a Vote of Security Holders      25

      Item 6.     Exhibits and Reports on Form 8-K                         25

SIGNATURE                                                                  26

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                   SEPTEMBER 30,
                                                     DECEMBER 31,      2001
                                                         2000       (UNAUDITED)
                                                     ------------  ------------
                                                      (IN THOUSANDS OF DOLLARS)

                    ASSETS

Current assets:
   Cash .........................................     $  29,019      $  25,039
   Accounts receivable (less allowance for
      doubtful accounts of $4,291 for 2000
      and $2,999 for 2001) ......................        81,388         70,649
   Inventories ..................................        61,772         59,063
   Deferred income taxes ........................         7,288          5,846
   Other current assets .........................        13,501          6,217
                                                      ---------      ---------
         Total current assets ...................       192,968        166,814
Notes receivable, net ...........................           214           --
Property and equipment, net .....................       465,633        463,010
Intangible assets ...............................        27,079         24,480
Deferred financing costs ........................        32,662         30,912
Deferred income taxes ...........................         7,933         16,094
Other noncurrent assets .........................         8,566         10,419
                                                      ---------      ---------
         Total assets ...........................     $ 735,055      $ 711,729
                                                      =========      =========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt .........     $     123      $   2,623
   Accounts payable .............................        82,844         81,578
   Other accrued liabilities ....................        71,274         60,761
                                                      ---------      ---------
         Total current liabilities ..............       154,241        144,962
Commitments and contingencies (Note 6) ..........          --             --
Long-term debt ..................................       547,607        537,854
Deferred income taxes ...........................         3,167          3,669
Other noncurrent liabilities ....................         5,416          8,153
                                                      ---------      ---------
                                                        710,431        694,638

Redeemable equity ...............................           527            565
Nonredeemable equity:
   Common stock and other stockholders' equity ..       215,843        213,800
   Accumulated deficit ..........................      (191,746)      (197,274)
                                                      ---------      ---------
         Total nonredeemable equity .............        24,097         16,526
                                                      ---------      ---------
         Total liabilities, redeemable equity and
            nonredeemable stockholders' equity ..     $ 735,055      $ 711,729
                                                      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                               --------------------------     --------------------------
                                                                   2000           2001            2000           2001
                                                               -----------    -----------     -----------    -----------
                                                                   (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Revenues:
   Fuel......................................................  $   386,666    $   343,363     $ 1,052,849    $ 1,066,460
   Non-fuel..................................................      150,647        159,426         418,692        444,307
   Rent and royalties........................................        4,805          4,516          14,197         13,126
                                                               -----------    -----------     -----------    -----------
         Total revenues......................................      542,118        507,305       1,485,738      1,523,893
Cost of goods sold (excluding depreciation):
   Fuel......................................................      361,371        315,431         974,269        987,853
   Non-fuel..................................................       62,803         66,002         172,873        182,226
                                                               -----------    -----------     -----------    -----------
         Total cost of goods sold (excluding depreciation)...      424,174        381,433       1,147,142      1,170,079
                                                               -----------    -----------     -----------    -----------
Gross profit (excluding depreciation)........................      117,944        125,872         338,596        353,814

Operating expenses...........................................       81,175         84,640         232,301        245,287
Selling, general and administrative expenses.................        9,148          9,658          28,867         29,502
Transition expenses..........................................          605              -             972              -
Depreciation and amortization expense........................       16,005         15,489          47,044         45,319
Gain on sales of property and equipment......................         (279)           (71)           (194)        (1,385)
Stock compensation expense...................................          450              -           1,350              -
                                                               -----------    -----------     -----------    -----------
Income from operations.......................................       10,840         16,156          28,256         35,091
Interest and other financial costs, net......................      (11,345)       (14,128)        (33,231)       (44,402)
                                                               -----------    -----------     -----------    -----------
Income (loss) before income taxes............................         (505)         2,028          (4,975)        (9,311)
Benefit for income taxes.....................................         (171)          (470)         (1,728)        (3,783)
                                                               -----------    -----------     -----------    -----------
Net income (loss)............................................         (334)         2,498          (3,247)        (5,528)

Less: preferred dividend accretion...........................       (2,873)             -          (8,255)             -
                                                               -----------    -----------     -----------    -----------
Income (loss) available to common stockholders...............  $    (3,207)   $     2,498     $   (11,502)   $    (5,528)
                                                               ===========    ===========     ===========    ===========
Income (loss) per common share (basic and diluted)...........  $     (3.80)   $      0.36     $    (13.37)   $     (0.80)
                                                               ===========    ===========     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       ----------------------
                                                         2000          2001
                                                       --------      --------
                                                       (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) ......................................... $ (3,247)     $ (5,528)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization expense ..........   47,044        45,319
      Amortization of deferred financing costs .......    1,069         1,911
      Deferred income tax provision ..................   (3,306)       (4,164)
      Provision for doubtful accounts ................      945           750
      Provision for stock compensation ...............    1,350            --
      (Gain) on sales of property and equipment ......     (194)       (1,385)
      Changes in assets and liabilities, adjusted
        for the effects of business acquisitions:
        Accounts receivable ..........................  (31,190)        7,901
        Inventories ..................................    1,613         2,709
        Other current assets .........................   (2,310)        7,284
        Accounts payable .............................   47,696        (1,266)
        Other current liabilities ....................   (8,507)       (8,197)
  Other, net .........................................   (1,288)       (2,718)
                                                       --------      --------
      Net cash provided by operating activities ......   49,675        42,616
                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions .............................   (8,959)           --
   Proceeds from sales of property and equipment .....      449         6,010
   Capital expenditures ..............................  (40,003)      (41,247)
                                                       --------      --------

      Net cash used in investing activities ..........  (48,513)      (35,237)
                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Revolving loan borrowings (repayments), net .......   11,400        (8,000)
   Long-term debt repayments .........................   (1,387)          (81)
   Repurchase of common stock ........................     (833)           --
   Issuance of common stock ..........................       --            38
   Merger and recapitalization expenses paid .........       --        (3,316)
                                                       --------      --------
      Net cash provided by (used in) financing
        activities ...................................    9,180       (11,359)
                                                       --------      --------

        Net increase (decrease) in cash ..............   10,342        (3,980)

Cash at the beginning of the period ..................   18,040        29,019
                                                       --------      --------
Cash at the end of the period ........................ $ 28,382      $ 25,039
                                                       ========      ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      ------------------------
                                                        2000            2001
                                                      ---------       --------
                                                      (IN THOUSANDS OF DOLLARS)

PREFERRED STOCK:
  Balance at beginning and end of period .........     $     38       $      --
                                                       ========       =========

COMMON STOCK:
  Balance at beginning and end of period .........     $     17       $       3
                                                       ========       =========

TREASURY STOCK:
  Balance at beginning of period .................     $ (9,058)      $      --
        Acquisition of treasury stock ............         (958)             --
                                                       --------       ---------
  Balance at end of period .......................     $(10,016)      $      --
                                                       ========       =========

ADDITIONAL PAID-IN CAPITAL:
  Balance at beginning and end of period .........     $ 61,122       $ 215,840
                                                       ========       =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
  Balance at beginning of period .................     $     --       $      --
        Change in accounting principle, net of tax           --            (343)
        Change in fair value of interest rate
           protection agreement, net..............
              of tax .............................           --          (1,700)
                                                       --------       ---------
  Balance at end of period .......................     $     --       $  (2,043)
                                                       ========       =========

ACCUMULATED DEFICIT:
  Balance at beginning of period .................     $(24,764)      $(191,746)
        Net loss .................................       (3,247)         (5,528)
        Accretion of preferred stock dividends ...       (8,255)             --
                                                       --------       ---------
  Balance at end of period .......................     $(36,266)      $(197,274)
                                                       ========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

     We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At September 30, 2001, our geographically diverse nationwide network of full-service travel centers consisted of 155 sites located in 40 states. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

     The accompanying unaudited, consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2000 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the three- and nine-month periods ended September 30, 2000 and 2001, and are not necessarily indicative of the results to be expected for the full year.

2.   EARNINGS PER SHARE

     A reconciliation of the income and shares used in the computation follows:

                                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                                           ---------------------------------------------------
                                                                             2000          2001          2000           2001
                                                                           -------        ------       --------        -------
                                                                            (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

     Basic EPS and Diluted EPS:
       Net income (loss) ...........................................       $  (334)       $2,498       $ (3,247)       $(5,528)
       Less: Preferred stock dividend accretion ....................        (2,873)           --         (8,255)            --
                                                                           -------        ------       --------        -------
       Net income (loss) available to common stockholders ..........        (3,207)        2,498        (11,502)        (5,528)
       Weighted average shares outstanding .........................           844         6,932            860          6,931
                                                                           -------        ------       --------        -------

       Income (loss) per share .....................................       $ (3.80)       $ 0.36       $ (13.37)       $ (0.80)
                                                                           =======        ======       ========        =======

     The assumed conversion of stock options, warrants and convertible series of preferred stock would have had an antidilutive effect on the loss per share for the three- and nine-month periods ended September 30, 2000.

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

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                                         -----------------------------------------------------
                                                                          2000           2001           2000            2001
                                                                         -----------------------------------------------------
                                                                                        (IN THOUSANDS OF DOLLARS)

     Net income (loss) ..........................................        $(334)        $ 2,498         $(3,247)        $(5,528)
     Loss on fair value of interest rate protection
       agreement, net of tax ....................................           --            (781)             --          (1,700)
                                                                         -----         -------         -------         -------
       Total comprehensive income (loss) ........................        $(334)        $ 1,717         $(3,247)        $(7,228)
                                                                         =====         =======         =======         =======


4.   INVENTORIES

     Inventories consist of the following:

                                                                                                    DECEMBER 31,    SEPTEMBER 30,
                                                                                                        2000            2001
                                                                                                    ------------    -------------
                                                                                                      (IN THOUSANDS OF DOLLARS)

     Non-fuel merchandise ....................................................................         $50,809         $52,558
     Petroleum products ......................................................................          10,963           6,505
                                                                                                       -------         -------
         Total inventories ...................................................................         $61,772         $59,063
                                                                                                       =======         =======


5.   PROPERTY AND EQUIPMENT

     At September 30, 2001, we were holding for sale ten facilities, two of which had been closed during 1999 and the remaining eight of which we intend to continue to operate until such time as they are sold. Based on the estimated sales proceeds and costs of selling these sites, an impairment charge of $1,365,000 was recognized during the second quarter of 2001. Based on new information, these estimates were revised such that an additional impairment charge of $884,000 was recognized during the third quarter of 2001. These charges were included in depreciation and amortization expense in our consolidated statement of operations. The total carrying value of these ten facilities at September 30, 2001, after reflecting the impairment charges, was $9,625,000 and the operations at these sites resulted in $430,000 of income from operations for the nine months ended September 30, 2001. One site that had been held for sale was sold during the third quarter for an immaterial gain on sale.

     Effective April 1, 2001, we changed our accounting estimates related to depreciation. Based upon our evaluation of our assets, our estimates of the useful lives for certain types of property and equipment were extended five years. These changes reduced depreciation expense by $5,658,000, net loss by $3,282,000 and loss per share by $0.47 per share for the nine months ended September 30, 2001.

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

     We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of September 30, 2001, we had a reserve for these matters of $4,724,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Pending Litigation

     We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are currently not involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                          2000            2001
                                                                                      -----------     -----------
                                                                                       (IN THOUSANDS OF DOLLARS)

  Revolving loan borrowings.........................................................  $   200,400     $   524,600
  Revolving loan repayments.........................................................     (189,000)       (532,600)
                                                                                      -----------     -----------
    Revolving loan borrowings (repayments), net.....................................  $    11,400     $    (8,000)
                                                                                      ===========     ===========

  Cash paid during the period for:
    Interest........................................................................  $    27,460     $    40,140
    Income taxes (net of refunds)...................................................  $     2,251     $    (4,426)

     During the first quarter of 2000, we assumed a note payable for $540,000 as part of the consideration paid in acquiring a full-service travel center and acquired $125,000 of treasury stock in payment of accounts receivable.

8.   OTHER INFORMATION

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                                            -----------------------------------------------------
                                                                              2000           2001           2000           2001
                                                                            -----------------------------------------------------
                                                                                             (IN THOUSANDS OF DOLLARS)

  Interest and other financial costs consists of the following:
     Cash interest expense ...........................................      $(10,997)      $(13,185)      $(32,296)      $(41,763)
     Cash interest income ............................................            35             21            215             99
     Amortization of discount on debt ................................           (27)          (273)           (81)          (827)
     Amortization of deferred financing costs ........................          (356)          (691)        (1,069)        (1,911)
                                                                            --------       --------       --------       --------
     Interest and other financial costs, net .........................      $(11,345)      $(14,128)      $(33,231)      $(44,402)
                                                                            ========       ========       ========       ========

9.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

     The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2000 and September 30, 2001, our condensed consolidating statement of operations schedules for the three- and nine-month periods ended September 30, 2000 and 2001 and our condensed consolidating statement of cash flows schedules for the nine-month periods ended September 30, 2000 and 2001. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                                 DECEMBER 31, 2000
                                                 --------------------------------------------------------------------------------
                                                  PARENT           GUARANTOR       NONGUARANTOR
                                                  COMPANY         SUBSIDIARIES      SUBSIDIARY     ELIMINATIONS      CONSOLIDATED
                                                 ---------        ------------     ------------    ------------      ------------
                                                                             (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
   Cash ....................................     $      --         $  29,019         $    --         $      --         $  29,019
   Accounts receivable, net ................            --            81,015           1,366              (993)           81,388
   Inventories .............................            --            61,772              --                --            61,772
   Deferred income taxes ...................            --             7,288              --                --             7,288
   Other current assets ....................         6,114             9,349             128            (2,090)           13,501
                                                 ---------         ---------         -------         ---------         ---------

        Total current assets ...............         6,114           188,443           1,494            (3,083)          192,968
Notes receivable, net ......................            --               214              --                --               214
Property and equipment, net ................            --           465,633              --                --           465,633
Intangible assets ..........................            --            27,079              --                --            27,079
Deferred financing costs ...................        32,662                --              --                --            32,662
Deferred income taxes ......................        12,833            (4,900)             --                --             7,933
Other noncurrent assets ....................           827             7,739              --                --             8,566
Investment in subsidiaries .................       220,579                --              --          (220,579)               --
                                                 ---------         ---------         -------         ---------         ---------

        Total assets .......................     $ 273,015         $ 684,208         $ 1,494         $(223,662)        $ 735,055
                                                 =========         =========         =======         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ....     $      --         $     123         $    --         $      --         $     123
   Accounts payable ........................            --            82,615             229                --            82,844
   Other accrued liabilities ...............         8,730            64,544           1,083            (3,083)           71,274
                                                 ---------         ---------         -------         ---------         ---------
        Total current liabilities ..........         8,730           147,282           1,312            (3,083)          154,241
Long-term debt .............................       544,788             2,819              --                --           547,607
Deferred income taxes ......................            --             3,167              --                --             3,167
Intercompany payable (receivable) ..........      (306,382)          311,263          (4,881)               --                --
Other noncurrent liabilities ...............            --             5,416              --                --             5,416
                                                 ---------         ---------         -------         ---------         ---------
        Total liabilities ..................       247,136           469,947          (3,569)           (3,083)          710,431

Redeemable equity ..........................           527                --              --                --               527

Nonredeemable stockholders' equity:
   Common stock and other stockholders'
     equity ................................       217,098           185,660              --          (186,915)          215,843
   Retained earnings (accumulated
     deficit) ..............................      (191,746)           28,601           5,063           (33,664)         (191,746)
                                                 ---------         ---------         -------         ---------         ---------

        Total nonredeemable stockholders'
           equity ..........................        25,352           214,261           5,063          (220,579)           24,097
                                                 ---------         ---------         -------         ---------         ---------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity ..........................     $ 273,015         $ 684,208         $ 1,494         $(223,662)        $ 735,055
                                                 =========         =========         =======         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                               SEPTEMBER 30, 2001
                                               ----------------------------------------------------------------------------------
                                                PARENT          GUARANTOR        NONGUARANTOR
                                                COMPANY        SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                               ---------       -------------     ------------      ------------      ------------
                                                                        (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
   Cash ....................................   $      --         $  25,039         $      --         $      --         $  25,039
   Accounts receivable, net ................          --            70,526               952              (829)           70,649
   Inventories .............................          --            59,063                --                --            59,063
   Deferred income taxes ...................          --             5,846                --                --             5,846
   Other current assets ....................         506             5,663                48                --             6,217
                                               ---------         ---------         ---------         ---------         ---------
        Total current assets ...............         506           166,137             1,000              (829)          166,814
Property and equipment, net ................          --           463,010                --                --           463,010
Intangible assets ..........................          --            24,480                --                --            24,480
Deferred financing costs ...................      30,912                --                --                --            30,912
Deferred income taxes ......................      22,362            (6,268)               --                --            16,094
Other noncurrent assets ....................       1,358             9,061                --                --            10,419
Investment in subsidiaries .................     223,578                --                --          (223,578)               --
                                               ---------         ---------         ---------         ---------         ---------
        Total assets .......................   $ 278,716         $ 656,420         $   1,000         $(224,407)        $ 711,729
                                               =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ....   $   2,460         $     163         $      --         $      --         $   2,623
   Accounts payable ........................          --            81,410               168                --            81,578
   Other accrued liabilities ...............       9,233            51,562               795              (829)           60,761
                                               ---------         ---------         ---------         ---------         ---------
        Total current liabilities ..........      11,693           133,135               963              (829)          144,962
Long-term debt (net of unamortized discount)     535,073             2,781                --                --           537,854
Deferred income taxes ......................          --             3,669                --                --             3,669
Intercompany payable (receivable) ..........    (289,492)          294,075            (4,583)               --                --
Other noncurrent liabilities ...............       3,096             5,057                --                --             8,153
                                               ---------         ---------         ---------         ---------         ---------
        Total liabilities ..................     260,370           438,717            (3,620)             (829)          694,638

Redeemable equity ..........................         565                --                --                --               565

Nonredeemable stockholders' equity:
    Common stock and other
      stockholders' equity .................     215,055           185,660                --          (186,915)          213,800
    Retained earnings (deficit) ............    (197,274)           32,043             4,620           (36,663)         (197,274)
                                               ---------         ---------         ---------         ---------         ---------
        Total nonredeemable stockholders'
           equity ..........................      17,781           217,703             4,620          (223,578)           16,526
                                               ---------         ---------         ---------         ---------         ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity ............   $ 278,716         $ 656,420         $   1,000         $(224,407)        $ 711,729
                                               =========         =========         =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                    ----------------------------------------------------------------------------
                                                    PARENT        GUARANTOR        NONGUARANTOR
                                                    COMPANY      SUBSIDIARIES       SUBSIDIARY      ELIMINATIONS    CONSOLIDATED
                                                    -------      ------------      ------------     ------------    ------------
                                                                            (IN THOUSANDS OF DOLLARS)

     Revenues:
        Fuel ...............................        $    --         $ 386,666         $    --         $    --         $ 386,666
        Non-fuel ...........................             --           150,647              --              --           150,647
        Rent and royalties .................             --             4,231           1,855          (1,281)            4,805
                                                    -------         ---------         -------         -------         ---------
        Total revenues .....................             --           541,544           1,855          (1,281)          542,118
     Cost of goods sold (excluding
        depreciation) ......................             --           424,174              --              --           424,174
                                                    -------         ---------         -------         -------         ---------

     Gross profit (excluding depreciation)..             --           117,370           1,855          (1,281)          117,944

     Operating expenses ....................             --            81,129           1,327          (1,281)           81,175
     Selling, general and
         administrative expenses ...........            159             7,814           1,175              --             9,148
     Transition expenses ...................             --               605              --              --               605
     Depreciation and amortization expense..             --            16,005              --              --            16,005
     Loss on sales of property and equipment             --              (279)             --              --              (279)
     Stock compensation expense ............             --               450              --              --               450
                                                    -------         ---------         -------         -------         ---------

     Income (loss) from operations .........           (159)           11,646            (647)             --            10,840
     Interest and other financial costs, net           (356)          (10,989)             --              --           (11,345)
     Equity income (loss) ..................              6                --              --              (6)               --
                                                    -------         ---------         -------         -------         ---------
     Income (loss) before income taxes .....           (509)              657            (647)             (6)             (505)
     Provision (benefit) for income taxes ..           (175)              201            (197)             --              (171)
                                                    -------         ---------         -------         -------         ---------

     Net income (loss) .....................           (334)              456            (450)             (6)             (334)
     Less: preferred dividend accretion ....         (2,873)               --              --              --            (2,873)
                                                    -------         ---------         -------         -------         ---------
     Income (loss) available to common
           stockholders ....................        $(3,207)        $     456         $  (450)        $    (6)        $  (3,207)
                                                    =======         =========         =======         =======         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                      -----------------------------------------------------------------------------
                                                      PARENT         GUARANTOR       NONGUARANTOR
                                                      COMPANY        SUBSIDIARY       SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                      -------        ----------      ------------     ------------     ------------
                                                                                (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel ........................................      $    --         $ 343,363         $    --         $    --         $ 343,363
   Non-fuel ....................................           --           159,426              --              --           159,426
   Rent and royalties ..........................           --             4,011           1,758          (1,253)            4,516
                                                      -------         ---------         -------         -------         ---------

   Total revenues ..............................           --           506,800           1,758          (1,253)          507,305
Cost of goods sold (excluding depreciation) ....           --           381,433              --              --           381,433
                                                      -------         ---------         -------         -------         ---------
Gross profit (excluding depreciation) ..........           --           125,367           1,758          (1,253)          125,872

Operating expenses .............................           --            84,643           1,250          (1,253)           84,640
Selling, general and administrative expenses ...          229             8,619             810              --             9,658
Depreciation and amortization expense ..........           --            15,489              --              --            15,489
(Gain) on sales of property and equipment ......           --               (71)             --              --               (71)
                                                      -------         ---------         -------         -------         ---------
Income (loss) from operations ..................         (229)           16,687            (302)             --            16,156
Interest and other financial costs, net ........       (6,438)           (7,690)             --              --           (14,128)
Equity income (loss) ...........................        1,866                --              --          (1,866)               --
                                                      -------         ---------         -------         -------         ---------
Income (loss) before income taxes ..............       (4,801)            8,997            (302)         (1,866)            2,028
Provision (benefit) for income taxes ...........       (7,299)            6,932            (103)             --              (470)
                                                      -------         ---------         -------         -------         ---------
Net income (loss) ..............................      $ 2,498         $   2,065         $  (199)        $(1,866)        $   2,498
                                                      =======         =========         =======         =======         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   ---------------------------------------------------------------------------------
                                                   PARENT           GUARANTOR         NONGUARANTOR
                                                   COMPANY         SUBSIDIARIES        SUBSIDIARY     ELIMINATIONS      CONSOLIDATED
                                                   --------        ------------       ------------    ------------      ------------
                                                                               (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel ...................................        $     --         $ 1,052,849         $    --         $    --         $ 1,052,849
   Non-fuel ...............................              --             418,692              --              --             418,692
   Rent and royalties .....................              --              12,487           5,356          (3,646)             14,197
                                                   --------         -----------         -------         -------         -----------
   Total revenues .........................              --           1,484,028           5,356          (3,646)          1,485,738
Cost of goods sold (excluding
   depreciation) ..........................              --           1,147,142              --              --           1,147,142
                                                   --------         -----------         -------         -------         -----------
Gross profit (excluding depreciation) .....              --             336,886           5,356          (3,646)            338,596

Operating expenses ........................              --             232,223           3,724          (3,646)            232,301
Selling, general and administrative
   expenses ...............................             559              24,792           3,516              --              28,867
Transition expenses .......................              --                 972              --              --                 972
Depreciation and amortization expense .....              --              47,044              --              --              47,044
Loss on sales of property and equipment ...              --                (194)             --              --                (194)
Stock compensation expense ................              --               1,350              --              --               1,350
                                                   --------         -----------         -------         -------         -----------
Income (loss) from operations .............            (559)             30,699          (1,884)             --              28,256
Interest and other financial costs, net ...          (1,069)            (32,159)             (3)             --             (33,231)
Equity income (loss) ......................          (2,172)                 --              --           2,172                  --
                                                   --------         -----------         -------         -------         -----------
Income (loss) before income taxes .........          (3,800)             (1,460)         (1,887)          2,172              (4,975)
Provision (benefit) for income taxes ......            (553)               (488)           (687)             --              (1,728)
                                                   --------         -----------         -------         -------         -----------
Net income (loss) .........................          (3,247)               (972)         (1,200)          2,172              (3,247)
Less: preferred dividend accretion ........          (8,255)                 --              --              --              (8,255)
                                                   --------         -----------         -------         -------         -----------
Income (loss) available to common
      stockholders ........................        $(11,502)        $      (972)        $(1,200)        $ 2,172         $   (11,502)
                                                   ========         ===========         =======         =======         ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                   ---------------------------------------------------------------------------------
                                                   PARENT           GUARANTOR        NONGUARANTOR
                                                   COMPANY          SUBSIDIARY        SUBSIDIARY      ELIMINATIONS      CONSOLIDATED
                                                   --------         ----------       ------------     ------------      ------------
                                                                             (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel ....................................       $     --         $ 1,066,460         $    --         $    --         $ 1,066,460
   Non-fuel ................................             --             444,307              --              --             444,307
   Rent and royalties ......................             --              11,497           4,919          (3,290)             13,126
                                                   --------         -----------         -------         -------         -----------
   Total revenues ..........................             --           1,522,264           4,919          (3,290)          1,523,893
Cost of goods sold (excluding
   depreciation) ...........................             --           1,170,079              --              --           1,170,079
                                                   --------         -----------         -------         -------         -----------
Gross profit (excluding depreciation) ......             --             352,185           4,919          (3,290)            353,814

Operating expenses .........................             --             245,242           3,335          (3,290)            245,287
Selling, general and administrative
   expenses ................................            483              26,763           2,256              --              29,502
Depreciation and amortization expense ......             --              45,319              --              --              45,319
(Gain) on sales of property and equipment ..             --              (1,385)             --              --              (1,385)
                                                   --------         -----------         -------         -------         -----------
Income (loss) from operations ..............           (483)             36,246            (672)             --              35,091
Interest and other financial costs, net ....        (19,421)            (24,981)             --              --             (44,402)
Equity income (loss) .......................          3,000                  --              --          (3,000)                 --
                                                   --------         -----------         -------         -------         -----------
Income (loss) before income taxes ..........        (16,904)             11,265            (672)         (3,000)             (9,311)
Provision (benefit) for income taxes .......        (11,376)              7,822            (229)             --              (3,783)
                                                   --------         -----------         -------         -------         -----------
Net income (loss) ..........................       $ (5,528)        $     3,443         $  (443)        $(3,000)        $    (5,528)
                                                   ========         ===========         =======         =======         ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:


                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                 -----------------------------------------------------------------------------------
                                                 PARENT         GUARANTOR         NONGUARANTOR
                                                 COMPANY       SUBSIDIARIES       SUBSIDIARY          ELIMINATIONS     CONSOLIDATED
                                                 --------      ------------       ------------        ------------      ------------
                                                                           (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ...................      $    167         $ 49,508         $        --        $        --        $ 49,675
                                                 --------         --------         -----------        -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ..................            --           (8,959)                 --                 --          (8,959)
   Proceeds from sales of property and
      equipment ...........................            --              449                  --                 --             449
   Capital expenditures ...................            --          (40,003)                 --                 --         (40,003)
                                                 --------         --------         -----------        -----------        --------
      Net cash used in investing
        activities ........................            --          (48,513)                 --                 --         (48,513)
                                                 --------         --------         -----------        -----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net ...................        11,400               --                  --                 --          11,400
   Long-term debt repayments ..............          (722)            (665)                 --                 --          (1,387)
   Repurchase of common stock .............          (833)              --                  --                 --            (833)
   Intercompany advances ..................       (10,012)          10,012                  --                 --              --
                                                 --------         --------         -----------        -----------        --------
      Net cash provided by (used in)
        financing activities ..............          (167)           9,347                  --                 --           9,180
                                                 --------         --------         -----------        -----------        --------
      Net increase in cash ................            --           10,342                  --                 --          10,342
Cash at the beginning of the period .......            --           18,040                  --                 --          18,040
                                                 --------         --------         -----------        -----------        --------
Cash at the end of the period .............      $     --         $ 28,382         $        --        $        --        $ 28,382
                                                 ========         ========         ===========        ===========        ========

                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                                 ----------------------------------------------------------------------------------
                                                 PARENT         GUARANTOR         NONGUARANTOR
                                                 COMPANY       SUBSIDIARIES        SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                                 --------      ------------       ------------       ------------     ------------
                                                                  (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ...................      $ (5,929)        $ 48,545         $        --        $        --        $ 42,616
                                                 --------         --------         -----------        -----------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and
      equipment ...........................            --            6,010                  --                 --           6,010
   Capital expenditures ...................            --          (41,247)                 --                 --         (41,247)
                                                 --------         --------         -----------        -----------        --------
     Net cash used in investing
        activities ........................            --          (35,237)                 --                 --         (35,237)
                                                 --------         --------         -----------        -----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net ...................        (8,000)              --                  --                 --          (8,000)
   Long-term debt repayments ..............            --              (81)                 --                 --             (81)
   Issuance of common stock ...............            38               --                  --                 --              38
   Merger and recapitalization
      expenses paid .......................        (3,316)              --                  --                 --          (3,316)
   Intercompany advances ..................        17,207          (17,207)                 --                 --              --
                                                 --------         --------         -----------        -----------        --------
      Net cash provided by (used in)
        financing activities ..............         5,929          (17,288)                 --                 --         (11,359)
                                                 --------         --------         -----------        -----------        --------
      Net increase in cash ................            --           (3,980)                 --                 --          (3,980)
Cash at the beginning of the period .......            --           29,019                  --                 --          29,019
                                                 --------         --------         -----------        -----------        --------
Cash at the end of the period .............      $     --         $ 25,039         $        --        $        --        $ 25,039
                                                 ========         ========         ===========        ===========        ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2000. Our results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.


OVERVIEW

     We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. As of September 30, 2001, our geographically diverse network consisted of 155 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

     One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, more than 20 different brands of fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and inflated and volatile crude oil and petroleum product prices. For the nine months ended September 30, 2001 we earned a gross profit percentage on our fuel sales and non-fuel sales of 7.4% and 59.0%, respectively. Accordingly, for the nine months ended September 30, 2001, while fuel sales constituted 70% of our total revenues and non-fuel sales constituted 29% of our total revenues, our non-fuel business generated 74% of our total gross profit while our fuel business generated 22% of our total gross profit. Rents and royalties constitute 1% of our total revenues and 4% of our total gross profit.


COMPOSITION OF OUR NETWORK

     The change in the number of sites within our network and in their method of operation is a significant factor influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from September 30, 2000 through September 30, 2001:

                                                COMPANY-             FRANCHISEE-
                                                OPERATED    LEASED     OWNED        TOTAL
                                                 SITES      SITES      SITES        SITES
                                                --------    ------   ----------     ------

     Number of sites at September 30, 2000(1)      122        28         9            159
     Activity:
        Sales of sites                              (3)       (1)        -             (4)
        Conversions of leased sites to
            company-operated sites                   2        (2)        -             --
                                                  ----       ---        --           ----
     Number of sites at September 30, 2001         121        25         9            155
                                                  ====       ===        ==           ====

(1) Includes one company-operated site held for development that opened in September 2001.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2000

     Revenues. Our consolidated revenues for the quarter ended September 30, 2001 were $507.3 million, which represents a decrease from the quarter ended September 30, 2000 of $34.8 million, or 6.4%, primarily resulting from decreased fuel revenue.

     Fuel revenue for the quarter ended September 30, 2001 decreased by $43.3 million, or 11.2%, from the same period in 2000. The decrease was attributable to a decrease in diesel fuel sales volume in conjunction with a sharp decline in average selling prices for both diesel and gasoline, partially offset by an increase in gasoline sales volume. Diesel fuel and gasoline sales volumes for the quarter ended September 30, 2001 decreased 1.2% and increased 19.8%, respectively, as compared to the same period in 2000. For the quarter ended September 30, 2001, we sold 341.6 million gallons of diesel fuel and 36.9 million gallons of gasoline, as compared to 345.6 million gallons of diesel fuel and 30.8 million gallons of gasoline for the quarter ended September 30, 2000. These sales volume fluctuations were due primarily to increases in same-site sales volumes and sales at sites we acquired or built during 2000 and 2001, offset by a reduced level of wholesale fuel sales. Same-site diesel fuel sales volume for the third quarter of 2001 reflected a 4.6% increase from the third quarter of 2000 and same-site gasoline sales volume for the third quarter of 2001 reflected a 24.1% increase from the third quarter of 2000. We believe the same-site diesel fuel sales volume increase is a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing. Average diesel fuel and gasoline sales prices for the quarter ended September 30, 2001 decreased by 12.8% and 12.7%, respectively, as compared to the same period in 2000, reflecting the combined effects of decreases in commodity prices and our more competitive fuel pricing.

     Non-fuel revenues for the quarter ended September 30, 2001 of $159.4 million reflected an increase of $8.8 million, or 5.8%, from the same period in 2000. The increase was primarily attributable to same-site sales increases and also to increased sales levels at company-operated sites added to our network in 2000 and 2001. On a same-site basis, non-fuel revenue increased 4.9% for the quarter ended September 30, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

     Rent and royalty revenues for the quarter ended September 30, 2001 reflected a $0.3 million, or 6.3%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of two leased sites to company-operated sites and the termination of the franchise agreement with the franchisee of another leased site that was sold. This decrease was partially offset by a 2.8% increase in same-site royalty revenue and a 3.2% increase in same-site rent revenue.

     Gross Profit (excluding depreciation). Our gross profit for the quarter ended September 30, 2001 was $125.9 million, compared to $117.9 million for the same period in 2000, an increase of $8.0 million, or 6.8%. The increase in our gross profit was primarily due to increases in fuel margin per gallon, gasoline sales volume and non-fuel sales volume that were partially offset by a reduced level of diesel fuel sales volume and decreased rent and royalty revenue.

     Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

     Our operating expenses increased by $3.4 million, or 4.2%, to $84.6 million for the quarter ended September 30, 2001 compared to $81.2 million for the same period in 2000. This increase reflected both increased non-fuel sales volume and a $0.4 million increase in utility expenses that primarily resulted from significantly higher electricity prices in 2001, particularly for our ten sites in California. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the quarter ended September 30, 2001 were 52.6%, compared to 53.1% for the same period in 2000, reflecting the results of our cost-cutting measures at our sites, partially offset by the increased utility cost.

     Our selling, general and administrative expenses for the quarter ended September 30, 2001 were $9.7 million as compared to $9.1 million for the same period in 2000. This increase of $0.6 million, or 6.6%, is attributable to increased salary expense.

     Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur any transition expenses in the quarter ended September 30, 2001, and we do not anticipate incurring transition expenses in 2001.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended September 30, 2001 was $15.5 million, compared to $16.0 million for the quarter ended September 30, 2000. This decrease primarily is attributable to a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the quarter ended September 30, 2001 by approximately $2.8 million from what it would have been. Partially offsetting this decrease, the capital expenditures we made in 2000 and 2001 resulted in greater depreciation expense in 2001 than 2000 and we recognized an impairment charge of $0.9 million in the third quarter of 2001 with respect to the sites we are holding for sale.

     Income from Operations. We generated income from operations of $16.2 million for the quarter ended September 30, 2001, compared to income from operations of $10.8 million for the same period in 2000. This increase of $5.4 million, or 50.0%, was primarily attributable to the variations in gross profit and expenses described above as well as a $0.5 million decrease in stock compensation expense. EBITDA for the quarter ended September 30, 2001 was $31.6 million, as compared to EBITDA of $27.9 million for the quarter ended September 30, 2000, an increase of $3.7 million, or 13.3%. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net,
(c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. EBITDA for the quarter ended September 30, 2001 increased over the quarter ended September 30, 2000 primarily as a result of the increased level of fuel margin, increased non-fuel sales, and a decrease in operating expenses as a percentage of non-fuel revenues, partially offset by reduced rent and royalty revenue and increased selling, general and administrative expenses.

     Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended September 30, 2001 increased by $2.8 million, or 24.8%, compared to the same period in 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000. These increases were partially offset by reduced interest rates on our term loan and revolving credit agreement borrowings as a result of the decline in market interest rates.

     Income Taxes. For the quarter ended September 30, 2001, we recognized an income tax benefit of $470,000 despite generating income before income taxes. This resulted from adjusting, during the third quarter, the deferred tax assets related to our net operating loss carryforwards. The actual net operating loss calculated for the 2000 tax year, included in the federal income tax return we filed in September 2001, was greater than the amount we estimated when preparing our financial statements for 2000. The effective income tax benefit rate for the quarter ended September 30, 2000 was 33.9%. Our effective tax rates differ from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Our consolidated revenues for the nine-month period ended September 30, 2001 were $1,523.9 million, which represents an increase from the nine-month ended September 30, 2000 of $38.2 million, or 2.6%.

     Fuel revenue for the nine-month period ended September 30, 2001 increased by $13.7 million, or 1.3%, over the same period in 2000. The increase was attributable principally to increases in diesel fuel and gasoline sales volumes, partially offset by slight decreases in average selling prices. Diesel fuel and gasoline sales volumes for the nine-month period ended September 30, 2001 increased 2.3% and 20.2%, respectively, as compared to the same period in 2000. For the nine-month period ended September 30, 2001, we sold 1,040.9 million gallons of diesel fuel and 90.6 million gallons of gasoline, as compared to 1,017.5 million gallons of diesel fuel and 75.4 million gallons of gasoline for the nine-month period ended September 30, 2000. These sales volume increases were due primarily to increases in same-site sales volumes and sales at sites we acquired or built during 2000, partially offset by a reduced level of wholesale fuel sales. Same-site diesel fuel sales volume for the first nine months of 2001 reflected an 8.0% increase from the first nine months of 2000 and same-site gasoline sales volume for the first nine months of 2001 reflected a 20.0% increase from the first nine months of 2000. We believe the same-site diesel fuel sales volume increase is a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing. Average diesel fuel and gasoline sales prices for the nine-month period ended September 30, 2001 decreased by 2.2% and 3.6%, respectively, as compared to the same period in 2000, reflecting decreases in commodity prices and our more competitive fuel pricing.

     Non-fuel revenues for the nine-month period ended September 30, 2001 of $444.3 million reflected an increase of $25.6 million, or 6.1%, from the same period in 2000. The increase was attributable to both same-site sales increases and the increased sales at the company-operated sites added to our network in 2000 and 2001. On a same-site basis, non-fuel revenue increased 4.0% for the nine-month period ended September 30, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

     Rent and royalty revenues for the nine-month period ended September 30, 2001 reflected a $1.1 million, or 7.7%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of three leased sites to company-operated sites and the termination of the franchise agreements with the franchisees of one franchisee-owned site that was converted to a company-operated site and one leased site that was sold. This decrease was partially offset by a 1.3% increase in same-site royalty revenue and a 3.2% increase in same-site rent revenue.

     Gross Profit (excluding depreciation). Our gross profit for the nine-month period ended September 30, 2001 was $353.8 million, compared to $338.6 million for the same period in 2000, an increase of $15.2 million, or 4.5%. The increase in our gross profit was primarily due to increases in fuel and non-fuel sales volume that were partially offset by a reduced level of fuel margin per gallon and decreased rent and royalty revenue.

     Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

     Our operating expenses increased by $13.0 million, or 5.6%, to $245.3 million for the nine-month period ended September 30, 2001 compared to $232.3 million for the same period in 2000. This increase reflected both increased non-fuel sales volume and a $2.8 million increase in utility expenses that resulted from significantly higher electricity prices and relatively colder weather in early 2001 as compared to 2000. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the nine-month period ended September 30, 2001 were 54.4%, compared to 54.7% for the same period in 2000, reflecting the results of our cost-cutting measures at our sites, partially offset by the increased utility costs.

     Our selling, general and administrative expenses for the nine-month period ended September 30, 2001 were $29.5 million, as compared to $28.9 million for the same period in 2000. This increase of $0.6 million, or 2.1%, is attributable to increased salary expense.

     Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur any transition expenses in the nine-month period ended September 30, 2001, and we do not anticipate incurring transition expenses in 2001.

     Depreciation and Amortization Expense. Depreciation and amortization expense for the nine-month period ended September 30, 2001 was $45.3 million, compared to $47.0 million for the nine-month period ended September 30, 2000. This decrease primarily is attributable to a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the nine-month period ended September 30, 2001 by approximately $5.6 million from what it would have been. Partially offsetting this decrease, the capital expenditures we made in 2000 and 2001 resulted in greater deprecation expense in 2001 than 2000 and we recognized impairment charges of $2.3 million during the nine-month period ended September 30, 2001 with respect to the sites we are holding for sale.

     Income from Operations. We generated income from operations of $35.1 million for the nine-month period ended September 30, 2001, compared to income from operations of $28.3 million for the same period in 2000. This increase of $6.8 million, or 24.0%, was primarily attributable to the variations in gross profit and expenses described above, as well as a $1.2 million increase in gain on sales of property and equipment and a $1.4 million decrease in stock compensation expense. EBITDA for the nine-month period ended September 30, 2001 was $80.4 million, as compared to EBITDA of $77.6 million for the nine-month period ended September 30, 2000, an increase of $2.8 million, or 3.6%. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. EBITDA for the nine-month period ended September 30, 2001 increased over the nine-month period ended September 30, 2000 primarily as a result of the increased levels of fuel and non-fuel sales volumes, a decrease in operating expenses as a percentage of non-fuel revenues and an increased gain on sales of property and equipment, partially offset by reduced fuel margins per gallon, decreased rent and royalty revenue and an increase in selling, general and administrative expense.

     Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the nine-month period ended September 30, 2001 increased by $11.2 million, or 33.7%, compared to the same period in 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000. These increases were partially offset by reduced interest rates on our term loan and revolving credit agreement borrowings as a result of the decline in market interest rates.

     Income Taxes. Our effective income tax benefit rates for the nine-month periods ended September 30, 2001 and 2000 were 40.6% and 34.7%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The change between years in the effective tax rate was primarily the result of the adjustment we recognized in the third quarter of 2001 to deferred tax assets related to our net operating loss generated in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness.

     Net cash provided by operating activities totaled $42.6 million for the first nine months of 2001, compared to $49.7 million for the same period in the prior year. The decline in the amount of cash our operations generated was primarily due to increased interest payments, partially offset by increased EBITDA and decreased transition expense. In addition, the cash generated by net reductions of working capital was $5.7 million for the nine months ended September 30, 2001 as compared to $6.0 million for the nine months ended September 30, 2000.

     Net cash used in investing activities was $35.2 million for the first nine months of 2001, as compared to $48.5 million for the first nine months of 2000. This decrease in cash used in investing activities primarily is attributable to increased proceeds from sales of property and equipment and a reduction in cash invested in business acquisitions. In the first nine months of 2001, we received $6.0 million of sales proceeds, primarily from the sales of three travel center sites, one each in December 2000, January 2001 and August 2001, while in the first nine months of 2000 we received $0.5 million of proceeds from asset sales. In the first nine months of 2001, we made no business acquisitions, while in the first nine months of 2000 we completed five business acquisitions: we converted one leased site to a company-operated site, converted one franchisee-owned site to a company-operated site, acquired two company-operated sites from outside our network and made a minority investment in a related business.

Although the level of capital expenditures in the first nine months of 2001 was consistent with that in the first nine months of 2000, our capital expenditures for the year 2001 will not match those of the year 2000 due to a planned reduction of capital spending, primarily as a result of the significant progress made in 2000 and thus far in 2001 with respect to our site re-image program. We expect 2001 capital expenditures, net of reinvested proceeds of asset sales, to total $45 million.

     Net cash used in financing activities was $11.4 million during the first nine months of 2001, while cash provided by financing activities in the first nine months of 2000 was $9.2 million. In the first nine months of 2001, we made net repayments of revolving credit facility indebtedness of $8.0 million and paid $3.3 million of fees and expenses recognized in connection with our merger and recapitalization transactions in 2000. In the first nine months of 2000, we made net borrowings under our revolving credit facility of $11.4 million, primarily to fund the business acquisitions and the $0.8 million of common stock repurchases we completed in that nine month period. At September 30, 2001, we had outstanding borrowings and issued letters of credit of $32.3 million and $6.0 million, respectively, leaving $61.7 million of our $100 million revolving credit facility available for borrowings.

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


ENVIRONMENTAL MATTERS

     We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of September 30, 2001, we had a reserve of $4.7 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (FAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt FAS 142 effective January 1, 2002. We are currently evaluating the effect that adoption of the provisions of FAS 142 that are effective January 1, 2002 will have on our results of operations and financial position.

     In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We are required to adopt FAS 143 effective January 1, 2003. We are currently evaluating the effect that adoption of the provisions of FAS 143 will have on our results of operations and financial position.

     In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. We are required to adopt FAS 144 effective January 1, 2002. We are currently evaluating the effects of adopting FAS 144, but do not anticipate that the adoption of FAS 144 will have a material effect on our results of operations, financial position, or liquidity.


FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this offering circular to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are currently not involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the third quarter.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        During the third quarter of 2001, we filed no reports on Form 8-K.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELCENTERS OF AMERICA, INC.
                                                (Registrant)


Date: November 9, 2001            By: /s/ James W. George
                                      ------------------------------------------
                                       Name:  James W. George
                                       Title: Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)