Form 10-K405
period 2001-12-31
TRAVELCENTERS OF AMERICA INC
filed 2002-03-28
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, there were outstanding 6,932,196 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                      INDEX



PART I
          Item 1.          Business...................................................................          2
          Item 2.          Properties.................................................................          15
          Item 3.          Legal Proceedings..........................................................          15
          Item 4.          Submission of Matters to a Vote of Security Holders........................          15

PART II
          Item 5.          Market for Our Common Equity and Related Stockholder Matters...............          16
          Item 6.          Selected Financial Data....................................................          19
          Item 7.          Management's Discussion and Analysis.......................................          21
          Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.................          37
          Item 8.          Financial Statements and Supplementary Data................................          38
          Item 9.          Changes in and Disagreements With Accountants..............................          80

PART III
          Item 10.         Our Directors and Executive Officers.......................................          81
          Item 11.         Executive Compensation.....................................................          81
          Item 12.         Security Ownership of Certain Beneficial Owners and Management.............          81
          Item 13.         Certain Relationships and Related Transactions.............................          81

PART IV
          Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K............          81


SIGNATURES............................................................................................          83



                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2001, our geographically diverse network consisted of 153 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, 20 different brands of fast food restaurants, which we refer to as quick service restaurants, or QSRs, travel and convenience stores with a selection of over 4,000 items, and other driver amenities.

         The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. According to the National Association of Truck Stop Operators, or "NATSO," the travel center and truck stop industry is highly fragmented, with in excess of 3,000 travel centers and truck stops located on or near interstate highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only nine chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets.

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

         In July 1999, we signed an agreement with Freightliner LLC to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers through the Freightliner ServicePoint Program. Under the agreement, our truck repair facilities have been added to Freightliner's 24-hour customer assistance center database as a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler company, has an approximately 40% market share of heavy truck sales in North America. Freightliner also acquired a minority ownership interest in us at that time.

         On May 31, 2000, we and shareholders owning a majority of our voting stock entered into a recapitalization agreement and plan of merger, as amended, with TCA Acquisition Corporation, a newly created corporation formed by Oak Hill Capital Partners, L.P. and its affiliates ("Oak Hill"), under which TCA Acquisition Corporation agreed to merge with and into us. This merger was completed on November 14, 2000. Concurrent with the closing of the merger, we completed a series of transactions to effect a recapitalization and a refinancing that included the following:

         - TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and a group of other institutional investors, which we refer to as the Other Investors, for proceeds of $205.0 million and then merged TCA Acquisition Corporation with and into us. At the time of the merger, the Other Investors were Olympus Growth Fund III, L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., UBS Capital Americas II, LLC, Credit Suisse First Boston LFG Holdings 2000, L.P. and Credit Suisse First Boston Corporation, each of whom is an affiliate of certain of our former shareholders. Since that time, certain of these investors have sold their shares to other investors, including affiliates of certain of the Other Investors. Such sales of our shares are not frequent but could occur in the future.

         - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15.0 million that were retained by continuing stockholders, and cancelled all then outstanding common stock options and warrants for cash payments totaling $263.2 million.

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

         - We merged National Auto/Truckstops, Inc. with and into TA Operating Corporation.

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

         At December 31, 2001, we had two wholly owned subsidiaries, TA Operating Corporation, which is our primary travel center operating entity, and TA Franchise Systems Inc, which maintains our franchise agreements and relationships. TA Operating Corporation has the following direct or indirect wholly owned subsidiaries:

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

     - 35 leased sites were converted to company-operated sites, three during 2000, five during 1998 and 27 during 1997 (two more of these conversions were completed in the first two months of 2002 and a third conversion is expected to occur in April 2002);

     - one franchisee-owned site was converted to a company-operated site during 2000;

     - four new network sites were constructed, one in 2001, one in 2000 and two in 1999 (an additional new site is under construction and expected to open by July 2002);

     - two company-operated sites were added to our network through individual site acquisitions during 2000;

     - franchise agreements covering 28 franchisee-owned sites were terminated, one in 2000 and 27 in 1997;

     - 28 sites we owned were sold, four during 2001, two during 2000, five during 1999, two during 1998 and 15 during 1997 (one additional site was sold in March 2002 and the sale of another site is expected to close by the end of March 2002 or early April 2002);

     - two franchisee-owned sites were added to our network, one in 1999 and one in 1998; and

     - two company-operated sites were closed during 1999 and are being held for sale.

         In 1997, we initiated a capital program to upgrade, rebrand and re-image our travel centers and to build new travel centers. Under this capital program, as revised as a result of the Burns Bros. acquisition and the Travel Ports acquisition, we intend to invest approximately $410 million in our sites by the end of 2002, with approximately $364 million having been spent by the end of 2001. Through December 31, 2001, we completed full re-image projects at 33 of our sites at an average investment of $2.0 million per site. These full re-image projects typically include expanding the square footage of the travel and convenience store, adding a fast food court with two or three QSRs, upgrading showers and restrooms and updating the full-service restaurant. We also had completed smaller scale re-image projects at another 56 sites at an average cost of $0.3 million. During 2002, we intend to complete full re-image projects at another five of our sites and to complete smaller scale re-image projects at an additional five of our sites. During 2003, we intend to finish our re-imaging program for the company-operated sites by completing full re-image projects at an additional three sites and completing smaller scale re-image projects at one additional site. In addition to improving our existing sites, we have identified several new interstate areas available for our network's expansion. We have designed a "protoype" facility and a smaller "protolite" facility to standardize our travel centers and expand our brand name into new geographic markets while also increasing our appeal to motorists. The prototype and protolite designs combine an improved and efficient facility layout with nationally branded QSRs and gasoline brands as well as expanded product and service offerings. Since May 1999, we have completed construction of two protolite and seven prototype facilities, and one prototype facility and two protolite facilities are currently under development. Most of our future expansion will be with the protolite format, which requires significantly less land and capital investment than the prototype design and enables us to quickly and cost efficiently gain a presence in smaller markets. We also intend to pursue strategic acquisitions. Our franchisees will also continue to invest additional amounts of their own capital for reimaging and other projects at the sites they operate.

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

         As part of the transactions we completed to consummate our merger with TCA Acquisition Corporation and the related recapitalization, we completed a refinancing of our indebtedness, which refinancing transactions we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190 million of senior subordinated notes due 2009 and borrowed $328.3 million under our amended and restated senior credit facility that consists of a fully-drawn $328 million term loan facility and a $100 million revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were used to:

     - pay for the tender offer and consent solicitation for our 10 1/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

     - repay all amounts, including accrued interest, then outstanding under our existing amended and restated credit agreement;

     - redeem in full all of our then existing senior secured notes and pay related accrued interest and prepayment penalties;

    - make cash payments to certain of our then current equity owners, whose shares and unexercised stock options and warrants were redeemed and cancelled pursuant to the recapitalization agreement and plan of merger; and

    - pay fees and expenses related to the financings and the merger and recapitalization transactions.

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

         PRODUCT AND SERVICE OFFERINGS. We have developed an extensive and diverse offering of products and services to complement our diesel fuel business, which includes:

    - GASOLINE. We sell nationally recognized branded gasoline, consistently offering one of the top three gasoline brands in each geographic region. Of our 119 company-operated sites as of December 31, 2001, we offered branded gasoline at 100 sites and unbranded gasoline at nine sites.

    - FULL-SERVICE AND FAST FOOD RESTAURANTS. Most of our travel centers have both full-service restaurants and QSRs that offer customers a wide variety of nationally recognized brand names and food choices. Our full-service restaurants, branded under our "Country Pride," "Buckhorn Family Restaurants" and "Fork in the Road" proprietary brands, offer "home style" meals through menu table service and buffets. We also offer nationally branded QSRs such as Arby's, Burger King, Dunkin' Donuts, Pizza Hut, Popeye's Chicken & Biscuits, Sbarro, Subway and Taco Bell. We generally attempt to locate QSRs within the main travel center building, as opposed to constructing stand-alone buildings. As of December 31, 2001, 95 of our network travel centers offered at least one branded QSR.

    - TRUCK REPAIR AND MAINTENANCE SHOPS. All but 12 of our network travel centers have truck repair and maintenance shops. The typical repair shop has between two and four service bays, a parts storage room and fully trained mechanics on duty at all times. These shops, which generally operate 24 hours per day, 365 days per year, offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our other repair and maintenance facilities. As of December 31, 2001, all but one of our network sites that have truck repair and maintenance shops were participating in the Freightliner ServicePoint Program.

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

    - ADDITIONAL DRIVER SERVICES. We believe that fleets can improve the retention and recruitment of truck drivers by directing them to visit high-quality, full-service travel centers. We strive to provide a consistently high level of service and amenities to drivers at all of our travel centers, making our network an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive fund transfers from fleet operators. Most sites have installed telephone rooms with 25 to 30 pay telephones with AT&T long distance service. The typical travel center also has a video game room and designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a laundry area with washers and dryers and an average of six to 12 private showers.

        Additionally, we offer truck drivers a loyal fueler program, which we call the RoadKing Club, that is similar to the frequent flyer programs offered by airlines. Drivers receive a point for each gallon of diesel fuel purchased and can redeem their points for discounts on non-fuel products and services at any of our travel centers.

    - MOTELS. Twenty of our company-operated travel centers offer motels, with an average capacity of 39 rooms. Sixteen of these motels are operated under franchise grants from nationally branded motel chains, including Days Inn, HoJo Inn, Super 8, Rodeway and Travelodge.

OPERATIONS

         FUEL SUPPLY. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and are reset daily, and resell fuel to certain franchisees and to the public at prices that we establish daily. By establishing supply relationships with an average of four to five alternate suppliers per location, we have been able to effectively create competition for our purchases among various diesel fuel suppliers on a daily basis. We believe that this positioning with our suppliers will help our sites avoid product outages during times of diesel fuel supply disruptions. We have a single source of supply for gasoline at most of our sites that offer branded gasoline. Sites selling unbranded gasoline do not have exclusive supply arrangements.

         Other than pipeline tenders, fuel purchases made by us are delivered directly from suppliers' terminals to our travel centers. Until March 2002, we operated a fleet of 25 tankers to haul fuel to certain of our sites and to deliver supply to a select number of wholesale customers, but contract with common carriers for the majority of our fuel hauling needs. In March 2002, we sold our fuel tanker fleet to our primary fuel hauling service provider, who is providing this service for us at the sites formerly served by our fleet. This sale is not expected to materially change our operating costs. We do not contract to purchase substantial quantities of fuel for our inventory and are therefore susceptible to price increases and interruptions in supply. In the western United States, we use pipeline tenders and leased terminal space to mitigate the risk of supply disruptions, while in the eastern United States, we own and operate our own product terminal for this purpose. We are currently negotiating the sale of our fuel terminal. However, we will continue to utilize leased space at this terminal to manage our fuel supply needs in the region. The susceptibility to market price increases for diesel fuel is substantially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that are indexed to market prices, which reset daily. We do not engage in any fixed-price contracts with customers. We sell a majority of our diesel fuel on the basis of a daily industry index of average fuel costs plus a pumping fee and we hold less than three days of diesel fuel inventory at our sites. We engage in only a minimal level of hedging of our fuel purchases with futures and other derivative instruments that primarily are traded on the New York Mercantile Exchange.

         The Environmental Protection Agency has promulgated regulations to decrease the sulfur content of diesel fuel by 2006. The enactment of these regulations could reduce the supply and/or increase the cost of diesel fuel. A material decrease in the volume of diesel fuel sold for an extended period of time or instability in the prices of diesel fuel could have a material adverse effect on us.

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

         CENTRALIZED PURCHASING AND DISTRIBUTION. We maintain a distribution and warehouse center that services our network. The distribution center is located near Nashville, Tennessee and has approximately 85,000 square feet of storage space. Approximately every two weeks, the distribution center delivers products to our network sites using a combination of contract carriers and our fleet of trucks and trailers. In 2001, the distribution center shipped approximately $42.9 million of products. The distribution center's cost savings allow our travel centers to offer products at reduced prices while maintaining higher profit margins than many industry competitors.

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

COMPETITION

         The travel center and truck stop industry is highly competitive and fragmented. According to NATSO, there are in excess of 3,000 travel center and truck stops located on or near highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only nine chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets. In the United States, there are generally two types of facilities designed to serve the trucking industry:

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

         We believe that we experience substantial competition from pumper-only truck stop chains and that this competition is based principally on diesel fuel prices. In the pumper-only truck stop segment, the largest network, based on the number of facilities, is Pilot LLP, with approximately 250 sites. Pilot LLP's network was formed during 2001 by the combination of the networks formerly separately operated by Pilot Corporation and Marathon Ashland Petroleum LLC. We experience additional substantial competition from major full-service networks and independent chains, which is based principally on diesel fuel prices, non-fuel product and service offerings and customer service. In the full-service travel center segment, the only large networks, other than ours, are operated by Flying J Inc., with approximately 140 sites, and Petro Stopping Centers, L.P., with approximately 55 sites. Our truck repair and maintenance shops compete with regional full-service travel center and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships and auto parts service centers. We also compete with a variety of establishments located within walking distance of our travel centers, including full-service restaurants, QSRs, electronics stores, drugstores and travel and convenience stores.

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

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

         TA Licensing, Inc., a wholly owned subsidiary of TA Operating Corporation, licenses its trademarks to us, TA Operating Corporation and TA Franchise Systems. We enter into franchise agreements with operators and franchisee-owners of travel centers through TA Franchise Systems, and TA Franchise Systems collects franchise fees and royalties under these agreements. TA Franchise System's assets consist primarily of the rights under the original franchise agreements, the network franchise agreements and its trademark licenses from TA Licensing. TA Franchise Systems has no significant tangible assets.

NETWORK FRANCHISE AGREEMENT

         As of December 31, 2001, there were 25 leased sites operating under network franchise agreements. Two of these network franchise agreements were mutually terminated in 2002, one in January and one in February, and as a result, these leased sites were converted to company-operated sites. Further, we expect to terminate a third network franchise agreement in April 2002 and to convert this leased site into a company-operated site.

        INITIAL FRANCHISE FEE. The initial franchise fee for a new franchise is $100,000.

         TERM OF AGREEMENT. The initial term of the network franchise agreement is five years. The network franchise agreement provides for five three-year renewals on the terms being offered to prospective franchisees at the time of the franchisee's renewal. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the franchisee. The average remaining term of these agreements, including all renewal periods, is approximately 16 years. The initial terms of the current network franchise agreements expire in July 2002 through January 2003. We intend to circulate a revised network franchise agreement to our franchisee group. The key provisions of the revised network franchise agreement are substantially the same as in the current agreement, except that the initial term will be 10 years instead of five and there will be two five-year renewal terms.

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

         If we do not renew the network franchise agreement due to any of the three foregoing reasons, we may not enter into another network franchise agreement relating to the same franchised premises with another party within 180 days of the expiration date on terms materially different from those offered to the prior franchisee, unless the prior franchisee is offered the right, for a period of 30 days, to accept a renewal of the network franchise agreement on those different terms. If we do not renew the network franchise agreement because we make a good faith determination to withdraw from the marketing of fuel in the area of the franchised premises, we may not sell the franchised premises or franchised business for 90 days following the expiration of the network franchise agreement. The prior franchisee does not have a right of first refusal on the sale of the franchised premises.

NETWORK LEASE AGREEMENT

         In addition to franchise fees, we also collect rent from those franchisees that operate a travel center owned by us. As of December 31, 2001, there were 25 leased sites. Each operator of a leased site that enters into a network franchise agreement also must enter into a network lease agreement. Two of these network lease agreements were mutually terminated in 2002, one in January and one in February, and as a result, these leased sites were converted to company-operated sites. Further, we expect to terminate a third network lease agreement in April 2002 and to convert this leased site into a company-operated site.

         TERM. The lease agreements we have with our franchisees have a term of five years and allow for five renewals of three years each. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the operator. The average remaining term of these agreements, including all renewal periods, is approximately 16 years. The initial terms of the current network lease agreements expire in July 2002 through January 2003. We intend to circulate a revised network lease agreement to our franchisee group. The key provisions of the revised network lease agreement are substantially the same as in the current agreement, except that the initial term will be 10 years instead of five, there will be two five-year renewal terms, and the revised agreement requires the lessee to complete certain specific capital improvements to the site by December 31, 2003.

         RENT. Under the network lease, an operator must pay annual fixed rent equal to the sum of

         -   base rent agreed upon by the operator and us, plus

         - an amount equal to 14% of the cost of all capital improvements we fund that w e and the operator mutually agree will enhance the value of the leased premises and which cost in excess of $2,500, plus

         - an annual inflator equal to the percentage increase in the consumer price index.

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

         USE OF THE LEASED SITE. The operator must operate the leased site as a travel center in compliance with all laws, including all environmental laws. The operator must submit to quality inspections that we request and appoint a manager that we approve, who is responsible for the day-to-day operations at the leased site.

         TERMINATION/NONRENEWAL/TRANSFERABILITY/RIGHT OF FIRST REFUSAL. The network lease agreement contains terms and provisions regarding termination, nonrenewal, transferability and our right of first refusal which are substantially the same as the terms and provisions of the network franchise agreement.

ORIGINAL FRANCHISE AGREEMENT WITH BP NETWORK INDEPENDENT FRANCHISEES

         There are nine sites that continue to operate under the franchise agreements they had with TA Franchise Systems prior to the network franchise agreement being revised to its current form in 1997. The terms of these franchise agreements are generally the same as the network franchise agreement, but they do not require the franchises to purchase their diesel fuel from us and their provisions vary. At the expiration of these agreements, the respective franchisees may be offered an option to renew their franchises under a form of our then-current franchise agreement for franchisee-owned sites.

         TERM OF AGREEMENT. In general, the initial terms of the original franchise agreements are 10 years. The original franchise agreements provide for one or two renewals for an aggregate of 10 years. The original franchise agreements offer no assurance that the terms of the renewal will be the same as those of the initial franchise agreements. We may decline renewal under some circumstances or if specified terms and conditions are not satisfied by the franchisee. The average remaining term of these agreements is approximately five years.

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

         FUEL PURCHASES AND SALES. We do not require franchisees to purchase gasoline or diesel fuel from us. However, we charge royalty fees generally on diesel fuel sales at the franchised premises.

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

         We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. These tanks must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We have completed necessary upgrades to underground storage tanks to comply with federal regulations that took effect on December 22, 1998, and believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws.

         We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers owned by us in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or instances of noncompliance, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisition of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the Unocal and BP indemnities discussed below, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2001, we had a reserve for those matters of $4.2 million. In addition, we have obtained environmental insurance of up to $25.0 million for unanticipated costs regarding certain known environmental liabilities and for up to $40.0 million regarding certain unknown environmental liabilities.

         As part of the acquisition of the Unocal network, Phase I environmental assessments were conducted at the 97 Unocal network properties purchased by us. Under an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this agreement, Unocal is responsible for all costs incurred for:

    -    remediation of environmental contamination, and

    - otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network,

with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal also must indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot assure you that Unocal, if additional environmental claims or liabilities were to arise under the agreement with Unocal, would not dispute our claims for indemnification.

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

The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisition of the BP network. We must make claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. We cannot assure you that BP, if additional environmental claims or liabilities were to arise under the environmental agreement with BP, would not dispute our claims for indemnification.

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

EMPLOYEES

         As of December 31, 2001, we employed approximately 10,255 people on a full- or part-time basis. Of this total, approximately 9,880 were employees at our company-operated sites and in fuel transportation, approximately 320 performed managerial, operational or support services at our headquarters or elsewhere and approximately 55 employees staffed the distribution center. All of our employees are non-union. We believe that our relationship with our employees is satisfactory.

ITEM 2.  PROPERTIES

         Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

         Of our 144 owned sites in operation as of December 31, 2001, the land and improvements at 11 are leased, the improvements but not the land at seven are leased, four are subject to ground leases of the entire site and 10 are subject to ground leases of portions of these sites. We consider our facilities suitable and adequate for the purposes for which they are used. In addition to these 144 sites, we own two sites that will be developed as travel centers and two sites that are closed and being held for sale.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are currently not involved in any litigation, individually or in the aggregate, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 26, 2001, the holders of 6,456,698 shares of the 6,932,196 total shares of our outstanding voting stock, by written consent without a meeting, approved in accordance with Section 280(g) of the Internal Revenue Code of 1986, as amended, the adoption of our 2001 Stock Incentive Plan. In accordance with Section 228 of the Delaware General Corporation Law, notice of the action was provided to the holders of shares of voting stock who did not participate in the consent solicitation.

         Our annual meeting of stockholders was held on December 26, 2001 for the purpose of electing a board of directors. The nominees for director, Robert
J. Branson, Michael Greene, Steven B. Gruber, Edwin P. Kuhn, Louis J. Mischianti, John Pangborn and Rowan G.P. Taylor, were all elected by the following vote:

                  Shares voted "for"                 6,618,470
                  Shares voted "against"                     0

         Subsequent to this vote, Chris Patterson was appointed to our board of directors to replace John Pangborn, who is retiring.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

         HOLDERS. As of March 15, 2002, the outstanding shares of our common stock were held of record by 35 stockholders.

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

         RECENT SALES OF UNREGISTERED SECURITIES. During 1999, 2000 and 2001, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof.

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

                           - In 2001, we sold 2,434 shares at $31.75 per share. The proceeds from this sale were used for general corporate purposes.

                  (5) We consummated an offering of Senior Subordinated Notes due 2009 to "qualified institutional buyers," as defined in Rule 144A under the Securities Act and to non-U.S. persons under Regulation S of the Securities Act. The offering was consummated on November 14, 2000 with the sale of 190,000 units, each unit consisting of one 12 3/4% Senior Subordinated Note due 2009 of TravelCenters of America, Inc. with a principal amount of $1,000, three initial warrants to purchase 0.36469 shares of our common stock and one contingent warrant to purchase 0.36469 shares of our common stock. We filed an exchange offer registration statement on December 21, 2000 with respect to a proposed exchange of the outstanding notes for registered notes having substantially the same terms as the outstanding notes. A second registration statement was filed on December 21, 2000 to register the warrants and the shares of common stock issuable upon exercise of the warrants.

                           We received net proceeds of approximately $171.7 million from the sale of the units, which included the sale of the outstanding notes, the initial warrants and contingent warrants, (after deducting discounts, commissions and certain expenses of the offering of the notes). The net proceeds from the unit sale, together with cash, borrowings under the Senior Credit Facility and the proceeds from the sale of common equity were used to:

                                    -        make cash payments totaling
                                             approximately $263.2 million to
                                             certain of our then current equity
                                             owners, whose shares and
                                             unexercised common stock options
                                             and warrants were redeemed or
                                             canceled in connection with the
                                             Transactions;

                                    -        pay $16.3 million for the merger
                                             transaction expense of certain of
                                             our then current equity owners;

                                    -        repay all amounts outstanding under
                                             our Amended and Restated Credit
                                             Agreement dated as of November 24,
                                             1998;

                                    -        redeem in full all of our then
                                             existing senior secured notes and
                                             pay a prepayment penalty;

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

                           The initial warrants may be exercised at any time on or after November 14, 2001, and the contingent warrants may be exercised at any time after the contingent warrant release date. However, holders of warrants will be able to exercise their warrants only if the shelf registration statement is effective or the exercise of the warrants is exempt from the registration requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdictions in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

         SUMMARY OF EQUITY COMPENSATION PLANS. The following table sets forth information about all our equity compensation plans in effect as of December 31, 2001, which consisted solely of the 2001 Stock Incentive Plan, which plan was approved by our stockholders during 2001. All of our equity compensation plans currently in effect have been approved by our stockholders.


                                                                                              (C)
                                                                                           Number of
                                                                                           securities
                                                    (A)                                    remaining
                                                 Number of                               available for
                                              securities to be            (B)           future issuance
                                                issued upon         Weighted-average      under equity
                                                exercise of         exercise price        compensation
                                                outstanding         of outstanding      plans (excluding
                                                  options,             options,            securities
                                                warrants and           warrants           reflected in
                  Plan Category                    rights             and rights          column (A))
          -------------------------------    -------------------    ----------------    ----------------
          Equity compensation
          plans approved by
          stockholders...................           944,881          $     31.75                --
          Equity compensation plans
            not approved by
            stockholders...................              --                   --                --
                                             -------------------    ----------------    -------------------
          Total............................         944,811          $     31.75                --
                                             ===================    ================    ===================




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


                                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------------
                                                    1997         1998(1)         1999(2)           2000           2001
                                                    ----         -------         -------           ----           ----
                                                           (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
     Revenues:
         Fuel.................................. $   708,637    $   554,735     $   955,105    $  1,485,732    $ 1,331,807
         Non-fuel..............................     293,843        347,531         479,059         555,491        585,717
         Rent and royalties....................      36,848         21,544          20,460          18,822         17,491
                                                -----------    -----------     -----------     -----------    -----------
             Total revenues....................   1,039,328        923,810       1,454,624       2,060,045      1,935,015
     Gross profit (excluding depreciation).....     266,244        296,661         403,544         448,725        467,262
     Income from operations(3).................      24,055         20,576          39,724          19,141         41,527
     Extraordinary loss (net of applicable
       income taxes)...........................      (5,554)        (3,905)              -         (13,800)             -
     Net income (loss).........................      (5,763)        (8,082)             99         (37,714)        (9,842)
     Income (loss) before extraordinary item
       per common share (basic and diluted)....       (7.56)        (21.12)         (12.96)         (17.20)         (1.42)

 BALANCE SHEET DATA (END OF PERIOD):
     Total assets.............................. $   506,988    $   609,219     $   651,716    $    735,055    $   679,856
     Long-term debt (net of unamortized
           discount)...........................     289,625        390,865         404,369         547,607        548,869
     Mandatorily redeemable preferred
           stock(4)............................      61,404         69,974          79,739               -              -
     Working capital...........................      86,103         97,378          35,232          38,727         26,949
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
          gallons).............................     975,495        973,812       1,370,017       1,384,759      1,369,251
     Capital expenditures, excluding business
          acquisitions......................... $    60,818    $    65,704     $    87,401     $    68,107    $    54,490
     EBITDA(5).................................      63,553         68,708          97,976         103,547        105,035
     Cash flows (used in) provided by:
         Operating activities..................      41,670         48,521          44,712          65,952         37,106
         Investing activities..................     (37,987)      (125,505)       (136,016)        (77,115)       (46,234)
         Financing activities..................      44,294         94,428          20,144          22,142             (3)
NUMBER OF SITES (END OF PERIOD):
     Company-operated sites......................        86            105             118             122            119
     Leased sites................................        35             30              29              26             25
     Franchisee-owned sites......................         9             10              11               9              9
                                                 ----------    -----------     -----------    ------------    -----------
         Total network sites.....................       130            145             158             157            153
                                                 ==========    ===========     ===========    ============    ===========



Notes to Selected Financial Data

(1) Reflects the operating results of 17 sites we acquired from Burns Bros. on December 3, 1998.

(2) Reflects the operating results of 16 sites we acquired as part of our acquisition of Travel Ports on June 3, 1999.

(3) For the year ended December 31, 2000, income from operations was reduced by $22,004,000 of merger and recapitalization expenses incurred in connection with the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization.

(4) "Mandatorily redeemable preferred stock" was comprised of two series of convertible preferred stock that were redeemed as part of our merger and recapitalization transactions in November 2000.

(5) "EBITDA," as used here for years after 1999, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense and (e) costs of the merger and recapitalization transactions. For years prior to 2000, gains or losses on sales of property and equipment were also adjusted out of net income to determine EBITDA, as this was the definition for EBITDA in our prior debt agreements. We have included certain information concerning EBITDA because management believes that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. While EBITDA is frequently used as a measure of operations and ability to meet debt service requirements, it is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial position and results of operations is based upon, and should be read in conjunction with, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are the allowance for doubtful accounts, asset impairment, environmental liabilities, income tax accounting and consolidation of special purpose entities.

         Allowances for doubtful accounts and notes receivable are maintained based on historical payment patterns, aging of accounts receivable, periodic review of our customers' financial condition, and actual writeoff history. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

         We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. The net carrying value of assets not recoverable is then reduced to fair value. Our estimated cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions. If these estimates or their underlying assumptions change in the future, we may be required to record additional impairment charges for these assets or to reverse previously recognized impairment charges.

         We establish an environmental contingency reserve when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. The estimates of these costs are based on our best estimates of our future obligations given current and pending laws and the currently available facts concerning each environmental incident, as well as our estimate of amounts recoverable under indemnification agreements and/or state or private insurance plans. Should the actual costs to remediate an incident differ from our estimates, or should new facts come to light or laws become enacted that modify the scope of our remediation projects, revisions to the estimated environmental contingency reserve would be required.

         As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. It is our policy to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, although we have not to date recognized such a valuation allowance. Increases in the valuation allowance result in additional expenses to be reflected within the tax provision in the consolidated statement of operations.

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case, although the Financial Accounting Standards Board
(FASB) is currently discussing changes to generally accepted accounting principles that could require changes to our accounting with respect to the special purpose entity. Consolidating the special purpose entity would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 153 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the year ended December 31, 2001, we earned gross profit on our fuel sales and non-fuel sales of 7.8% and 59.2%, respectively. Accordingly, for the year ended December 31, 2001, while fuel sales constituted 68.8% of our total revenues and non-fuel sales constituted 30.3% of our total revenues, our non-fuel business generated 74.2% of our total gross profit while our fuel business generated 22.1% of our total gross profit. Rents and royalties constituted 0.9% of our total revenues and 3.7% of our total gross profit.

COMPOSITION OF OUR NETWORK

         Since December 31, 1998, the changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 1998 through December 31, 2001:


                                           COMPANY-                     FRANCHISEE-
                                           OPERATED        LEASED          OWNED          TOTAL
                                             SITES          SITES          SITES          SITES
                                         -------------- -------------- -------------- --------------
Number of sites at December 31, 1998(1)        105            30             10             145

1999 Activity:
   New sites                                    3             --              1              4
   Sales of sites                              (4)            (1)            --             (5)
   Closed sites (held for sale)                (2)            --             --             (2)
   Travel Ports acquisition                    16             --             --             16
                                             ------         ------         ------         ----
Number of sites at December 31, 1999(1)        118            29             11             158

2000 Activity:
   New sites                                    2             --             --              2
   Sales of sites                              (2)            --             --             (2)
   Conversion of franchisee-owned site
     to company-operated site                   1             --             (1)             -
   Conversions of leased sites to
       company-operated sites                   3             (3)             -              -
   Termination of franchisee-owned site        --             --             (1)            (1)
                                             ------         ------         ------         -----
Number of sites at December 31, 2000(1)        122            26              9             157

2001 Activity:
   Sales of sites                             (3)             (1)            --             (4)
                                             ------         ------         ------         -----
Number of sites at December 31, 2001           119            25              9             153
                                             ======         ======         ======         =====


         (1) Includes one company-operated site held for development until its construction was completed during 2001.

         In 2002, the lease and franchise agreements covering two leased sites were mutually terminated and, as a result these sites were converted into company-operated sites. We expect to convert one additional leased site into a company-operated site in April 2002 upon the termination of the lease and franchise agreements covering that site. We sold one company-operated site in March 2002, and at March 25, 2002, we also had one additional company-operated site under contract to be sold.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Our consolidated revenues for the year ended December 31, 2001 were $1,935.0 million, which represents a decrease from the year ended December 31, 2000 of $125.0 million, or 6.1%. This decrease was primarily the result of a decrease in our fuel revenue, largely due to fuel commodity prices. Our level of sales during the first eight months of 2001 was adversely affected by the worsening United States economy that began to weaken during 2000. The September 11, 2001 terrorist attacks on the United States disrupted the financial markets and consumer confidence, further exacerbating the adverse effect of the economic slowdown on our sales levels.

         Fuel revenue for the year ended December 31, 2001 decreased by $153.9 million, or 10.4%, from 2000. The decrease was attributable principally to decreases in diesel fuel average selling prices. This decrease was also caused by a decline in the average selling prices of gasoline and a slight decrease in diesel fuel sales volume, partially offset by increased gasoline sales volume. Average diesel fuel and gasoline sales prices for the year ended December 31, 2001 decreased by 11.0% and 11.6%, respectively, as compared to the same period in 2000, primarily reflecting decreases in commodity prices but also reflecting our more competitive fuel pricing. Diesel fuel and gasoline sales volumes for the year ended December 31, 2001 decreased 1.1% and increased 23.3%, respectively, as compared to the year ended December 31, 2000. For the year ended December 31, 2001, we sold 1,369.3 million gallons of diesel fuel and
125.9 million gallons of gasoline, as compared to 1,384.8 million gallons of diesel fuel and 102.1 million gallons of gasoline for the year ended December 31, 2000. The diesel fuel sales volume decrease resulted from a decline in our wholesale diesel fuel sales of 53.2 million gallons, or 50.7%, as a result of a planned retrenchment in this area and reduced sales volumes at sites we sold during 2000 and 2001, partially offset by increased sales volume on a same-site basis and at new sites acquired or constructed during 2000 and 2001. The gasoline sales volume increase was due to increased sales volume on a same-site basis and at new sites acquired or constructed during 2000 and 2001, partially offset by reduced sales volumes at sites sold during 2000 and 2001. Same-site diesel fuel sales volume for 2001 reflected a 4.3% increase from 2000 and same-site gasoline sales volume for 2001 reflected a 24.1% increase from 2000. We believe the same-site diesel fuel sales volume increase was a result of our more competitive retail fuel pricing posture adopted in July 2000, in combination with the September 2000 introduction of our enhanced customer loyalty program, which we refer to as the RoadKing Club. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the year ended December 31, 2001 of $585.7 million reflected an increase of $30.2 million, or 5.4%, from the year ended December 31, 2000. The increase was attributable to both same-site sales increases and the increased sales at the company-operated sites added to our network in 2000 and 2001. On a same-site basis, non-fuel revenue increased 3.3% for the year ended December 31, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from both the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers, and our more competitive fuel prices, partially offset by the weakening of the United States economy throughout 2001.

         Rent and royalty revenues for the year ended December 31, 2001 reflected a $1.3 million, or 6.9%, decrease from the same period in 2000. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of three leased sites to company-operated sites; the termination of the franchise agreements with the franchisees of one franchisee-owned site that was converted to a company-operated site and one leased site that was sold; and the termination of the franchise agreement covering one franchisee-owned site that left our network. This decrease was partially offset by a 1.1% increase in same-site royalty revenue and a 3.0% increase in same-site rent revenue.

         GROSS PROFIT (EXCLUDING DEPRECIATION). Our gross profit for the year ended December 31, 2001 was $467.2 million, compared to $448.7 million for the same period in 2000, an increase of $18.5 million, or 4.1%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volume that were partially offset by a decrease in diesel fuel volume, a reduced level of diesel fuel and gasoline margins per gallon and decreased rent and royalty revenue.

         OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $17.2 million, or 5.6%, to $325.7 million for the year ended December 31, 2001 compared to $308.5 million for the year ended December 31, 2000. This increase reflected both increased non-fuel sales volume and a $2.8 million increase in utility expenses that resulted from significantly higher electricity prices and relatively colder weather in early 2001 as compared to 2000. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2001 were 54.0%, compared to 53.7% for the same period in 2000, reflecting the increased utility costs, partially offset by the results of our cost-cutting measures at our sites.

         Our selling, general and administrative expenses for the year ended December 31, 2001 were $38.3 million, as compared to $38.2 million for the year ended December 31, 2000. This increase of $0.1 million, or 0.1%, was attributable to increased salary expense almost completely offset by decreases in travel costs, professional fees and other costs.

         TRANSITION EXPENSES. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur transition expenses in 2001, and we do not anticipate incurring transition expenses in 2002.

         DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the year ended December 31, 2001 was $63.5 million, compared to $62.8 million for the year ended December 31, 2000. The increase in depreciation and amortization expense was attributable to a larger base of depreciable assets due to our capital expenditures during 2000 and 2001, $2.5 million of impairment charges we recognized during 2001 with respect to sites we are holding for sale, and partially offset by reduced depreciation expense resulting from a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the year ended December 31, 2001 by approximately $8.5 million from what it would have been. The impairment charges recognized during 2001 were based on our best estimates of sales proceeds for the sites we are holding for sale, based on current market factors. As market factors change, it is reasonably likely that our estimates of sales proceeds for the sites held for sale could change, resulting in additional impairment charges or the reversal of a previously recognized impairment charge. The many factors involved in sales of real estate make it possible that not all of these sites will be sold within a year.

         MERGER AND RECAPITALIZATION EXPENSES. Merger and recapitalization expenses were the costs we incurred during 2000 in completing a recapitalization and a merger with TCA Acquisition Corporation, a newly created company formed by Oak Hill Capital Partners, L.P. and its affiliates. These costs principally consisted of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management, and totaled $22.0 million during 2000. We incurred no such costs during 2001.

         INCOME FROM OPERATIONS. We generated income from operations of $41.5 million for the year ended December 31, 2001, compared to income from operations of $19.1 million for the same period in 2000. The most significant reason for this increase of $22.4 million, or 117.3%, was the lack of merger and recapitalization expenses in 2001 as compared to $22.0 million of such expenses in 2000. The increase in gross profit was also attributable to the variations in gross profit and expenses described above, as well as a $0.3 million increase in gain on sales of property and equipment and our recognizing no stock compensation expense or benefit in 2001 as compared to a $1.4 million benefit for stock compensation in 2000.

         EBITDA for the year ended December 31, 2001 was $105.0 million, as compared to EBITDA of $103.5 million for the year ended December 31, 2000, an increase of $1.5 million, or 1.4%. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense and (d) transition expense. EBITDA for the year ended December 31, 2001 increased over the year ended December 31, 2000 primarily as a result of the increases in gross profit, partially offset by the increase in operating expenses.

         INTEREST AND OTHER FINANCIAL COSTS--NET. Interest and other financial costs, net, for the year ended December 31, 2001 increased by $10.7 million, or 22.7%, compared to the year ended December 31, 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000. These increases were partially offset by reduced interest rates on our term loan and revolving credit agreement borrowings as a result of the decline in market interest rates.

         INCOME TAXES. Our effective income tax benefit rates for the years ended December 31, 2001 and 2000 were 39.6% and 14.6%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the effect of certain tax credits. The change between years in the effective tax rate was primarily the result of recognizing the differences between the estimated and actual amounts of non-deductible merger and recapitalization expenses incurred in 2000 and a decrease in the amount of nondeductible expenses incurred in 2001 as compared to 2000. We have not recognized a valuation allowance for our net deferred tax assets, as we believe we are more likely than not to realize those assets. We need to generate $67.9 million of future taxable income to realize our net deferred tax assets. Our existing level of pretax earnings for financial reporting purposes, as represented by our 2001 results, would not be sufficient to generate that amount of future taxable income. However, we believe we will generate sufficient future taxable income to realize our net deferred tax assets for the reasons, and based on the estimates, described below. Different assumptions as to our future expected taxable income could lead to revisions in the estimated amount of valuation allowance required to be recognized against our deferred tax assets.

- We expect to increase our profitability as compared to that generated in 2001. Earnings from the significant capital improvements made to our network sites over the past few years are expected to increase as these assets fully mature. We intend to add new company-operated and franchisee-owned travel centers to our network. We also intend to increase the earnings capability of our existing sites through other capital investments, such as for site re-image projects, additional truck and maintenance repair shop capacity, expanded QSR offerings, expanded parking areas and other similar projects. We also expect to benefit from a strengthening United States economy during and after 2002.

- We expect that our interest expense will decline as we begin to reduce our level of indebtedness, through scheduled repayments, reducing our outstanding revolver borrowings and making required excess cash flow prepayments in future years as our EBITDA increases while we maintain a relatively lower level of capital expenditures.

- We have made significant capital investments in our business since our formation, especially in 1993 and in 1998 through 2000. Many of these assets, which typically have depreciable lives of five to 15 years, are at or near the ends of their depreciable lives. As our level of capital expenditures is anticipated to remain at a relatively lower level than these periods, we expect our depreciation expense to decline. This is particularly so for tax depreciation due to the double-declining balance depreciation method we followed for our tax returns. Beginning with our income tax returns for 2001, we will elect to use the alternative depreciation system, which generally depreciates assets on a straight-line basis over longer depreciable lives than those we have been using.

- We have available to us tax planning strategies we could employ to increase our taxable income. The principal tax planning strategy we could undertake is the sale/leaseback of certain of our travel centers. The sale/leaseback transaction would be expected to generate a sufficient taxable gain in the year consummated to fully utilize any expiring unused net operating loss carryforwards and could be expected to increase our taxable income in subsequent years as lower interest expense and depreciation deductions would, in all likelihood, more than offset the additional operating lease expense. Although we would not ordinarily execute this tax planing strategy, we would do so to prevent our net operating loss carryforwards from expiring unused in 2020 and subsequent years.

         The following table sets forth the historical relationship between pretax earnings for financial reporting purposes and taxable income for income tax purposes.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1999            2000           2001
                                                                       --------------- ------------------------------
                                                                                 (IN MILLIONS OF DOLLARS)
         Pretax earnings (loss) for financial
              reporting purposes.......................................  $     1.2       $   (48.9)     $   (16.3)
         State income tax expense......................................       (0.9)           (0.8)          (1.6)
         Accelerated tax depreciation..................................        0.2            (8.0)         (12.2)
         Benefit of tax credits........................................        0.6             0.8            0.9
         Non-deductible expenses.......................................        1.4            11.9            1.6
         Temporary differences, net....................................        2.0            (4.5)          (7.4)
                                                                         ---------       ---------      ---------
         Federal taxable income (loss).................................  $     4.5       $   (49.5)     $   (35.0)
                                                                         =========       =========      =========


         Of our total net operating loss carryforwards at December 31, 2001 of $84.3 million, $49.3 million generated in 2000 expires in 2020 and $35.0 million generated in 2001 expires in 2021. Tax law limits the amount of the $49.3 million net operating loss carryforward we generated in 2000 that can be utilized to approximately $12 million per year. As none of the 2000 net operating loss was utilized in 2001, the usage of the net operating loss generated in 2000 will be limited to approximately $24 million for 2002. Use of the net operating loss generated in 2001 is unlimited.

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

         MERGER AND RECAPITALIZATION EXPENSES. Merger and recapitalization expenses were the costs we incurred in completing a recapitalization and a merger with TCA Acquisition Corporation, a newly created company formed by Oak Hill Capital Partners, L.P. and its affiliates. These costs principally consisted of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management, and totaled $22.0 million during 2000. We incurred no such costs during 1999.

         INCOME FROM OPERATIONS. We generated income from operations of $19.1 million for the year ended December 31, 2000, compared to income from operations of $39.7 million for the same period in 1999. This decrease of $20.6 million, or 51.9%, was primarily attributable to the following factors: (a) a $10.9 million increase in depreciation and amortization expense, (b) the $22.0 million of merger and recapitalization expenses, (c) a $6.4 million decrease in stock compensation expense, (d) a $2.9 million decrease in transition expenses, and
(e) a $45.2 million increase in gross profit partially offset by a $41.4 million increase in operating expenses. EBITDA for the year ended December 31, 2000 was $103.5 million. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes,
(b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense and (e) costs of the merger and recapitalization transactions. EBITDA for 2000 increased from 1999 primarily as a result of a full year's results from the additional company-operated sites obtained in the Travel Ports acquisition and increased non-fuel revenues resulting from the significant capital improvements we have made.

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

         EXTRAORDINARY LOSS. During the fourth quarter of 2000 we recognized an extraordinary loss of $13.8 million in connection with the early extinguishment of indebtedness. This amount was net of the applicable income tax benefits of $7.1 million. This extraordinary loss consisted of (a) the write off of $7.6 million of unamortized deferred financing costs we had incurred when we had issued the extinguished indebtedness, (b) $11.6 million of tender offer and consent solicitation premium and related fees related to redeeming our then outstanding Senior Subordinated Notes due 2007, (c) $0.8 million of prepayment penalties related to redeeming our then outstanding senior secured notes and (d) $0.9 million to exit an interest rate swap agreement related to the extinguished debt. We incurred no extraordinary items during 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts due to the somewhat seasonal nature of our operations, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services and increases in crude oil and/or petroleum products and increases in interest rates. It is reasonably likely that the United States economy could fall into a deeper recession, or make a slower recovery, than expected. Similarly, it is reasonably likely that interest rates and petroleum products prices will increase during 2002 from levels that existed during 2001, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.5 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement.

         We anticipate that we will be able to fund our 2002 working capital requirements and capital expenditures primarily from funds generated from operations and proceeds from the sales of travel centers we are holding for sale, and, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $37.1 million in 2001, $66.0 million in 2000 and $44.7 million in 1999. The $28.9 million decrease in cash provided by operating activities in 2001 as compared to 2000 was primarily attributable to two factors: interest expense increased by $10.7 million and cash from working capital decreased by $22.5 million. In 2001, we invested $10.3 million in working capital while in 2000 we generated $12.2 million of cash from working capital. The increase in cash provided by operations for 2000 as compared to 1999 resulted primarily from the changes between years in cash invested in working capital.

         Net cash used in investing activities for 2001 was $46.2 million versus $77.1 million in 2000 and $136.0 million in 1999. During 2001, we invested $54.5 million of capital expenditures into our network and generated $8.3 million of proceeds from sales of assets for net capital expenditures of $46.2 million. This reduced level of capital spending as compared to 2000 was as planned. During 2000, we invested $9.7 million to convert three leased sites to company-operated sites, to convert one franchisee-owned site to a company-operated site, to acquire two new company-operated sites and to acquire a minority interest in a related business. For the same period in 1999, we invested $57.0 million to acquire Travel Ports. Capital expenditures for 2000 were $19.3 million less than in 1999. This decrease was primarily attributable to a planned reduction in capital spending in 2000 as compared to 1999, primarily reflecting a reduced level of one-time investments, such as re-branding and information systems, at the sites acquired from Burns Bros. and Travel Ports. Net cash used in investing activities in 1999 included $87.4 million for capital expenditures and $57.8 million for the Travel Ports acquisition. These outlays were partially offset by $9.1 million of cash proceeds from sales of property and equipment, which primarily consisted of the sales of five travel center sites during 1999.

         As part of our capital investment program, through which we have invested approximately $364 million in 1997 through 2001 to maintain, re-image, rebrand, upgrade and expand our network of travel centers, we have budgeted future expenditures to add additional sites, re-brand and re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs at existing sites, make required environmental improvements, and purchase, install and upgrade our information systems. The capital expenditures budget for 2002 is approximately $42 million.

         For the year ended December 31, 2001, cash flows from financing activities were negligible. We made net borrowings of $3.6 million under our revolving credit facility, paid $3.3 million of costs of our merger and recapitalization transactions of November 2000, and had net payments of $0.3 million for other financing activities. Net cash flows provided by financing activities were $22.1 in 2000 and $20.1 million in 1999. During 2000, we had net borrowings under our revolving credit facilities of $25.3 million. We also completed the 2000 Refinancing in connection with our merger and recapitalization transactions, which included proceeds from new debt borrowings of $511.0 million, proceeds from the issuances of stock of $208.7 million, repurchases of equity securities of $263.2 million, repayments of indebtedness of $423.6 million and payment of various related fees, expenses and prepayment penalties of $67.1 million. We also made $1.8 million of scheduled debt payments during 2000. The cash provided during 1999 was the result of a $6.7 million capital investment and net borrowings of $15.0 million under our revolving credit facility. We made $1.6 million of scheduled debt repayments during 1999.

DESCRIPTION OF INDEBTEDNESS

         The Senior Credit Facility provides senior secured financing of up to $428.0 million, consisting of a $328.0 million term loan facility with a maturity of eight years and a $100.0 million revolving credit facility with a maturity of six years. At December 31, 2001, we had outstanding borrowings and issued letters of credit of $43.9 million and $4.8 million, respectively, leaving $51.3 million of our $100 million revolving credit facility available for borrowings. The term loan facility and the revolving credit facility bear interest at a rate equal to:

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


                                                                                              SCHEDULED
           YEAR ENDED                                                                         PRINCIPAL
           DECEMBER 31,                                                                       REPAYMENTS
           ------------                                                                     ----------------
           2002........................................................................     $     3,280,000
           2003........................................................................           3,280,000
           2004........................................................................           3,280,000
           2005........................................................................           3,280,000
           2006........................................................................           3,280,000
           2007........................................................................          80,360,000
           2008........................................................................         231,240,000
                                                                                            ---------------
           Total.......................................................................     $   328,000,000
                                                                                            ===============


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

         As of December 31, 2001, $4.4 million was outstanding under a note payable by us to a former operator of a site, which we refer to as the Santa Nella Note. The note bears interest at an annual rate of 5%, requires quarterly principal and interest payments of $98,000 through October 1, 2018 and is secured by the real estate and improvements located at the site.

OFF-BALANCE SHEET ARRANGEMENTS

         On September 9, 1999, we entered into a master lease program with a special purpose entity that has been, and will be, used to finance the construction of eight travel centers on land we own. These lease transactions are evaluated for lease classification in accordance with FAS 13. We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case. Consolidating the special purpose entity would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. The total committed amount of the facility, as amended, is $72.0 million, of which $63.7 million was used as of December 31, 2001. The remaining amount available under the program will be used by July 2002, at which time construction of the eighth site is expected to be completed. Construction of the first seven travel centers had been completed by December 31, 2001. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to either purchase the improvements for an amount equal to the sum of (a) the outstanding indebtedness of the lessor and (b) the equity capital balance, or to make a termination payment to the lessor and abandon the travel centers. We anticipate that on September 9, 2006 we will renew and extend the lease agreement, but may either be unable to do so or elect not to do so and instead either pay approximately $58.1 million to acquire the leased assets or make the termination payment of approximately $44.0 million.

         Under the related lease agreement, our quarterly lease payments are based on the capitalization and weighted-average cost of capital of the lessor. The lessor was initially capitalized with $2.4 million of equity and has entered into a loan and security agreement through which it has borrowed $61.3 million through December 31, 2001 and can borrow an additional $8.3 million as the funds are needed to pay the construction costs of our site. We do not guarantee the indebtedness of the lessor. The lessor's equity holders receive a return on their contributed capital equal to LIBOR plus 10.75%, while the interest rate for the indebtedness is equal to LIBOR plus a spread that will decrease from 4.0% to 3.0% if our ratio of total debt to EBITDA improves. Our quarterly rent payments are calculated to equal the quarterly interest expense, return on equity and debt amortization requirements of the lessor, based on a straight-line amortization schedule that ensures 20% of the underlying indebtedness is repaid by the expiration of the initial lease term on September 9, 2006.

      The following are additional amounts related to the master lease program (all amounts are as of December 31, 2001):

         - The lessor's total capitalization of $61.7 million consisted of $59.3 of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

         - The lessors assets related to the master lease program consisted of $59.5 million of tangible fixed assets, $1.6 of capitalized interest and $2.6 of deferred financing costs.

         - We had a receivable of $1.1 million from the lessor for reimbursement of travel center construction costs we had funded for the lessor in our role as construction agent.

         - During 2001, for the five sites that were leased for the full year and the two sites that opened in July and September during the year, we recognized and paid lease rent expense under this master lease program of $6.1 million. Excluding this rent expense, the seven sites completed under this program as of December 31, 2001 generated EBITDA of $7.0 million for the year ended December 31, 2001.

         - The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $4.0 million and $4.7 million, respectively, for the year ended December 31, 2001.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.


                                                                          PAYMENTS DUE BY PERIOD
                                               -----------------------------------------------------------------------------
          CONTRACTUAL OBLIGATIONS                  TOTAL           2002         2003-2004       2005-2006      THEREAFTER
          -----------------------                  -----           ----         ---------       ---------      ----------
                                                                         (IN MILLIONS OF DOLLARS)
          Long-term debt......................  $    566.3     $    3.4         $   6.9         $    50.9        $ 505.1
          Operating leases(1).................       219.7         19.2            33.5              85.3           81.7
          Other long-term obligations(2)......         3.3          3.3              --                --             --
                                                ----------     --------         -------         ---------        -------
          Total contractual cash obligations..  $    789.3     $   25.9         $  40.4         $   136.2        $ 586.8
                                                ==========     ========         =======         =========        =======

         (1) Assumes that the master lease facility is not renewed at the expiration of the initial lease term and the travel centers are acquired by us in 2006 for $58.1 million.

         (2) Reflects amounts related to our interest rate protection agreement with a notional amount of $80 million, assuming the variable interest rate in effect at December 31, 2001 remains unchanged through maturity of the agreement in December 2002.

         Our only commercial commitments of any significance are the $4.8 million of standby letters of credit we had outstanding as of December 31, 2001.

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

         After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration that was paid in our merger and recapitalization transactions, was $220.0 million. The transactions described above, which resulted in a change of control of us, have been accounted for as a leveraged recapitalization, as opposed to a purchase business combination, since the change of control was effected through issuance of new shares to our new control group in conjunction with a redemption of most of our then outstanding equity securities. We followed leveraged recapitalization accounting because of the significance of the ownership interest in us that was retained by continuing stockholders. In accounting for our leveraged recapitalization, we retained the historical cost bases of our assets and liabilities and consequently recorded charges totaling $179.0 million to our equity accounts upon the redemption of equity securities. This accounting treatment contrasts with that followed in a purchase business combination, in which a company reflects the new basis in its assets and liabilities of its new control group by increasing or decreasing its historical balances based on the estimated fair values at that time and avoids the charge to equity that accompanies the redemption of equity securities. Based on a limited appraisal of our owned network sites performed in connection with the merger and recapitalization transactions, the estimated fair value of our sites at June 15, 2000 was approximately $1.05 billion.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2001, we had a reserve of $4.2 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued FAS 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. We adopted FAS 142 effective January 1, 2002. The adoption of the provisions of FAS 142 that are effective January 1, 2002 will reduce our annual amortization expense by approximately $1.8 million due to not amortizing our goodwill and trademarks, which have indefinite lives. We are still evaluating the other provisions of FAS 142, particularly the necessity of an impairment charge related to our intangible assets, and their potential effect on our financial statements. Adopting FAS 142 will have no effect on our liquidity.

         In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We are required to adopt FAS 143 effective January 1, 2003. We are currently evaluating the effects of adopting FAS 143, but do not anticipate that adopting FAS 143 will have a material effect on our results of operations or financial position. Adopting FAS 143 will have no effect on our liquidity.

         In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. We adopted FAS 144 effective January 1, 2002. We are currently evaluating the effects of adopting FAS 144, but do not anticipate that the adoption of FAS 144 will have a material effect on our results of operations or financial position. Adopting FAS 144 will have no effect on our liquidity.

FORWARD-LOOKING STATEMENTS

         This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this annual report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

         -   changes in interest rates;

         -   diesel fuel and gasoline pricing;

         -   availability of diesel fuel and gasoline supply;

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to commodity price risk and interest rate risk. Our fuel purchase contracts provide for purchase prices based on average market prices for diesel fuel and gasoline, exposing us to commodity price risk. We mitigate this risk exposure in several ways, but primarily by holding less than three days of diesel fuel inventory at our sites and selling a large portion of our fuel volume on the basis of a daily industry index of average fuel costs plus a pumping fee, which minimize the effect on our margins of sudden sharp changes in commodity market prices. We manage the price exposure related to sales volumes not covered by the daily industry index pricing formulae through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. We had no open derivative contracts at any point in time during the year ended December 31, 2001.

         The interest rate risk faced by us results from our highly-leveraged position and our level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. We use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts currently due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2001, we were involved in an interest rate protection agreement with a notional principal amount of $80.0 million. Notional amounts do not quantify risk or represent our assets or liabilities, but are used in the determination of cash settlements under the agreements. We are exposed to credit losses from counterparty nonperformance, but do not anticipate any losses from our agreement, which is with a major financial institution.

         The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                                                  DECEMBER 31, 2001
                                            --------------------------------------------------------------
                                                      FIXED RATE                    VARIABLE RATE
                                                     INDEBTEDNESS                   INDEBTEDNESS
                                            ------------------------------- ------------------------------
                                              PRINCIPAL        WEIGHTED       PRINCIPAL       WEIGHTED
                                               PAYMENT         AVERAGE         PAYMENT        AVERAGE
                                                AMOUNT      INTEREST RATE      AMOUNT      INTEREST RATE
                                            --------------- --------------- ------------------------------
                                                               (DOLLARS IN THOUSANDS)
Year Ended December 31:
     2002...................................  $       129        12.57%       $     3,280        5.19%
     2003...................................          180        12.58%             3,280        5.19%
     2004...................................          189        12.59%             3,280        5.19%
     2005...................................          198        12.60%             3,280        5.19%
     2006...................................          209        12.60%            47,180        5.19%
Thereafter..................................      193,508        12.37%           311,600        5.19%
                                              -----------                     -----------
Total.......................................  $   194,413        12.52%       $   371,900        5.19%
                                              ===========                     ===========
Fair value..................................  $   204,342                     $   371,900
                                              ===========                     ===========



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements and Supplementary Data:                                           PAGE
                                                                                                             ----
   Financial Statements:
       Report of Independent Accountants.................................................................     39
       Consolidated Balance Sheet at December 31, 2000 and 2001..........................................     40
       Consolidated Statement of Operations for each of the three years in the period ended
         December 31, 2001...............................................................................     41
       Consolidated Statement of Cash Flows for each of the three years in the period ended
         December 31, 2001...........................................................................         42
       Consolidated Statement of Stockholders' Equity for each of the three years in the period
         ended December 31, 2001.....................................................................         43
       Notes to the Consolidated Financial Statements....................................................     44
   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts............................................................     81




                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2001.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 8, 2002

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                              DECEMBER 31,
                                                                                   -----------------------------------
                                                                                         2000              2001
                                                                                     ------------      ------------
                                                                                       (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash...........................................................................  $     29,019      $     19,888
    Accounts receivable (less allowance for doubtful accounts of $4,291 for 2000
       and $3,060 for 2001)........................................................        81,388            43,856
    Inventories....................................................................        61,772            57,419
    Deferred income taxes..........................................................         7,288             5,044
    Other current assets...........................................................        13,501             8,121
                                                                                     ------------      ------------

         Total current assets......................................................       192,968           134,328
 Property and equipment, net.......................................................       465,633           461,167
 Intangible assets, net............................................................        27,079            23,561
 Deferred financing costs, net.....................................................        32,662            30,202
 Deferred income taxes.............................................................         7,933            19,908
 Other noncurrent assets...........................................................         8,780            10,690
                                                                                     ------------      ------------
         Total assets..............................................................  $    735,055      $    679,856
                                                                                     ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities of long-term debt...........................................  $        123      $      3,409
    Accounts payable...............................................................        82,844            60,429
    Other accrued liabilities......................................................        71,274            43,541
                                                                                     ------------      ------------
         Total current liabilities.................................................       154,241           107,379
 Commitments and contingencies.....................................................            --                --
 Long-term debt (net of unamortized discount)......................................       547,607           548,869
 Deferred income taxes.............................................................         3,167             2,851
 Other noncurrent liabilities......................................................         5,416             7,857
                                                                                     ------------      ------------
                                                                                          710,431           666,956

 Redeemable equity.................................................................           527               565
 Nonredeemable stockholders' equity:
    Common stock and other nonredeemable stockholders' equity......................       215,843           213,923
    Accumulated deficit (Note 16)..................................................      (191,746)         (201,588)
                                                                                     ------------      ------------
       Total nonredeemable stockholders' equity....................................        24,097            12,335
                                                                                     ------------      ------------
       Total liabilities, redeemable equity and nonredeemable stockholders' equity.  $    735,055      $    679,856
                                                                                     ============      ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                         1999              2000               2001
                                                                   ----------------  ---------------     --------------
                                                                                (IN THOUSANDS OF DOLLARS
                                                                                EXCEPT PER SHARE AMOUNTS)
 Revenues:
    Fuel...........................................................  $    955,105    $   1,485,732     $   1,331,807
    Non-fuel.......................................................       479,059          555,491           585,717
    Rent and royalties.............................................        20,460           18,822            17,491
                                                                     ------------    -------------     -------------
        Total revenues.............................................     1,454,624        2,060,045         1,935,015
 Cost of goods sold (excluding depreciation):
    Fuel...........................................................       849,234        1,382,224         1,228,544
    Non-fuel.......................................................       201,846          229,096           239,209
                                                                     ------------    -------------     -------------
        Total cost of goods sold (excluding depreciation)..........     1,051,080        1,611,320         1,467,753
                                                                     ------------    -------------     -------------

 Gross profit (excluding depreciation).............................       403,544          448,725           467,262

 Operating expenses................................................       267,107          308,480           325,736
 Selling, general and administrative expenses......................        38,461           38,160            38,279
 Transition expense................................................         3,952              996                 -
 Merger and recapitalization expenses..............................             -           22,004                 -
 Depreciation and amortization expense.............................        51,853           62,768            63,508
 (Gain) on sales of property and equipment.........................        (2,615)          (1,462)           (1,788)
 Stock compensation expense (benefit)..............................         5,062           (1,362)                -
                                                                     ------------    --------------    -------------

 Income from operations............................................        39,724           19,141            41,527
 Interest and other financial costs, net...........................       (38,543)         (47,143)          (57,818)
                                                                     ------------    -------------     -------------

 Income (loss) before income taxes and extraordinary item..........         1,181          (28,002)          (16,291)
 Provision (benefit) for income taxes..............................         1,082           (4,088)           (6,449)
                                                                     ------------    -------------     -------------
 Income (loss) before extraordinary item...........................            99          (23,914)           (9,842)
 Extraordinary loss, less income tax benefits of $7,110............            --          (13,800)               --
                                                                     ------------    -------------     -------------

 Net income (loss).................................................            99          (37,714)           (9,842)

 Less: preferred dividend accretion................................        (9,765)          (8,255)               --
                                                                     ------------    -------------     -------------
 (Loss) available to common stockholders...........................  $     (9,666)   $     (45,969)    $      (9,842)
                                                                     ============    =============     =============
 Loss per common share (basic and diluted):
    Loss before extraordinary item                                   $     (12.96)   $      (17.20)    $       (1.42)
    Extraordinary loss                                                         --            (7.38)               --
                                                                   --------------    -------------    --------------
    Net loss                                                         $     (12.96)   $      (24.58)    $       (1.42)
                                                                     ============    =============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                               1999            2000             2001
                                                                          ---------------  -------------   ---------------
                                                                                     (IN THOUSANDS OF DOLLARS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ....................................................  $        99     $   (37,714)    $    (9,842)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss, less income tax benefits.......................           --          13,800              --
       Merger and recapitalization expenses...............................           --          22,004              --
       Depreciation and amortization......................................       51,853          62,768          63,508
       Amortization of deferred financing costs...........................        1,349           1,457           2,620
       Deferred income tax provision......................................       (3,151)         (7,281)         (8,056)
       Provision for doubtful accounts....................................        1,339           1,560           1,000
       Provision (benefit) for stock compensation.........................        5,062          (1,362)             --
       (Gain) on sales of property and equipment..........................       (2,615)         (1,462)         (1,788)
       Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable..............................................        5,837         (22,332)         34,444
         Inventories......................................................       (9,933)         (1,148)          4,353
         Other current assets.............................................         (400)          2,902           3,259
         Accounts payable and other accrued liabilities...................       (7,678)         36,079         (47,832)
       Other, net.........................................................        2,950          (3,319)         (4,560)
                                                                            -----------     -----------     ------------

       Net cash provided by operating activities..........................       44,712          65,952          37,106
                                                                            -----------     -----------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................................................      (57,762)         (9,675)             --
    Proceeds from sales of property and equipment.........................        9,147             667           8,256
    Capital expenditures..................................................      (87,401)        (68,107)        (54,490)
                                                                            -----------     -----------     ------------

       Net cash used in investing activities..............................     (136,016)        (77,115)        (46,234)
                                                                            -----------     -----------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings (repayments), net...........................       15,000          25,300           3,600
    Long-term debt borrowings.............................................           --         510,962              --
    Long-term debt repayments.............................................       (1,594)       (388,685)           (165)
    Proceeds from issuance of stock.......................................        6,738         208,717              38
    Repurchase of equity securities.......................................           --        (267,055)             --
    Debt issuance costs...................................................           --         (32,932)           (160)
    Stock issuance costs..................................................           --          (3,015)             --
    Premiums paid on debt extinguishment .................................           --         (12,778)           (899)
    Merger and recapitalization expenses paid.............................           --         (18,253)         (2,417)
    Other.................................................................           --            (119)             --
                                                                            -----------     -----------     -----------
       Net cash provided by (used in) financing activities................       20,144          22,142              (3)
                                                                            -----------     -----------     ------------

         Net increase (decrease) in cash..................................      (71,160)         10,979          (9,131)

 Cash at the beginning of the year........................................       89,200          18,040          29,019
                                                                            -----------     -----------     -----------

 Cash at the end of the year..............................................  $    18,040     $    29,019     $    19,888
                                                                            ===========     ===========     ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                    YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                          1999              2000             2001
                                                                      ------------       -------------    -------------
                                                                                 (IN THOUSANDS OF DOLLARS)

 PREFERRED STOCK:
    Balance at beginning of year....................................  $          38     $          38    $          --
                                                                                                                    --
       Leveraged recapitalization equity security redemptions.......             --               (38)              --
                                                                      ------------      -------------    -------------
    Balance at end of year..........................................  $          38     $          --    $          --
                                                                      =============     =============    =============

 COMMON STOCK:
    Balance at beginning of year....................................  $          14     $          17    $           3
           Issuance of common stock.................................              3                --               --
           Stock option exercises...................................             --                 1               --
           Classify management shares as redeemable equity..........             --                (1)              --
           Leveraged recapitalization equity security redemptions...             --               (14)              --
                                                                      -------------     -------------    -------------
    Balance at end of year..........................................  $          17     $           3    $           3
                                                                      =============     =============    =============

 TREASURY STOCK:
    Balance at beginning of year....................................  $      (8,887)    $      (9,058)   $          --
           Purchases of treasury stock..............................           (171)           (1,894)              --
           Cancel treasury shares...................................             --            10,952               --
                                                                      -------------     -------------    -------------
    Balance at end of year..........................................  $      (9,058)    $          --    $          --
                                                                      =============     =============    =============

 ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year....................................  $      51,540     $      61,122    $     215,840
           Issuance of common stock.................................          9,582           205,038               --
           Stock option exercises...................................             --             4,521               --
           Issuance of stock warrants...............................             --             6,600               --
           Stock issuance costs.....................................             --            (3,015)              --
           Classify management shares as redeemable equity..........             --              (526)              --
           Leveraged recapitalization equity security redemptions...             --           (57,900)              --
                                                                      -------------     -------------    -------------
    Balance at end of year..........................................  $      61,122     $     215,840    $     215,840
                                                                      =============     =============    =============

 ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
    Balance at beginning of year....................................  $          --     $          --    $          --
           Change in accounting principle, net of tax of $176.......             --                --             (343)
           Change in fair value of interest rate swap agreement,
               net of tax of $814...................................             --                --           (1,577)
                                                                      -------------     -------------    -------------
    Balance at end of year..........................................  $          --     $          --    $      (1,920)
                                                                      =============     =============    =============

 ACCUMULATED DEFICIT:
    Balance at beginning of year....................................  $     (15,098)    $     (24,764)   $    (191,746)
           Net income (loss)........................................             99           (37,714)          (9,842)
           Accretion of preferred stock dividends...................         (9,765)           (8,255)              --
           Leveraged recapitalization equity security redemptions ..             --          (121,013)              --
                                                                      -------------     -------------    -------------
    Balance at end of year..........................................  $     (24,764)    $    (191,746)   $    (201,588)
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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

    1.   BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2001, our geographically diverse nationwide network of full-service travel centers consisted of 153 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

         - sites owned or leased and operated by us, which we refer to as company-operated sites;

         - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

         - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, fast food restaurants, travel and convenience stores and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owned sites and, as a franchisor, assist our franchisees in providing service to long-haul trucking fleets and their drivers, independent truck drivers and general motorists.

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

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date.

REVENUE RECOGNITION

         Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company-operated sites for retail fuel and non-fuel sales.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our obligations under the related agreements. Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues.

CASH

         For purposes of the statement of cash flows, we consider all highly liquid investments with an initial maturity of three months or less to be cash.

INVENTORIES

         Inventories are stated at the lower of cost or market value, cost being determined principally on the weighted average cost method.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

 Buildings and site improvements..............................   15-20  years
 Pumps and underground storage tanks..........................    5-10  years
 Machinery and equipment......................................    3-15  years
 Furniture and fixtures.......................................    5-10  years

         Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations.

DEFERRED FINANCING COSTS AND INTANGIBLE ASSETS

         Deferred financing costs were incurred in conjunction with issuing long-term debt and are amortized into interest expense over the lives of the related debt instruments using the effective interest method (see Note 14). Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Until December 31, 2001 goodwill and intangible assets with indefinite lives were amortized on a straight-line basis over 15 years. Effective January 1, 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Accordingly, effective January 1, 2002, we stopped amortizing our goodwill and our trademarks, which have indefinite lives. All of our intangible assets will then be subject to the impairment tests required by FAS 142 (see Note 11.)

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

IMPAIRMENT OF LONG-LIVED ASSETS

         Impairment charges are recognized when the carrying values of a long-lived asset to be held and used in the business exceeds the estimated undiscounted future cash flows of the asset, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. Impairment charges are included in depreciation and amortization expense in our consolidated statement of operations.

         In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. We adopted FAS 144 effective January 1, 2002. We are currently evaluating the effects of adopting FAS 144, but do not anticipate that the adoption of FAS 144 will have a material effect on our results of operations or financial position. Adopting FAS 144 will have no effect on our liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL REMEDIATION

         We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by Unocal and BP, at Unocal's and BP's sole expense (see Note 19). In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent year reported as a current liability within the other accrued liabilities balance.

ASSET RETIREMENT OBLIGATIONS

         In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We are required to adopt FAS 143 effective January 1, 2003. We are currently evaluating the effects of adopting FAS 143, which primarily applies to us with respect to our underground storage tanks, but do not anticipate that adopting FAS 143 will have a material effect on our results of operations or financial position. Adopting FAS 143 will have no effect on our liquidity.

INCOME TAXES

         Deferred income tax assets and liabilities are established to reflect the future tax consequences of differences between the tax bases and financial statement bases of assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

CONCENTRATION OF CREDIT RISK

         We grant credit to our customers and may require letters of credit or other collateral.

DERIVATIVE INSTRUMENTS

     In the first quarter of fiscal 2001, we adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established by FAS 133. For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income
(loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We use derivatives to manage risk arising from changes in interest rates. Our objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in interest rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         LONG-TERM DEBT: The fair value of our fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of our fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to us for financings with similar terms and maturities. (See Note 14.)

         INTEREST RATE PROTECTION AGREEMENTS: The fair values of our interest rate protection agreements are based on bank-quoted market prices. (See Note 14.)

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

         Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3,752,000 upon the exercise of stock options held by existing shareholders, which shares remain outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration paid in our merger and recapitalization transactions, was $220,020,000. The transactions described above have been accounted for as a leveraged recapitalization (see Note 16). We have retained the historical cost basis of our assets and liabilities, due to the significance of the ownership interest in us that was retained by continuing stockholders. We incurred $22,004,000 of expenses charged against operations in connection with the merger and recapitalization transactions. We also recognized an extraordinary loss of $13,800,000 (which is net of $7,110,000 of applicable income tax benefits) as a result of the early extinguishment of indebtedness completed as part of these transactions.

    4.   ACQUISITION

         On June 3, 1999, we consummated the acquisition of Travel Ports by acquiring 100% of the common stock of Travel Ports at a price of $4.30 per share. Under the terms of the related merger agreement and certain ancillary agreements, we paid cash of approximately $27,760,000 for all of Travel Ports' outstanding common shares and common stock equivalents except approximately 653,000 common shares that were exchanged for 85,000 shares of our common stock. In addition, we paid cash of approximately $31,007,000 to retire all of Travel Ports' indebtedness outstanding as of the merger date. Travel Ports operated a network of 16 travel centers in seven states, primarily in the northeastern United States and a single fuel terminal in Pennsylvania. Upon consummation of the acquisition, Travel Ports was merged into TA Operating Corporation. This acquisition was accounted for under the purchase method. The results of operations of the acquired business was included in our consolidated financial statements from the date of the acquisition.

         The total cost of the Travel Ports acquisition was $86,003,000. This was comprised of cash paid to purchase the Travel Ports stock and repay the Travel Ports debt of $58,767,000, the value of the 85,000 shares of our common stock issued in exchange for Travel Ports shares of $2,808,000, liabilities assumed of $22,124,000 and direct costs of the acquisition of $2,304,000. The cost was allocated to the assets and liabilities acquired on the basis of their estimated fair values at the acquisition date, including $27,585,000 of assets other than the property and equipment acquired. The excess of purchase price over the estimated fair values of the net assets acquired, in the amount of $11,679,000, was recorded as goodwill and, until December 31, 2001, was being amortized on a straight-line basis over 15 years. The cash portion of the Travel Ports acquisition was initially funded with $30,000,000 of cash provided by term loan borrowings as part of the 1998 Refinancing, $25,000,000 of borrowings under our revolving credit facility and other available cash.

         The following unaudited pro forma information presents our results of operations as if the acquisition of the Travel Ports network had taken place on January 1, 1999.


                                                            YEAR ENDED
                                                         DECEMBER 31, 1999
                                                       ------------------------
                                                      (IN THOUSANDS OF DOLLARS
                                                      EXCEPT PER SHARE AMOUNTS)

Total revenue......................................       $     1,511,083
Gross profit (excluding depreciation)..............       $       428,070
Income from operations.............................       $        42,281
Net income.........................................       $         1,808
Loss per common share (basic and diluted)..........       $       (10.67)

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 1999, or that may result in the future.

    5.   COMBINATION PLAN AND TRANSITION EXPENSE

         In January 1997, we adopted a plan (which we refer to as the "combination plan"), to combine the operations of the Unocal network and the BP network into one network under the TravelCenters of America brand. There were three primary elements to the combination plan: (1) integrating the management of the BP and Unocal networks, (2) converting the Unocal and BP network sites to one network, and (3) rationalizing and further developing our network. These expenses related to implementing the combination plan are referred to as transition expenses and included, among other things, (i) employee separations,
(ii) the costs to convert Unocal network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Unocal and BP networks, including relocation, travel, training, and legal expenses. The combination plan was substantially completed during 1999.

         We have also incurred transition expenses as a result of the Burns Bros. acquisition and the Travel Ports acquisition, primarily related to integrating the acquired sites into our network. As a result of implementing the combination plan and integrating the Burns Bros. network and Travel Ports network sites, for the years ended December 31, 1999 and 2000, we incurred approximately $3,952,000 and $996,000, respectively, of expense, included in transition expense in our consolidated financial statements. No such expenses were incurred during 2001 and we anticipate incurring no such expenses in 2002.

    6.   EARNINGS PER SHARE

         The computation of basic earnings per common share is based upon the weighted-average number of shares of common stock outstanding. A reconciliation of the income or loss and shares used in the computation follows:


                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                         -----------    -------------       ------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

         Basic EPS and Diluted EPS:
              Net income...............................................  $         99
              Less:  Preferred stock dividend accretion................        (9,765)
                                                                         ------------

                  Net loss available to common stockholders............  $     (9,666)            746     $   (12.96)
                                                                         ============                     ==========



                                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                         -----------    -------------       ------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

         Basic EPS and Diluted EPS:
              Loss before extraordinary item...........................  $    (23,914)
              Less:  Preferred stock dividend accretion................        (8,255)
                                                                         ------------

                  Loss before extraordinary item available to common
                  stockholders.........................................       (32,169)          1,870     $   (17.20)

              Extraordinary loss.......................................       (13,800)          1,870          (7.38)
                                                                         ------------                     ----------
                  Net loss available to common stockholders............  $    (45,969)          1,870     $   (24.58)
                                                                         ============                     ==========


                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                                                             FOR THE YEAR ENDED DECEMBER 31, 2001
                                                                       -------------------------------------------------
                                                                        INCOME (LOSS)      SHARES          PER-SHARE
                                                                         (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                                                         -----------    -------------       ------
                                                                              (DOLLARS AND SHARES IN THOUSANDS)

         Basic EPS and Diluted EPS:
                  Net loss available to common stockholders............  $     (9,842)          6,931     $    (1.42)
                                                                         =============                    ===========


         The assumed conversion of stock options, warrants and convertible series of preferred stock would have an anti-dilutive effect on earnings per share for 1999; the period in 2000 prior to the exercise, cancellation or conversion to common stock of all of our stock options, warrants and convertible preferred stock as part of our merger and recapitalization in November 2000; and for 2001. At December 31, 2001, there were outstanding 78,740 vested stock options exercisable for $31.75 per share and warrants to purchase 207,874 shares of common stock at an exercise price of $0.001 per share.

7.       COMPREHENSIVE INCOME

         Comprehensive income (loss) consists of the following:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1999           2000           2001
                                                                        -------------- ----------   ----------------
                                                                                 (IN THOUSANDS OF DOLLARS)

  Net income (loss)....................................................   $       99     $  (37,714)   $   (9,842)
  Change in accounting principle, net of tax of $176...................           --             --          (343)
  Loss on fair value of interest rate swap agreement, net of tax of
    $814...............................................................           --             --        (1,577)
                                                                          ----------     ----------    -----------
    Total comprehensive income (loss)..................................   $       99     $  (37,714)   $  (11,762)
                                                                          ==========     ==========    ==========


8.       INVENTORIES

         Inventories consist of the following:


                                                                                DECEMBER 31,
                                                                       ------------------------------
                                                                             2000           2001
                                                                       ------------------------------
                                                                          (IN THOUSANDS OF DOLLARS)

  Non-fuel merchandise................................................    $   50,809     $   51,808
  Petroleum products..................................................        10,963          5,611
                                                                          ----------     ----------
       Total inventories..............................................    $   61,772     $   57,419
                                                                          ==========     ==========


9.       NOTES RECEIVABLE

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         Notes receivable consists of the following:


                                                                                DECEMBER 31,
                                                                        ------------------------------
                                                                            2000            2001
                                                                        --------------  --------------
                                                                          (IN THOUSANDS OF DOLLARS)

  Principal amount of notes receivable outstanding.....................   $   2,276       $   1,621
  Less: amount due for stock purchases.................................         917             956
  Less: allowance for doubtful notes...................................         927             325
                                                                          ---------       ---------
                                                                                432             340
  Less: amounts due within one year, net of allowance..................         218             340
                                                                          ---------       ---------
  Notes receivable, net................................................   $     214       $       -
                                                                          =========       =========


         The amount due within one year is included within other current assets in our balance sheet and the amount of notes receivable, net is included within other assets in our balance sheet. The amount due for stock purchases is included as a reduction to the redeemable equity balance in our balance sheet (see Note 15).

10.      PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                                                   DECEMBER 31,
                                                                       --------------------------------------
                                                                             2000                2001
                                                                       ------------------ -------------------
                                                                             (IN THOUSANDS OF DOLLARS)

         Land .........................................................    $    63,778        $    67,003
         Buildings and improvements....................................        340,671            368,251
         Machinery, equipment and furniture............................        215,258            233,043
         Construction in progress......................................         51,039             44,694
                                                                           -----------        -----------
              Total cost...............................................        670,746            712,991
         Less: accumulated depreciation................................        205,113            251,824
                                                                           -----------        -----------
              Property and equipment, net..............................    $   465,633        $   461,167
                                                                           ===========        ===========


         At December 31, 2001, we were holding for sale eight facilities, two of which had been closed during 1999 and the remaining six of which we intend to continue to operate until such time as they are sold. Based on the estimated sales proceeds and costs of selling these sites, impairment charges of $2,489,000 were recognized during the year ended December 31, 2001. This charge was included in depreciation and amortization expense in our consolidated statement of operations. The total carrying value of these eight facilities at December 31, 2001, after reflecting the impairment charges, was $9,904,000 and the operations at these eight sites, excluding the impairment charges, generated income from operations of $345,000 for the year ended December 31, 2001. We are actively marketing these sites for sale and intend to dispose of them within a year.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Effective April 1, 2001, we changed our accounting estimates related to depreciation. Based upon our evaluation of our assets, our estimates of the useful lives for certain types of property and equipment were extended five years. These changes reduced depreciation expense by $8,514,000, net loss by $5,142,000 and loss per share by $0.74 per share for the year ended December 31, 2001.

11.      INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                                                            DECEMBER 31,
                                                                                -------------------------------------
                                                                                      2000               2001
                                                                                ------------------ ------------------
                                                                                     (IN THOUSANDS OF DOLLARS)

         Noncompetition agreements..........................................      $     26,200       $     26,200
         Leasehold interest ................................................             1,724              1,724
         Trademarks.........................................................             2,713              2,713
         Goodwill...........................................................            31,340             31,485
         Other..............................................................               843                849
                                                                                  ------------       ------------
              Total cost....................................................            62,820             62,971
         Less:  accumulated amortization....................................            35,741             39,410
                                                                                  ------------       ------------
              Intangible assets, net........................................      $     27,079       $     23,561
                                                                                  ============       ============


         As part of acquisitions of the Unocal and BP networks, we entered into noncompetition agreements with Unocal and BP pursuant to which Unocal and BP each agreed to refrain from re-entering the truckstop business for periods of ten and seven years, respectively, from the acquisition dates. The intangible assets related to these noncompetition agreements represent the present values of the estimated cash flows we would lose due to competition resulting from re-entry of Unocal or BP into the travel center market were they not constrained from doing so. The Unocal noncompetition agreement is being amortized over its ten year life and the BP noncompetition agreement was amortized over its seven year life.

         Leasehold interest represents the value, obtained through the BP acquisition, of favorable lease provisions at one location, the lease for which extended 11 1/2 years from the date of the BP acquisition. The leasehold interest is being amortized over the 11-1/2 year period. Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols from BP and Travel Ports. The trademarks were being amortized over their estimated economic life of 15 years.

         Goodwill results from our business acquisitions and represents the excess of amounts paid to the related sellers over the fair values of the tangible assets acquired. For the years ended December 31, 1999, 2000 and 2001, we recorded goodwill of $11,679,000, $3,030,000 and $145,000, respectively. Until December 31, 2001, goodwill was amortized on a straight-line basis over 15 years.

         Effective January 1, 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets." Accordingly, effective on that date, we ceased amortization of our goodwill and our trademarks, which have indefinite lives, thereby reducing our annual depreciation and amortization expense by approximately $1,772,000. We are still evaluating the other provisions of FAS 142, particularly the necessity of an impairment charge related to our intangible assets, and their potential effect on our financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:


                                                                              DECEMBER 31,
                                                                  --------------------------------------
                                                                         2000               2001
                                                                  ------------------- ------------------
                                                                        (IN THOUSANDS OF DOLLARS)

         Taxes payable, other than income taxes...................   $    15,495         $    13,872
         Accrued wages and benefits...............................        15,842              10,498
         Interest payable.........................................         8,731               5,105
         Other accrued liabilities................................        31,206              14,066
                                                                     -----------         -----------

         Total other accrued liabilities..........................   $    71,274         $    43,541
                                                                     ===========         ===========


13.      REVOLVING LOAN

         We have available a revolving loan facility of $100,000,000 (see Note
14). The interest rate for borrowings under this revolving loan facility is based on either a prime rate-based alternate base rate plus 1.75% or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75%. Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 2000 and 2001, there were outstanding borrowings under our revolving credit facilities of $40,300,000 and $43,900,000, respectively. There were $4,843,000 of available borrowings reserved for letters of credit at December 31, 2001. The revolving loan facility matures in November 2006.

14.      LONG-TERM DEBT

         In November 2000, in connection with our recapitalization and merger transactions (see Note 3), we completed a refinancing, which we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190,000,000 of senior subordinated notes due 2009 and borrowed $328,300,000 under our amended and restated senior credit facility that consists of a fully-drawn $328,000,000 term loan facility and a $100,000,000 revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were utilized to:

    - pay for the tender offer and consent solicitation for our 10 1/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Long-term debt consists of the following:


                                                                                         DECEMBER 31,
                                                                                  ---------------------------
                                                       INTEREST      MATURITY         2000           2001
                                                      ------------  ------------  --------------  -----------
                                                                                  (IN THOUSANDS OF DOLLARS)

Senior Credit Facility - Term Loan (a)...............       (b)        2008         $  328,000    $   328,000
Senior Credit Facility - Revolver (a)................       (c)        2006             40,300         43,900
Senior Subordinated Notes due 2009 (d)...............    12.75%        2009            190,000        190,000
Note payable (e).....................................     5.00%        2018              4,577          4,413
                                                                                    ----------    -----------

     Total...........................................                                  562,877        566,313
Less: amounts due within one year....................                                      123          3,409
Less: unamortized discount...........................                                   15,147         14,035
                                                                                    ----------    -----------

     Long-term debt (net of unamortized discount)....                               $  547,607    $   548,869
                                                                                    ==========    ===========


-----------------

(a) On November 14, 2000, in connection with the 2000 Refinancing, we entered into a $428,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as our Senior Credit Facility. The Senior Credit Facility consists of a $328,000,000 term loan facility, which was fully drawn at closing, and a $100,000,000 revolving credit facility (see Note 13). Principal payments are due at each quarter end.

(b) Interest accrues at variable rates based on either adjusted LIBOR plus 3.25% or, at our election, a prime rate-based alternate base rate plus 2.25%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. The interest rate was set on December 17, 2001 at 5.19% for a 30 day period. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

(c) Interest accrues at variable rates based on either adjusted LIBOR plus 2.75% or, at our election, a prime rate-based alternate base rate plus 1.75%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2001 we had $33,000,000 of LIBOR borrowings at an average rate of 4.8% for various 30-day periods ending in January 2002 and $10,900,000 of alternate base rate borrowings at 6.5%. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

(d) On November 14, 2000, in connection with the 2000 Refinancing, we issued Senior Subordinated Notes with an aggregate face amount of $190,000,000. These notes were issued at a discount of 3.704% and each $1,000 note was accompanied by detachable warrants (see Note 15). The warrants had an aggregate fair value at issuance of $6,600,000. The original issue discount and the fair value of the warrants were initially recognized as unamortized debt discount in our balance sheet and are being amortized into interest expense using the effective interest method. Interest payments on these notes are due semiannually on May 1 and November 1. Optional prepayments are allowed under certain circumstances, any such payments reducing the required payment of $190,000,000 due on May 1, 2009.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(e) On September 1, 1998, in connection with the purchase of the operating assets of a leased site, we issued a note payable to the former operator of the site for $4,919,000. The note bears interest at 5% and requires quarterly payments of principal and interest of $98,000 thru October 1, 2018. The note was recorded net of a discount of $1,875,000. This note is secured by a mortgage interest in the related travel center.

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

         DEBT COVENANTS. Under the terms of the Senior Credit Facility, we are required to maintain certain affirmative and negative covenants, that, among other things, limit the amount of indebtedness we can incur, limit the amount of lease payments we can make, limit the amount of dividend payments and debt prepayments we can make, limit the amount of capital expenditures we can make and require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with the covenants throughout 2001 and at December 31, 2001.

         Under the terms of the Indenture for the Senior Subordinated Notes due 2009, we are required to maintain certain affirmative and negative covenants that, among other things, limit our ability to incur indebtedness, pay dividends, redeem stock or sell assets or subsidiaries. We were in compliance with the covenants throughout 2001 and at December 31, 2001.

         FUTURE PAYMENTS. Scheduled payments of long-term debt in the next five years are $3,409,000 in 2002; $3,460,000 in 2003; $3,469,000 in 2004; $3,478,000
in 2005 and $47,389,000 in 2006.

         FAIR VALUE. Based on the borrowing rates currently available to us for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes due 2009, the fair value of long-term debt at December 31, 2001 was $576,242,000. Based on bank-quoted market prices, the fair value of the interest rate swap agreement we have in place as of December 31, 2001 was a liability of $2,911,000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


15.      REDEEMABLE EQUITY

         At December 31, 2000 and 2001, there were 173,064 and 175,498 shares, respectively, of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 2000 and 2001, the aggregate principal amount of such notes due us from the management employees was $917,000 and $956,000, respectively (see Note 9), and is reflected as a reduction to the redeemable common stock balance.

         Under the terms of the management subscription agreements and other agreements governing the management shares, the management employees have rights to require us to repurchase the management shares at market value upon the employee's termination of employment due to death, disability or scheduled retirement. Repurchase will generally be for cash at the fair market value on the date of termination if termination is due to death or disability or scheduled retirement at or after age 62, or for cash in installments over a period of years at fair market value each year if termination is due to scheduled retirement prior to age 62. If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board's good faith determination that repurchases would not cause undue financial strain on us. The Senior Credit Facility and the Senior Subordinated Notes limit our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted by a charge to retained earnings as redeemable common stock. Such a charge to retained earnings will occur only if our value, and therefore the fair value of our common stock, has increased.

16.         NONREDEEMABLE STOCKHOLDERS' EQUITY

         Common stock and other nonredeemable stockholders' equity consists of the following:


                                                                                       DECEMBER 31,
                                                                           --------------------------------------
                                                                                 2000                2001
                                                                           ------------------ -------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
        Common Stock - 20,000,000 shares authorized, $0.00001
             par value 6,929,762 and 6,932,196 shares outstanding at
             December 31, 2000 and 2001, respectively......................   $         3        $         3
        Accumulated other comprehensive income.............................             -             (1,920)
        Additional paid-in capital.........................................       215,840            215,840
                                                                              -----------        -----------

                   Total...................................................   $   215,843        $   213,923
                                                                              ===========        ===========


                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER COMMON STOCK ISSUANCES

         During the years ended December 31, 1999, 2000 and 2001, we issued 6,182, 39,893 and 2,434, respectively, shares of common stock to certain members of management for cash and notes receivable (see Notes 9, 15 and 18) aggregating $154,000, $495,000 and $77,000, respectively.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         REPURCHASE RIGHTS. Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet (see Note 15).

         TREASURY SHARES. From time to time we have acquired shares of our common stock from former stockholders. For the years ended December 31, 1999, and 2000, we purchased 10,000 and 7,995,138 treasury shares, respectively. These shares were recorded at their acquisition costs of $170,000 and $253,649,000 for the years ended December 31, 1999 and 2000, respectively. As part of our recapitalization, we cancelled all of the treasury shares we owned, such that there were no shares of treasury stock at December 31, 2000 and 2001.

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

COMMON STOCK WARRANTS

         In connection with the issuance of our Senior Subordinated Notes due 2009 as part of our merger and recapitalization transactions, we issued warrants exercisable for shares of our common stock. The warrants were issued under a warrant agreement between us and State Street Bank and Trust Company, as warrant agent. We originally issued initial warrants in connection with a private placement of 190,000 units, each unit consisting of one Senior Subordinated Note due 2009, three initial warrants and one contingent warrant. Each warrant, whether initial or contingent, entitles its holder to purchase 0.36469 shares of our common stock at an exercise price of $0.001 per share, subject to anti-dilution adjustments under some circumstances. We have no warrants outstanding other than the 570,000 initial warrants and the 190,000 contingent warrants.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


STOCK AWARD AND OPTION PLANS

         2001 STOCK PLAN. During 2001, we granted to certain of our executives non-qualified stock options to purchase 944,881 shares of our common stock under a stock incentive plan our board of directors adopted in November 2000 and which was approved by a vote of our stockholders in 2001. All of the options have a term of 10 years from the date of grant, although the options will be terminated earlier if certain customary events occur. For example, if an executive's employment is terminated by us without cause or by the executive for good reason or due to death, disability or scheduled retirement, all vested options will expire 60 days following termination of employment. Under certain circumstances, the executive will be allowed to hold a limited portion of his unvested options for a longer period of time following termination of employment for further vesting. Each option grant consists of 41.67% time options and 58.33% performance options. Time options become exercisable with the passage of time, while performance options become exercisable if certain investment return targets are achieved. Time options generally vest 20% per year over a period of five years. Performance options vest if Oak Hill achieves specified internal rates of return on specified measurement dates. In general, the number of performance options that will vest is based upon Oak Hill achieving internal rates of return between 22.5% and 30.0% on a measurement date. A measurement date is generally defined as the earliest of (1) five years from the closing of the merger and recapitalization transactions (November 14, 2000), (2) specified dates following an initial public offering of our stock, depending on the date the initial public offering occurs, or (3) the date that at least 30% of our shares owned by Oak Hill are distributed to its limited partners or sold, except that a subsequent measurement date may occur if less than 100% of our shares owned by Oak Hill are so sold or distributed. Vesting is partially accelerated for time options following termination of employment due to death, disability or scheduled retirement. If a change of control occurs, the vesting of time options will fully accelerate. Option holders will have rights to require us to repurchase shares obtained upon the exercise of vested options upon a termination of employment due to disability, death or, subject to a six-month holding period, scheduled retirement, and, in certain limited cases, upon a change of control. In connection with our initial grant of options under this plan, we established and granted a discretionary pool of options that will be allocated periodically, first to new members of management who become option holders after the date of the initial grant, and then to other members on a pro rata basis. The total number of shares underlying the initial grant of options will not increase as a result. The time options are subject to fixed plan accounting and, accordingly, no charge to earnings will be required with respect to them. The performance options are subject to variable plan accounting and, accordingly, a non-cash charge to earnings will be required when it becomes probable that the performance triggers for such options will be achieved. It is not possible to determine at this time, nor may it be possible until close to the end of the five-year performance period, whether it will be probable that we will achieve the performance triggers. It is not possible to predict whether any such required non-cash charge will be material to our results for the period in which the charge is recognized, as we expect that the performance triggers can only be attained as a result of a significant increase in our results of operations. The options granted to future participants in the option plan under the discretionary pool also may be subject to a compensation charge.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         1993 STOCK PLAN. The 1993 Stock Incentive Plan, which we refer to as the "1993 Stock Plan" was approved by the board of directors and was effective as of December 10, 1993. The 1993 Stock Plan provided for the granting of stock options and other stock-based awards to our employees and directors. Stock awards granted under the 1993 Stock Plan could be in the form of (i) stock options, (ii) stock appreciation rights related to an option and (iii) stock appreciation rights unrelated to an option. Stock options granted under the 1993 Stock Plan allow the purchase of common stock (formerly Class B Common Stock) at prices generally not less than fair market value at the time of the grant as determined by the compensation committee of the board of directors. The total number of shares of common stock with respect to which awards could be granted was 572,000. Common stock obtained as a result of the exercise of the options is subject to call and put rights at formula prices upon termination of employment. The formula prices are based on our consolidated operating results and indebtedness. A portion of the options vested at the end of each year in the five year period ending December 31, 1997, based on attainment of certain specified financial objectives at the end of each year, but no more quickly than ratably from the date of grant through December 31, 1996. Vested options must be exercised within 10 years of the date of grant. All unvested options under the 1993 Plan at December 31, 1996 were cancelled upon the adoption of the 1997 Stock Plan. All vested options under the 1993 Plan were either exercised or cancelled as part of our merger and recapitalization transactions in November 2000.

         STOCK OPTION STATUS SUMMARY. The following table reflects the status and activity of options under our stock plans:


                                                                     YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------
                                                        1999                   2000                 2001
                                                   ----------------      -----------------     ----------------

Options outstanding, beginning of year.........            538,529               777,280                    --
Granted........................................            238,751               325,000               944,881
Exercised......................................                 --               (37,572)                   --
Canceled.......................................                 --            (1,064,708)                   --
                                                     -------------         -------------         -------------

Options outstanding, end of year...............            777,280                    --               944,881
                                                     =============         =============         =============
Options exercisable, end of year...............            777,280                    --                78,740
Options available for grant, end of year.......            187,749                    --                    --


         The weighted-average exercise price was $31.75 per share for those options granted during 2001 and for all outstanding options as of December 31, 2001. The weighted-average exercise price was $25.00 and $33.30 for those options granted during 1999 and 2000, respectively, and $21.35 for all outstanding options as of December 31, 1999, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The fair value at December 31, 1999 used to determine compensation expense related to options granted under our stock plans was based on the formula specified in the 1997 Stock Plan as applied by the compensation committee of our board of directors and was $33.30. Based on this price and the number of vested options, compensation expense recognized in relation to these options for the year ended December 31, 1999 was $4,966,000. For the year ended December 31, 2000, the compensation recognized in relation to these options was based on the $31.75 fair market value per share reflected in the merger and recapitalization transactions and represented a benefit of $1,362,000 as a result of the decreased fair market value per share from 1999. Due to the proximity of the grant date for the options granted in 2001 to the date of the merger and recapitalization transactions, the fair value at the date of grant of those options was estimated to be $31.75. No stock compensation expense was recognized during the year ended December 31, 2001.

         In accordance with the provisions of FAS No. 123, "Accounting for Stock-Based Compensation," we have elected to apply the intrinsic value approach under the Accounting Principles Board Opinion No. 25 in accounting for our option plans. Accordingly, we do not recognize compensation expense for stock options when the stock price at the grant date is equal to or greater than the fair market value of the stock at that date. The following pro forma information presents our net loss and loss per share as if the fair value method for valuing stock options, as prescribed in FAS 123, had been applied.


                                                                                    YEAR ENDED
                                                                                 DECEMBER 31, 2001
                                                                            ----------------------------
                                                                             (IN THOUSANDS OF DOLLARS
                                                                             EXCEPT PER SHARE AMOUNTS)

Net loss....................................................................      $      (10,479)
Loss per share:
     Basic..................................................................      $        (1.51)
     Diluted................................................................      $        (1.51)


         The fair value of these options was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions:


                                                                                    YEAR ENDED
                                                                                 DECEMBER 31, 2001
                                                                            ----------------------------

Risk-free interest rate.....................................................               5.500%
Dividend yield..............................................................               0.000%
Volatility factor...........................................................               0.001%
Expected life of options in years...........................................                10.0


                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


17.      INCOME TAXES

         The (benefit) provision for income taxes is as follows:


                                                                YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                          1999            2000            2001
                                                     --------------- --------------- ---------------
                                                               (IN THOUSANDS OF DOLLARS)
Current:
   Federal...........................................  $    3,335      $    2,418      $       --
   State.............................................         898             775           1,607
                                                       ----------      ----------      ----------
                                                            4,233           3,193           1,607
                                                       ----------      ----------      ----------
Deferred:
   Federal...........................................      (3,047)         (8,285)         (8,447)
   State.............................................        (104)          1,004             391
                                                       ----------      ----------      ----------
                                                           (3,151)         (7,281)         (8,056)
                                                       ----------      ----------      -----------

        Total........................................  $    1,082      $   (4,088)     $   (6,449)
                                                       ==========      ==========      ===========


         The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                              1999            2000            2001
                                                         ---------------  ------------   --------------
                                                                   (IN THOUSANDS OF DOLLARS)

U.S. federal statutory rate applied to income before
   taxes and extraordinary items.........................  $     413       $  (9,801)     $  (5,702)
State income taxes, net of federal income tax benefit....        518           1,508          1,450
Non-deductible meals and entertainment...................        336             132            172
Non-deductible amortization..............................        140             240            240
Non-deductible merger and recapitalization expenses......          -           3,745         (2,212)
Benefit of tax credits...................................       (377)           (423)          (569)
Other - net..............................................         52             511            172
                                                           ---------       ---------      ---------

        Total............................................  $   1,082       $  (4,088)     $  (6,449)
                                                           =========       =========      ==========


         For 2000, income tax benefits of $7,110,000 allocated to the extraordinary loss of $20,910,000 differ from the amount calculated at the federal statutory rate of 35% by $209,000. This difference is due to graduated tax rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income tax assets and liabilities resulted from the following


                                                                            DECEMBER 31,
                                                                   -------------------------------
                                                                        2000            2001
                                                                   --------------- ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
   Accounts receivable.............................................  $    2,191      $    1,330
   Inventory.......................................................         498             337
   Intangible assets...............................................      10,896           9,424
   Deferred revenues...............................................       1,649             749
   Minimum tax credit..............................................       5,304           5,304
   Net operating loss carryforward (expiring 2020-2021)............      13,909          28,657
   General business credits (expiring 2009-2021)...................       2,909           4,047
   Fair value of derivative instruments............................           -             990
   Other accrued liabilities.......................................       6,411           4,899
                                                                     ----------      ----------

        Total deferred tax assets..................................      43,767          55,737
                                                                     ----------      ----------
Deferred tax liabilities:
   Property and equipment..........................................     (31,713)        (33,636)
                                                                     ----------      -----------

        Total deferred tax liabilities.............................     (31,713)        (33,636)
                                                                     ----------      -----------

        Net deferred tax assets....................................  $   12,054      $   22,101
                                                                     ==========      ==========


         At December 31, 2001, we had available to us a net operating loss carryforward of approximately $84,286,000 that consisted of $49,335,000 generated in 2000 that expires in 2020 and $34,951,000 generated in 2001 that expires in 2021. Internal Revenue Code Section 382 restricts our ability to utilize in the future the net operating loss that we generated in 2000 because of the change of control we experienced as a result of our merger and recapitalization transaction in November 2000. The amount of net operating loss we can utilize will be limited to approximately $12,000,000 per year and unused amounts of the annual Section 382 limitation can be carried forward to subsequent years within the carryforward period. As none of the 2000 net operating loss was utilized in 2001, usage of the net operating loss generated in 2000 will be limited to approximately $24,000,000 for 2002. Usage of the net operating loss generated in 2001 is unlimited. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not such net deferred tax assets will be realized and, accordingly, we have not recognized a valuation allowance with respect to our net deferred tax assets. Most of our net operating loss carryforwards were generated as a result of our merger and recapitalization transactions in November 2000. The remainder of our net operating loss carryforwards result largely from depreciation and interest deductions and the trends for these items relative to operating income are expected to decline, enabling us to generate sufficient taxable income to utilize net operating loss carryforwards. The level of tax depreciation on our significant capital investments in 1993 and 1997 through 1999 will begin to diminish in 2002 and our level of capital investment in 2001 and future years as compared to prior years has been, and will be, reduced. The relative level of interest expense to operating income should diminish as the capital projects completed in 1999 through 2001 continue to mature and produce greater amounts of taxable income while our debt levels decrease or hold relatively steady, enabling us to keep our interest expense relatively constant or growing at a slower rate than operating income. Further, we could complete a sale/leaseback of certain of our travel centers. Although we would not ordinarily execute this tax planning strategy, we would do so to prevent our net operating loss carryforwards from expiring unused. The sale/leaseback would be expected to generate a sufficient taxable gain in

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


the year consummated to fully utilize any expiring unused net operating loss carryforwards and could be expected to increase our taxable income in subsequent years as lower interest expense and depreciation deductions would, in all likelihood, more than offset the additional operating lease expense. However, ultimate realization of our net deferred tax assets could be negatively affected by market conditions and other variables not known or anticipated at this time.

         Our tax returns for 1998 through 2001 are subject to examination by the Internal Revenue Service and state tax authorities. An audit by the Internal Revenue Services of our federal tax returns for 1998 through 2000 is currently nearing completion and is not expected to result in a material amount of adjustments to our income tax liability. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

18.      RELATED PARTY TRANSACTIONS

         We lease one of our travel centers from a realty company owned by two individuals, one of whom was a stockholder and director of ours during portions of 1999 and 2000. This lease relationship commenced during 1999 and total rent expenses related to this lease for the years ended December 31, 1999 and 2000 were $263,000 and $450,000, respectively.

         During 1999 and 2000 certain of our former shareholders were paid fees aggregating $250,000 and $1,250,000, respectively as consideration for their financial advisory services provided in completing the Burns Bros. acquisition, the 1998 Refinancing, the Travel Ports acquisition and the merger and recapitalization transactions. In addition, during 2000, Oak Hill and the Other Investors were paid fees aggregating $8,310,000 as consideration for their financial advisory services and other services provided as part of the merger and recapitalization transactions, including the related debt and equity financing transactions.

         During the years ended December 31, 2000 and 2001, we made purchases of diesel fuel in the amount of $200,190,000 and $201,291,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amount of $16,622,000 and $12,742,000, respectively, to this affiliate. Such purchases and sales are believed to be made on the same basis as any other unrelated party. We also lease a travel center from this affiliate. Rent expense related to this site for the years ended December 31, 2000 and 2001 was $335,000 and $408,000, respectively. At December 31, 2000 and 2001, our receivables from this affiliate were $1,015,000 and $789,000, respectively, while our payables to this affiliate were $3,001,000 and $944,000, respectively.

         Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 16 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,200,000 and $1,310,000 at December 31, 2000 and 2001, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


19.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options, escalation clauses and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 2001, were as follows:


                                                        MINIMUM LEASE PAYMENTS
        YEAR ENDING                                     ----------------------
        DECEMBER 31,                                   (IN THOUSANDS OF DOLLARS)
        ------------
2002.....................................................   $      19,177
2003.....................................................          17,169
2004.....................................................          16,354
2005.....................................................          15,609
2006.....................................................          69,724
Thereafter...............................................          81,650
                                                            -------------
                                                            $     219,683
                                                            =============

         We are party to a $72,000,000 master lease agreement under which we will finance by mid-2002 the construction of eight travel centers on land we own. As of December 31, 2001, $63,720,000 has been used in the construction of seven travel centers that had been completed by December 31,2001. The initial term of this master lease agreement expires in September 2006, at which time, if the lease is not renewed and extended, we have the option to either purchase the improvements for an amount equal to the sum of (a) the outstanding indebtedness of the lessor and (b) the equity capital balance, or to make a termination payment to the lessor and abandon the travel centers. We estimate that, at that time, the cost to acquire the leased assets would be approximately $58,076,000, while the termination payment would equal approximately $43,993,000.

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

         We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $2,635,000, $3,363,000 and $3,222,000 in 1999, 2000 and 2001, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations or instances of noncompliance, or compliance costs incurred in connection therewith, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at a number of sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these matters, based on our current knowledge, we do not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to our results of operation or financial condition. While the aforementioned matters are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or other of our properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2001, we had a reserve for these matters of $4,153,000. We expect that the cash outlays related to the matters for which we have accrued this reserve will be paid out over a period of several years. While it is not possible to quantify with certainty the environmental exposure, in our opinion the potential liability, beyond that considered in the reserve, for all proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity. However, it is reasonably possible that a material change in estimate will occur in the near term as new matters, or new facts regarding established matters, are identified and/or as Environmental Laws and other requirements of government agencies continue to evolve.

         In connection with the acquisitions of the Unocal network, Phase I environmental assessments were conducted of the 97 Unocal network properties purchased by us. Pursuant to an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this agreement, Unocal is responsible for all costs incurred for (a) remediation of environmental contamination, and (b) otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal must also indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot assure you that Unocal, if additional environmental claims or liabilities were to arise under the agreement with Unocal, would not dispute our claims for indemnification.

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

         The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisitions of the BP network. We must make such claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. There can be no assurance that BP, if additional environmental claims or liabilities were to arise under the environmental agreement with BP, would not dispute our claims for indemnification thereunder.

         In connection with the Burns Bros. acquisition, all of the 17 sites acquired were subject to Phase I environmental assessments, and, based on the results of those assessments, nine of the sites were subject to Phase II environmental assessments. The purchase price paid to Burns was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns Bros., we released Burns Bros. from any environmental liabilities that may have existed as of the Burns Bros. acquisition date, other than specified non-waived environmental claims as described in the agreement with Burns Bros.

         In connection with the Travel Ports acquisition, all of the 16 sites acquired were subject to Phase I environmental assessments, and, based on the results of those assessments, five of the sites were subject to Phase II environmental assessments. The results of these assessments were taken into account in recognizing the related environmental contingency accrual for purchase accounting purposes.

PENDING LITIGATION

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are currently not involved in any litigation, individually or in the aggregate, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

20.      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

         We attempt to manage the risk arising from changes in interest rates by using derivative financial instruments such as interest rate swaps. On November 14, 2000, we entered into an interest rate swap agreement with a notional principal amount of $80,000,000 to exchange our variable rate of LIBOR plus 3.25% with a fixed interest rate of 6.0875%.

         On January 1, 2001, we adopted FAS 133, as amended. To qualify for hedge accounting, derivative contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported in our consolidated balance sheet. Pursuant to the provisions of FAS 133, we have determined that the interest rate swap agreement is 100% effective and qualifies for cash flow hedge accounting.

         The fair value of the interest rate swap at the time of transition resulted in a reduction of accumulated other comprehensive income of $343,000 (net of tax), which was recorded as the cumulative effect of an accounting change in the first quarter of 2001. In addition, the decline in the fair value of the swap agreement for the year ended December 31, 2001, based on bank-quoted market prices, resulted in the recognition of a further decrease in other comprehensive income of $1,577,000 (net of tax), and a liability of $2,911,000 as of December 31, 2001.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


21.      OPERATING LEASES AS A LESSOR

         Twenty-six of the travel centers we owned during the year ended December 31, 2001 were leased to franchisees under operating lease agreements. At December 31, 2001, we had such lease arrangements in place at 25 of our sites. One of these travel centers was sold to the lessee in January 2001. An additional two of these leases were mutually terminated through February 28, 2002, and, as a result, these sites were converted to company-operated sites. These cancelable lease arrangements generally have initial terms of five years with five renewal terms of three years each. Our new form of lease agreement, which we intend to begin offering to our franchisees in 2002, provides for an initial term of 10 years with two renewal terms of five years each. Rent revenue from such operating lease arrangements totaled $13,023,000, $11,808,000 and $10,981,000 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, the cost and accumulated depreciation of the assets covered by these lease agreements was $71,407,000 and $31,532,000, respectively.

22.      OTHER INFORMATION


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1999            2000           2001
                                                                       --------------- ------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
         Operating expenses and Selling, general and administrative expenses include the following:
            Rent expense under operating leases........................  $    9,576      $   17,986     $   21,197
            Repairs and maintenance expenses...........................  $   11,008      $    7,863     $   12,596
            Advertising expenses.......................................  $   10,106      $    9,262     $    6,676
            Taxes other than payroll and income taxes..................  $    5,817      $    5,580     $    6,480

         Interest and other financial costs consists of the following:
            Cash interest expense......................................  $  (38,838)     $  (45,712)    $  (54,206)
            Cash interest income.......................................       1,750             260            120
            Amortization of discount on debt...........................        (106)           (234)        (1,112)
            Amortization of deferred financing costs...................      (1,349)         (1,457)        (2,620)
                                                                         -----------     -----------    -----------
            Interest and other financial costs, net....................  $  (38,543)     $  (47,143)    $  (57,818)
                                                                         ==========      ==========     ===========


                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


23.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            1999            2000           2001
                                                                       --------------- ------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)

         Revolving loan borrowings..................................... $    75,500     $   364,800    $   669,600
         Revolving loan repayments.....................................     (60,500)       (339,500)      (666,000)
                                                                        -----------     -----------    -----------
            Revolving loan borrowings (repayments), net................ $    15,000     $    25,300    $     3,600
                                                                        ===========     ===========    ===========

         Cash paid during the year for:
            Interest................................................... $    36,951     $    43,507    $    57,830
            Income taxes (net of refunds).............................. $     3,386     $     1,931    $    (4,356)

         Inventory, property and equipment, and treasury
            stock received in liquidation of trade
            accounts and notes receivable.............................. $       170     $       646    $         -
         Notes received from sales of property and equipment........... $     2,650     $       340    $         -
         Notes received upon common stock issuance..................... $        77     $        37    $        39


         In 1999, we issued $2,808,000 of common stock as part of the consideration for the Travel Ports acquisition. In 2000, we assumed a note payable for $549,000 as part of the consideration in acquiring a travel center business and we recognized a receivable of $2,088,000 upon the sale of a travel center for the cash proceeds we did not receive from an escrow account until 2001.

24.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2000 and 2001 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the years ended December 31, 1999, 2000 and 2001. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to
(a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                         DECEMBER 31, 2000
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $       --     $   29,019      $       --    $        --      $   29,019
    Accounts receivable, net..............            --         81,015           1,366           (993)         81,388
    Inventories...........................            --         61,772              --             --          61,772
    Deferred income taxes.................            --          7,288              --             --           7,288
    Other current assets..................         6,114          9,349             128         (2,090)         13,501
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............         6,114        188,443           1,494         (3,083)        192,968
 Property and equipment, net..............            --        465,633              --             --         465,633
 Intangible assets........................            --         27,079              --             --          27,079
 Deferred financing costs.................        32,662             --              --             --          32,662
 Deferred income taxes....................        12,833         (4,900)             --             --           7,933
 Other noncurrent assets................             827          7,953              --             --          8,780
 Investment in subsidiaries...............       220,579             --              --       (220,579)            --
                                              ----------     ----------      ----------    -----------      ----------

         Total assets.....................    $  273,015     $  684,208      $    1,494    $  (223,662)     $  735,055
                                              ==========     ==========      ==========    ===========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $       --     $      123      $       --    $        --      $      123
    Accounts payable......................            --         82,615             229             --          82,844
    Other accrued liabilities.............         8,730         64,544           1,083         (3,083)         71,274
                                              ----------     ----------      ----------    -----------      ----------

         Total current liabilities........         8,730        147,282           1,312         (3,083)        154,241
 Long-term debt (net of unamortized
    discount).............................       544,788          2,819              --             --         547,607
 Deferred income taxes....................            --          3,167              --             --           3,167
 Intercompany advances....................      (306,382)       311,263          (4,881)            --               -
 Other noncurrent liabilities.............            --          5,416              --             --           5,416
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       247,136        469,947          (3,569)        (3,083)        710,431

 Redeemable equity........................           527            --               --             --             527
 Nonredeemable stockholders' equity:
    Common stock and other stockholders' equity  217,098        192,335              --       (193,590)        215,843
    Retained earnings (accumulated deficit)     (191,746)        21,926           5,063        (26,989)       (191,746)
                                              ----------     ----------      ----------    -----------      ----------

         Total nonredeemable  stockholders'
            equity........................        25,352        214,261           5,063       (220,579)         24,097
                                                  ------       ---------      ----------    -----------      ----------

         Total liabilities and
            stockholders' equity..........    $  273,015     $  684,208      $    1,494    $  (223,662)      $ 735,055
                                              ==========     ==========      ==========    ===========       =========



                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                         DECEMBER 31, 2001
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                               -------      ------------     ----------    ------------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $       --     $   19,888      $       --    $        --      $   19,888
    Accounts receivable, net..............            --         43,820           1,160         (1,124)         43,856
    Inventories...........................            --         57,419              --             --          57,419
    Deferred income taxes.................            --          4,997              47             --           5,044
    Other current assets..................           622          7,499              --             --           8,121
                                              ----------     ----------      ----------    -----------      ----------

         Total current assets.............           622        133,623           1,207         (1,124)        134,328
 Property and equipment, net..............            --        461,167              --             --         461,167
 Intangible assets........................            --         23,561              --             --          23,561
 Deferred financing costs.................        30,202             --              --             --         30,202
 Deferred income taxes....................        28,571         (8,663)             --             --          19,908
 Other noncurrent assets................           1,249          9,441              --             --          10,690
 Investment in subsidiaries...............       226,137             --              --       (226,137)             --
                                              ----------     ----------      ----------    ------------     ----------

         Total assets.....................    $  286,781     $  619,129      $    1,207    $  (227,261)     $  679,856
                                              ==========     ==========      ==========    ============     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    3,280     $      129      $       --    $        --      $    3,409
    Accounts payable......................             -         60,269             160             --          60,429
    Other accrued liabilities.............         2,605         40,818           1,242         (1,124)         43,541
                                              ----------     ----------      ----------    ------------     ----------

         Total current liabilities........         5,885        101,216           1,402         (1,124)        107,379
 Long-term debt (net of unamortized
    discount).............................       546,110          2,759              --              --         548,869
 Deferred income taxes....................            --          2,851              --              --           2,851
 Intercompany advances....................      (282,279)       287,346          (5,067)             --              --
 Other noncurrent liabilities.............         2,911          4,946              --              --           7,857
                                              ----------     ----------      ----------    -----------      ----------

         Total liabilities................       272,627        399,118          (3,665)        (1,124)        666,956

 Redeemable equity........................           565             --              --             --             565
 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity..............................       215,177        192,335              --       (193,589)        213,923
    Retained earnings (accumulated deficit)     (201,588)        27,676           4,872        (32,548)       (201,588)
                                              -----------    ----------      ----------    ------------     -----------

         Total nonredeemable stockholders'
            equity........................        13,589        220,011           4,872       (226,137)         12,335
                                              ----------     ----------      ----------    ------------     ----------

         Total liabilities, redeemable
            equity and nonredeemable
            stockholders' equity..........    $  286,781     $  619,129      $    1,207    $  (227,261)     $  679,856
                                              ==========     ==========      ==========    ============     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                     YEAR ENDED DECEMBER 31, 1999
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR     NONGUARANTOR
                                               COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                               -------       ------------    ----------     ------------    ------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $       --     $   955,105      $       --     $       --     $    955,105
    Non-fuel...............................           --         477,786           1,476           (203)         479,059
    Rent and royalties.....................           --          33,775           7,326        (20,641)          20,460
                                              ----------     -----------      ----------     ----------     ------------

    Total revenues.........................           --       1,466,666           8,802        (20,844)       1,454,624
 Cost of goods sold  (excluding
    depreciation)..........................           --       1,051,080              --             --        1,051,080
                                              ----------       ---------      ----------     ----------     ------------

 Gross profit (excluding depreciation).....           --         415,586           8,802        (20,844)         403,544

 Operating expenses........................           --         287,267             481        (20,641)         267,107
 Selling, general and
     administrative expenses...............          806          32,099           5,759           (203)          38,461
 Transition expense........................           --           3,952              --             --            3,952
 Depreciation and amortization expense.....           --          51,853              --             --           51,853
 (Gain) loss on sale of property and
    equipment..............................           --          (2,615)             --             --           (2,615)
 Stock compensation expense................           --           5,062              --             --            5,062
                                              ----------     -----------      ----------     ----------     ------------

 Income (loss) from operations.............         (806)         37,968           2,562              -           39,724
 Interest and other financial costs, net...       (1,349)        (37,191)             (3)             -          (38,543)
 Equity income (loss)......................        1,318              --              --         (1,318)              --
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before income taxes.........         (837)            777           2,559         (1,318)           1,181
 (Benefit) provision for income taxes......         (936)          1,068             950             --            1,082
                                              ----------     -----------      ----------     ----------     ------------

 Net (loss) income.........................           99            (291)          1,609         (1,318)              99

 Less: preferred dividends accretion.......       (9,765)             --              --             --           (9,765)
 Less: intercompany dividends..............           --          (1,375)             --          1,375               --
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) available to common
    stockholders...........................   $   (9,666)    $    (1,666)     $    1,609     $       57     $     (9,666)
                                              ==========     ===========      ==========     ==========     ============



                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                     YEAR ENDED DECEMBER 31, 2000
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR     NONGUARANTOR
                                               COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                               -------       ------------    ----------     ------------     ------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $       --     $ 1,485,732      $       --     $       --     $  1,485,732
    Non-fuel...............................           --         555,491              --             --          555,491
    Rent and royalties.....................           --          16,447           7,014         (4,639)          18,822
                                              ----------     -----------      ----------     ----------     ------------

    Total revenues.........................           --       2,057,670           7,014         (4,639)       2,060,045
 Cost of goods sold  (excluding
    depreciation)..........................           --       1,611,320              --             --        1,611,320
                                              ----------     -----------      ----------     ----------     ------------

 Gross profit (excluding depreciation).....           --         446,350           7,014         (4,639)         448,725

 Operating expenses........................           --         308,390           4,729         (4,639)         308,480
 Selling, general and
     administrative expenses...............          607          31,689           5,864             --           38,160
 Transition expense........................           --             996              --             --              996
 Merger and recapitalization expenses......       22,004              --              --             --           22,004
 Depreciation and amortization expense.....           --          62,768              --             --           62,768
 (Gain) loss on sale of property and
    equipment..............................           --          (1,462)             --             --           (1,462)
 Stock compensation expense (benefit)......           --          (1,362)             --             --           (1,362)
                                              ----------     -----------      ----------     ----------     ------------

 Income (loss) from operations.............      (22,611)         45,331          (3,579)            --           19,141
 Interest and other financial costs, net...      (11,069)        (36,071)             (3)            --          (47,143)
 Equity income (loss)......................      (11,471)             --              --         11,471               --
                                              ----------     -----------      ----------     ----------     ------------
 (Loss) income before income taxes and
    extraordinary item.....................      (45,151)          9,260          (3,582)        11,471          (28,002)
 (Benefit) provision for income taxes......       (7,603)          4,778          (1,263)            --           (4,088)
                                              ----------     -----------      ----------     ----------     ------------

 (Loss) income before extraordinary item...      (37,548)          4,482          (2,319)        11,471          (23,914)
 Extraordinary loss (less applicable income
    tax benefit)...........................      (13,800)             --              --             --          (13,800)
                                              ----------     -----------      ----------     ----------     ------------
 Net (loss) income.........................      (51,348)          4,482          (2,319)        11,471          (37,714)

 Less: preferred dividends accretion.......       (8,255)             --              --             --           (8,255)
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) available to common
    stockholders...........................   $  (59,603)    $     4,482      $   (2,319)    $   11,471     $    (45,969)
                                              ==========     ===========      ==========     ==========     ============



                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                  YEAR ENDED DECEMBER 31, 2001
                                            --------------------------------------------------------------------------
                                               PARENT         GUARANTOR     NONGUARANTOR
                                               COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                               -------       ------------    ----------     ------------     ------------
                                                                    (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $       --   $  1,331,807     $       --      $       --       $  1,331,807
    Non-fuel...............................           --        585,717             --              --            585,717
    Rent and royalties.....................           --         15,395          6,510          (4,414)            17,491
                                              ----------     ----------     ----------      -----------        ----------

    Total revenues.........................           --      1,932,919          6,510          (4,414)         1,935,015
 Cost of goods sold  (excluding
    depreciation)..........................           --      1,467,753             --              --          1,467,753
                                              ----------     ----------     ----------      ----------         ----------

 Gross profit (excluding depreciation).....           --        465,166          6,510          (4,414)           467,262

 Operating expenses........................           --        325,676          4,474          (4,414)           325,736
 Selling, general and
     administrative expenses...............          609         35,288          2,382              --             38,279
 Depreciation and amortization expense.....           --         63,508             --              --             63,508
 (Gain) loss on sale of property and
    equipment..............................           --         (1,788)            --              --             (1,788)
                                              ----------     ----------     ----------      ----------        -----------

 Income (loss) from operations.............         (609)        42,482           (346)             --             41,527
 Interest and other financial costs, net...      (25,338)       (32,480)            --              --            (57,818)
 Equity income (loss)......................        5,559             --             --          (5,559)                --
                                              ----------     ----------     ----------      -----------       -----------
 (Loss) income before income taxes.........      (20,388)        10,002           (346)         (5,559)           (16,291)
 (Benefit) provision for income taxes......      (10,546)         4,252           (155)             --             (6,449)
                                              -----------    ----------     -----------     ----------        -----------

 Net (loss) income.........................   $   (9,842)    $    5,750     $     (191)     $   (5,559)       $    (9,842)
                                              ==========     ==========     ===========     ===========       ===========



                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:


                                                                 YEAR ENDED DECEMBER 31, 1999
                                           -------------------------------------------------------------------------
                                              PARENT         GUARANTOR     NONGUARANTOR
                                              COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                              -------       ------------    ----------     ------------     ------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $    6,780     $   37,932     $       --       $       --       $   44,712
                                             ----------     ----------     ----------       ----------       ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................           --        (57,762)            --               --          (57,762)
    Proceeds from sales of property and
       equipment..........................           --          9,147             --               --            9,147
    Capital expenditures..................           --        (87,401)            --               --          (87,401)
                                             ----------     ----------     ----------       ----------       ----------

       Net cash used in investing
         activities                                  --       (136,016)            --               --         (136,016)
                                             ----------     ----------     ----------       ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net..................       15,000             --             --               --           15,000
    Long-term debt repayments.............       (1,446)          (148)            --               --           (1,594)
    Proceeds from issuance of common
       stock............................          6,738             --             --               --            6,738
    Intercompany advances...............        (86,737)        86,737             --               --               --
                                             ----------     ----------     ----------       ----------       ----------

       Net cash (used in) provided by
         financing activities.............      (66,445)        86,589             --               --           20,144
                                             ----------     ----------     ----------       ----------       ----------

         Net increase (decrease) in cash..      (59,665)       (11,495)            --               --          (71,160)

 Cash at the beginning of the year........       59,665         29,535             --               --           89,200
                                             ----------     ----------     ----------       ----------       ----------

 Cash at the end of the year..............   $        -     $   18,040     $       --       $       --       $   18,040
                                             ==========     ==========     ==========       ==========       ==========


                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 2000
                                           -------------------------------------------------------------------------
                                                PARENT       GUARANTOR     NONGUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS     CONSOLIDATED
                                                -------     ------------    ----------     ------------     ------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $  (26,962)    $   92,914     $       --      $       --       $   65,952
                                             ----------     ----------     ----------      ----------       ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................           --         (9,675)            --              --           (9,675)
    Proceeds from sales of property and
       equipment..........................           --            667             --              --              667
    Capital expenditures..................           --        (68,107)            --              --          (68,107)
                                             ----------     ----------     ----------      ----------       ----------

       Net cash used in investing
         activities.......................           --        (77,115)            --              --          (77,115)
                                             ----------     ----------     ----------      ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net..................       25,300             --             --              --           25,300
    Long-term debt borrowings.............      510,962             --             --              --          510,962
    Long-term debt repayments.............     (387,942)          (743)            --              --         (388,685)
    Proceeds from issuance of stock.....        208,717             --             --              --          208,717
    Repurchase of equity securities.....       (267,055)            --             --              --         (267,055)
    Debt issuance costs.................        (32,932)            --             --              --          (32,932)
    Stock issuance costs................         (3,015)            --             --              --           (3,015)
    Premiums paid on debt extinguishment        (12,778)            --             --              --          (12,778)
    Merger and recapitalization expenses        (18,253)            --             --              --          (18,253)
    Other...............................             --           (119)            --              --             (119)
    Intercompany advances...............          3,958         (3,958)            --              --               --
                                             ----------     ----------     ----------      ----------       ----------

       Net cash (used in) provided by
         financing activities.............       26,962         (4,820)            --              --           22,142
                                             ----------     ----------     ----------      ----------       ----------

         Net increase (decrease) in cash..           --         10,979             --              --           10,979

 Cash at the beginning of the year........           --         18,040             --              --           18,040
                                             ----------     ----------     ----------      ----------       ----------

 Cash at the end of the year..............   $       --     $   29,019     $       --      $       --       $   29,019
                                             ==========     ==========     ==========      ==========       ==========



                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 2001
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $  (22,023)    $   61,185     $   (2,056)   $       --     $   37,106
                                             -----------    ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
       equipment..........................           --          8,256             --            --          8,256
    Capital expenditures..................           --        (54,490)            --            --        (54,490)
                                             ----------     -----------    ----------    ----------     -----------

       Net cash used in investing
         activities.......................           --        (46,234)            --            --        (46,234)
                                             ----------     -----------    ----------    ----------     -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings (repayments,
       net)...............................        3,600             --             --            --          3,600
    Long-term debt repayments.............           --           (165)            --            --           (165)
    Proceeds from issuance of stock.....             38             --             --            --             38
    Debt issuance costs.................           (160)            --             --            --           (160)
    Premiums paid on debt extinguishment           (899)            --             --            --           (899)
    Merger and recapitalization
       expenses paid....................         (2,417)            --             --            --         (2,417)
    Intercompany advances...............         21,861        (23,917)         2,056            --              -
                                             ----------     ----------     ----------    ----------     ----------

       Net cash (used in) provided by
         financing activities.............       22,023        (24,082)         2,056            --             (3)
                                             ----------     -----------    ----------    ----------     -----------

         Net increase (decrease) in cash..           --         (9,131)            --            --         (9,131)

 Cash at the beginning of the year........           --         29,019             --            --         29,019
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the year..............   $       --     $   19,888     $       --    $       --     $   19,888
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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1. Financial Statements

            Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 38 of this annual report.

         2. Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts


                                             Balance at      Charged      Charged to                     Balance at
                                             Beginning    (Credited)        Other        Deductions      End of
                                             of Period     To Income      Accounts     from Reserves      Period
                                             ---------     ---------      --------     -------------      ------
                                                                 (In Thousands of Dollars)

        Year Ended December 31, 1999:
        ---------------------------------
        Deducted from accounts and          $    4,187   $    1,339     $   1,737(a)   $   (3,782)(c)  $     3,481
        notes receivable for doubtful
        accounts...........................

        Year Ended December 31, 2000:
        ---------------------------------
        Deducted from accounts and          $    3,481   $    1,560     $     340(b)   $     (163)(c)  $     5,218
        notes receivable for doubtful
        accounts...........................

        Year Ended December 31, 2001:
        ---------------------------------
        Deducted from accounts and          $    5,218   $    1,000     $      --      $   (2,833)(c)  $     3,385
        notes receivable for doubtful
        accounts...........................



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

B.       Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.

 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT
     REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE
                                   ACT OF 1934


         No annual report or proxy statement has been furnished to our security holders. We shall furnish to the Securities and Exchange Commission for its information, at the time copies of such material are furnished to our security holders, four copies of every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of our security holders with respect to our annual meeting. The foregoing material shall not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it in this Form 10-K by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TRAVELCENTERS OF AMERICA, INC.

                 March 28, 2002                By:    /s/  James W. George
         -------------------------------              --------------------------------------
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


               Signature                                    Title                                  Date
               ---------                                    -----                                  ----
   /s/      Edwin P. Kuhn                Chairman of the Board of Directors,                  March 28, 2002
   ------------------------------
            Edwin P. Kuhn                   President and Chief Executive Officer
                                            (Principal Executive Officer)

   /s/     James W. George               Senior Vice President, Chief Financial               March 28, 2002
   ------------------------------
           James W. George                  Officer and Secretary (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

   /s/    Robert J. Branson              Director                                             March 28, 2002
   ------------------------------
          Robert J. Branson

   /s/     Michael Greene                Director                                             March 28, 2002
   ------------------------------
           Michael Greene

   /s/    Steven B. Gruber               Director                                             March 28, 2002
   ------------------------------
          Steven B. Gruber

   /s/   Louis J. Mischianti             Director                                             March 28, 2002
   ------------------------------
         Louis J. Mischianti

   /s/     Chris Patterson               Director                                             March 28, 2002
   ------------------------------
           Chris Patterson

   /s/   Rowan G. P. Taylor              Director                                             March 28, 2002
   ------------------------------
         Rowan G. P. Taylor



                                                      EXHIBIT INDEX

  Exhibit
  Number                                              Exhibit
-----------   ----------------------------------------------------------------------------------------- ------------------

    2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000...................        (e)

    2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,          (f)
              2000.....................................................................................

    2.3       Agreement and Plan of Merger by and among TravelCenters of America, Inc., TP                     (c)
              Acquisition, Inc. and Travel Ports, dated as of February 26, 1999........................

    2.4       Share Exchange Agreement by and among TravelCenters of America, Inc., and E. Philip              (c)
              Saunders, dated as of February 26, 1999..................................................

    2.5       Voting Agreement, dated as of February 26, 1999, among TravelCenters of America, Inc.,           (c)
              TP Acquisition, Inc. and E. Philip Saunders and John M. Holohan..........................

    3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc.......        (f)

    3.2       Amended and Restated By-laws of TravelCenters of America, Inc............................        (h)

    3.3       Restated Certificate of Incorporation of TA Operating Corporation........................        (a)

    3.4       Amended and Restated By-laws of TA Operating Corporation.................................        (a)

    3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc...................        (f)

    3.6       By-laws of TA Licensing, Inc.............................................................        (f)

    3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P......................        (f)

    3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P........................        (f)

    3.9       Certificate of Incorporation of TravelCenters Realty, Inc................................        (f)

    3.10      By-laws of TravelCenters Realty, Inc.....................................................        (f)

    3.11      Certificate of Formation of TA Travel, L.L.C.............................................        (f)

    3.12      Operating Agreement of TA Travel, L.L.C..................................................        (f)

    4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,
              TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
              Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company.....        (f)

    4.2       Form of 12 3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1)...............       (f)

    4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
              TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
              Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
              Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
              Securities Corporation....................................................................       (f)

    4.4       Form of Warrant Certificate (included in Exhibit 10.21)...................................       (f)

    4.5       Form of Common Stock Certificate..........................................................       (g)

   10.1       Amended and Restated Credit Agreement dated as of November 14, 2000.......................       (f)




  Exhibit
  Number                                              Exhibit
-----------   ----------------------------------------------------------------------------------------- ------------------


   10.2       Stockholders' Agreement among TravelCenters of America, Inc., Oak Hill Capital
              Partners, L.P., Oak Hill Capital Management Partners, L.P., Olympus Growth Fund III,
              L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor
              Clipper Equity Partners (Foreign), L.P., UBS Capital America II, LLC, Credit Suisse
              First Boston LFG Holdings 2000, LLC and Freightliner LLC dated as of November 14, 2000....       (f)

   10.3       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
              of July 21, 1999..........................................................................       (d)

   10.4       Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
              dated as of November 9, 2000..............................................................       (f)

   10.5       Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP................................       (d)

   10.6       Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP................................       (d)

   10.7       Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
              Network Funding, LP and TA Operating Corporation

   10.8*      TA Operating Corporation Transition Plan..................................................        +

   10.9*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Timothy L. Doane..........................       (f)

   10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and James W. George...........................       (f)

   10.11*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter....................       (f)

   10.12*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn.............................       (f)

   10.13*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane................       (f)

   10.14*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and James W. George.................       (f)

   10.15*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter..........       (f)

   10.16*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn...................       (f)

   10.17*     Success Bonus Letter......................................................................       (e)

   10.18      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
              and State Street Bank and Trust Company, as warrant agent.................................       (f)

   10.19      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
              of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent.........       (f)

   10.20*     Form of Management Subscription Agreement.................................................       (a)

   10.21*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
              Item 601 of Regulation S-K................................................................       (b)



  Exhibit
  Number                                              Exhibit
-----------   ----------------------------------------------------------------------------------------- ------------------

   10.22*     Form of Management Note...................................................................       (b)

   10.23*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
              Regulation S-K............................................................................       (b)

   10.24*     2001 Stock Incentive Plan of TravelCenters of America, Inc. ..............................        +
   10.25*     Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement...................        +
   21.1       List of Subsidiaries of TravelCenters of America, Inc.....................................       (f)

   99.1       Information Required by Part III of Form 10-K.............................................        +



(a) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

(c) Incorporated herein by reference to exhibits filed with our Schedule 13D dated as of February 26, 1999.

(d) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(e) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(f) Incorporated herein by reference to exhibits filed with our Registration Statement on Form S-4 filed on December 21, 2000.

(g) Incorporated herein by reference to exhibits filed with our Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed on January 18, 2001.

(h) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

+        Filed herewith

*        Executive compensation plans.