Form 10-Q
period 2002-03-31
TRAVELCENTERS OF AMERICA INC
filed 2002-05-15
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                             INDEX                                                                PAGE NO.
                             -----                                                                --------
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheet as of December 31, 2001 (derived
                             from audited data) and March 31, 2002 (unaudited)                       2

                             Unaudited Consolidated Statement of Operations for the three
                             months ended March 31, 2001 and 2002                                    3

                             Unaudited Consolidated Statement of Cash Flows for the three
                             months ended March 31, 2001 and 2002                                    4

                             Unaudited Statement of Stockholders' Equity for the three
                             months ended March 31, 2001 and 2002                                    5

                             Selected Notes to Unaudited Consolidated Financial Statements           6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                              17

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk                                                            22

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings                                                      22

       Item 4.               Submission of Matters to a Vote of Security Holders                    22

       Item 6.               Exhibits and Reports on Form 8-K                                       22

SIGNATURE                                                                                           23

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                         MARCH 31,
                                                                                         DECEMBER 31,       2002
                                                                                             2001       (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   19,888     $   23,893
    Accounts receivable (less allowance for doubtful accounts of $3,060 for 2001 and
       $3,023 for 2002)...............................................................        43,856         57,406
    Inventories.......................................................................        57,419         53,971
    Deferred income taxes.............................................................         5,044          5,257
    Other current assets..............................................................         8,121          7,806
                                                                                          ----------     ----------
         Total current assets.........................................................       134,328        148,333
 Property and equipment, net..........................................................       461,167        457,214
 Intangible assets, net...............................................................        23,561         24,312
 Deferred financing costs, net........................................................        30,202         29,475
 Deferred income taxes................................................................        19,908         21,758
 Other noncurrent assets..............................................................        10,690         11,195
                                                                                          ----------     ----------
         Total assets.................................................................    $  679,856     $  692,287
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Current maturities of long-term debt..............................................    $    3,409     $    3,451
    Accounts payable..................................................................        60,429         71,247
    Other accrued liabilities.........................................................        43,541         55,798
                                                                                          ----------     ----------
         Total current liabilities....................................................       107,379        130,496
 Commitments and contingencies........................................................
 Long-term debt.......................................................................       548,869        543,397
 Deferred income taxes................................................................         2,851          2,964
 Other noncurrent liabilities.........................................................         7,857          6,672
                                                                                          ----------     ----------
                                                                                             666,956        683,529

 Redeemable equity....................................................................           565            565
 Nonredeemable stockholders' equity:
    Common stock and other nonredeemable stockholders' equity.........................       213,923        214,541
    Accumulated deficit...............................................................      (201,588)      (206,348)
                                                                                          ----------     ----------
         Total nonredeemable stockholders' equity.....................................        12,335          8,193
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  679,856     $  692,287
                                                                                          ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    ------------------------
                                                                                      2001           2002
                                                                                    ---------      ---------
                                                                                    (IN THOUSANDS OF DOLLARS
                                                                                    EXCEPT PER SHARE AMOUNTS)

Revenues:
   Fuel...........................................................................  $ 359,369      $ 254,178
   Nonfuel........................................................................    133,391        138,887
   Rent and royalties.............................................................      4,254          3,990
                                                                                    ---------      ---------
      Total revenues..............................................................    497,014        397,055
Cost of goods sold (excluding depreciation):
   Fuel...........................................................................    334,690        230,106
   Nonfuel........................................................................     55,020         56,180
                                                                                    ---------      ---------
      Total cost of goods sold (excluding depreciation)...........................    389,710        286,286
                                                                                    ---------      ---------

Gross profit (excluding depreciation).............................................    107,304        110,769
Operating expenses................................................................     78,656         80,712
Selling, general and administrative expenses......................................      9,861          9,755
Depreciation and amortization expense.............................................     15,585         14,211
(Gain) loss on sales of property and equipment....................................     (1,329)             8
                                                                                    ---------      ---------

Income from operations............................................................      4,531          6,083
Interest and other financial costs, net...........................................    (15,342)       (12,906)
                                                                                    ---------      ---------

Loss before income taxes..........................................................    (10,811)        (6,823)
Benefit for income taxes..........................................................     (3,387)        (2,063)
                                                                                    ---------      ---------

Net (loss)........................................................................  $  (7,424)     $  (4,760)
                                                                                    =========      =========

Loss per common share (basic and diluted).........................................  $   (1.07)    $    (0.69)
                                                                                    =========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    -------------------------
                                                                                       2001           2002
                                                                                    ----------     ----------
                                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss).....................................................................  $   (7,424)    $   (4,760)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense.......................................      15,585         14,211
      Amortization of deferred financing costs....................................         547            728
      Deferred income tax provision...............................................      (3,508)        (2,149)
      Provision for doubtful accounts.............................................         250            250
      (Gain) loss on sales of property and equipment..............................      (1,329)             8
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable.......................................................       3,626        (14,390)
        Inventories...............................................................       4,379          3,833
        Other current assets......................................................       1,427            336
        Accounts payable and other accrued liabilities............................      (2,679)        23,175
      Other, net..................................................................        (124)          (954)
                                                                                    ----------     ----------

      Net cash provided by operating activities...................................      10,750         20,168
                                                                                    ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Business acquisitions .........................................................          -          (1,891)
   Proceeds from sales of property and equipment..................................       5,430            772
   Capital expenditures...........................................................     (11,530)        (9,174)
                                                                                    ----------     ----------

      Net cash used in investing activities.......................................      (6,100)       (10,293)
                                                                                    ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Revolving loan borrowings (repayments), net....................................      (9,200)        (4,900)
   Long-term debt repayments......................................................          -            (820)
   Merger and recapitalization expenses paid......................................      (1,099)          (150)
                                                                                    ----------     ----------
      Net cash (used in) financing activities.....................................     (10,299)        (5,870)
                                                                                    ----------     ----------
        Net increase (decrease) in cash...........................................      (5,649)         4,005

Cash at the beginning of the period...............................................      29,019         19,888
                                                                                    ----------     ----------
Cash at the end of the period.....................................................  $   23,370     $   23,893
                                                                                    ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -----------------------------
                                                                                    2001               2002
                                                                                  -----------       -----------
                                                                                    (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period....................................     $         3       $         3
                                                                                  ===========       ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period....................................     $   215,840       $   215,840
                                                                                  ===========       ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................     $        -        $    (1,920)
   Change in accounting principle, net of tax of $176........................            (343)               -
   Change in fair value of interest rate protection agreement, net
          of tax of $476 for 2001 and $319 for 2002..........................            (923)              618
                                                                                  -----------       -----------
   Balance at end of period..................................................     $    (1,266)      $    (1,302)
                                                                                  ===========       ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................     $  (191,746)      $  (201,588)
   Net loss..................................................................          (7,424)           (4,760)
                                                                                  -----------       -----------
   Balance at end of period..................................................     $  (199,170)      $  (206,348)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At March 31, 2002, our geographically diverse nationwide network of full-service travel centers consisted of 152 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

- sites owned or leased and operated by us, which we refer to as company-operated sites;
- sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and
- sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owner sites and, as a franchisor, assist our franchisees in providing service to long-haul trucking fleets and their drivers, independent truck drivers and general motorists.

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

         The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2001 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position, results of operations, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2002, and are not necessarily indicative of the results to be expected for the full year.

2.       RECENTLY ADOPTED ACCOUNTING STANDARDS

         FAS 142. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Our trademarks intangible assets have been deemed to have indefinite lives. During the first quarter of 2002 we completed the transitional impairment test for our trademarks and determined that the estimated fair values of these intangible assets exceeded their respective carrying amounts. Accordingly, we did not recognize an impairment loss with respect to our trademarks intangible assets. For purposes of testing goodwill for impairment under the transitional accounting provisions of FAS 142, goodwill must first be allocated to reporting units. FAS 142 requires us to compare the fair value of the reporting unit to its carrying value to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. For purposes of applying the provisions of FAS 142, we have determined that we are one reporting unit. We are currently in the process of testing goodwill for impairment under the transitional accounting provisions of FAS 142, and intend to complete this review by June 30, 2002.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



         The following table provides a reconciliation of the prior-year quarter's reported net loss to adjusted net loss had FAS 142 been applied as of the beginning of 2001:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                     2001             2002
                                                    -------         ---------
                                                     (IN THOUSANDS OF DOLLARS
                                                     EXCEPT PER SHARE AMOUNTS)
     Reported net loss .....................        $(7,424)        $  (4,760)
     Add back amortization (net of tax):
       Goodwill ............................            316                --
       Trademarks ..........................             32                --
                                                    -------         ---------
     Adjusted net loss .....................        $(7,076)        $  (4,760)
                                                    =======         =========

     Earnings per share (basic and diluted):

       Reported net loss ...................        $ (1.07)        $   (0.69)
       Goodwill amortization ...............          (0.05)               --
       Trademarks amortization .............             --                --
                                                    -------         ---------
     Adjusted net loss .....................        $ (1.02)        $   (0.69)
                                                    =======         =========

         FAS 144. Effective January 1, 2002, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amended previous accounting and disclosure requirements for impairments and disposals of long-lived assets, including with respect to discontinued operations. The provisions of FAS 144 are generally to be applied prospectively. Adoption of FAS 144 had no effect on our consolidated results of operations and financial position.

3.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                 THREE MONTHS ENDED MARCH 31,
                                                  -------------------------
                                                   2001              2002
                                                  -------           -------
                                               (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
Basic EPS and Diluted EPS:
     Net loss ..........................          $(7,424)          $(4,760)
     Weighted average shares outstanding            6,930             6,932
                                                  -------           -------

     Loss per share ....................          $ (1.07)          $ (0.69)
                                                  =======           =======

         The assumed conversion of stock options and warrants would have had an antidilutive effect on the loss per share for the quarters ended March 31, 2001 and 2002.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       COMPREHENSIVE INCOME

         Comprehensive income (loss) consisted of the following:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  -----------------------
                                                                    2001           2002
                                                                  -------         -------
                                                                 (IN THOUSANDS OF DOLLARS)
     Net loss ............................................        $(7,424)        $(4,760)
     Change in accounting principle, net of tax of $176 ..           (343)             --
     Gain (loss) on fair value of interest rate protection
       agreement, net of tax .............................           (923)            618
                                                                  -------         -------
       Total comprehensive income (loss) .................        $(8,690)        $(4,142)
                                                                  =======         =======

5.       INVENTORIES

         Inventories consisted of the following:

                                            DECEMBER 31,           MARCH 31,
                                                2001                 2002
                                               -------              -------
                                                (IN THOUSANDS OF DOLLARS)
     Nonfuel merchandise ........              $51,808              $48,117
     Petroleum products .........                5,611                5,854
                                               -------              -------
         Total inventories ......              $57,419              $53,971
                                               =======              =======

6.       INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                                                        DECEMBER 31,       MARCH 31,
                                                                                             2001            2002
                                                                                           -------          -------
                                                                                          (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
         Noncompetition agreements ..............................................          $26,200          $26,200
            Leasehold interest ..................................................            1,724            1,724
            Other ...............................................................              849              849
                                                                                           -------          -------
             Total amortizable intangible assets ................................           28,773           28,773
     Less - accumulated amortization ............................................           25,953           26,427
                                                                                           -------          -------
             Net carrying value of amortizable intangible assets ................            2,820            2,346
     Net carrying value of goodwill .............................................           19,343           20,568
     Net carrying value of trademarks ...........................................            1,398            1,398
                                                                                           -------          -------
             Intangible assets, net .............................................          $23,561          $24,312
                                                                                           =======          =======

         The changes in the carrying amount of goodwill for the three months ended March 31, 2002 were as follows (in thousands of dollars):

       Balance as of January 1, 2002 ............................................                           $19,343
       Goodwill acquired during the period ......................................                             1,225
                                                                                                            -------
       Balance as of March 31, 2002 .............................................                           $20,568
                                                                                                            =======

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         During the three months ended March 31, 2002, we recognized $1,225,000 of goodwill as a result of the business acquisitions we completed by converting two leased sites to company-operated sites.

         Total intangible asset amortization expense for our amortizable intangible assets for the three-month periods ended March 31, 2001 and 2002 were $474,000 and $474,000, respectively. The estimated aggregate intangible assets amortization expense for the year ending December 31, 2002 and each of the three succeeding fiscal years are $1,896,000 for 2002; $678,000 for 2003; $176,000 for
2004 and $70,000 for 2005. Our amortizable intangible assets will be fully amortized by December 31, 2005.

7.       COMMITMENTS AND CONTINGENCIES

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

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. At March 31, 2002, we had a reserve for these matters of $3,803,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                                 2001            2002
                                                                             -----------     -----------
                                                                              (IN THOUSANDS OF DOLLARS)
  Revolving loan borrowings................................................. $   181,600     $   120,800
  Revolving loan repayments.................................................    (190,800)       (125,700)
                                                                             -----------     -----------
    Revolving loan borrowings (repayments), net............................. $    (9,200)    $    (4,900)
                                                                             ===========     ===========

  Cash paid during the period for:
    Interest...........................................................      $     9,046     $     6,053
    Income taxes (net of refunds)......................................      $       (50)    $       100

         During the first quarter of 2002, we acquired $590,000 of inventory and property and equipment in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites and received a $100,000 note in payment for inventories sold in connection with the sale of a company-operated site.

9.       OTHER INFORMATION

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                ------------------------
                                                                                   2001          2002
                                                                                ----------    ----------
                                                                                (IN THOUSANDS OF DOLLARS)

Interest and other financial costs consists of the following:
   Cash interest expense......................................................  $  (14,567)   $  (11,912)
   Cash interest income.......................................................          51            24
   Amortization of discount on debt...........................................        (279)         (290)
   Amortization of deferred financing costs...................................        (547)         (728)
                                                                                ----------    ----------
   Interest and other financial costs, net....................................  $  (15,342)   $  (12,906)
                                                                                ==========    ==========

10.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2001 and March 31, 2002 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the three-month periods ended March 31, 2001 and 2002. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

         The Guarantor Subsidiaries, (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                  DECEMBER 31, 2001
                                                  ---------------------------------------------------------------------------------
                                                   PARENT          GUARANTOR        NONGUARANTOR
                                                   COMPANY        SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                                  ---------         ---------         ---------         ---------         ---------
                                                                              (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
   Cash ....................................      $      --         $  19,888         $      --         $      --         $  19,888
   Accounts receivable, net ................             --            43,820             1,160            (1,124)           43,856
   Inventories .............................             --            57,419                --                --            57,419
   Deferred income taxes ...................             --             4,997                47                --             5,044
   Other current assets ....................            622             7,499                --                --             8,121
                                                  ---------         ---------         ---------         ---------         ---------
        Total current assets ...............            622           133,623             1,207            (1,124)          134,328
Property and equipment, net ................             --           461,167                --                --           461,167
Intangible assets, net .....................             --            23,561                --                --            23,561
Deferred financing costs, net ..............         30,202                --                --                --            30,202
Deferred income taxes ......................         28,571            (8,663)               --                --            19,908
Other noncurrent assets ....................          1,249             9,441                --                --            10,690
Investment in subsidiaries .................        226,137                --                --          (226,137)               --
                                                  ---------         ---------         ---------         ---------         ---------
        Total assets .......................      $ 286,781         $ 619,129         $   1,207         $(227,261)        $ 679,856
                                                  =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ....      $   3,280         $     129         $      --         $      --         $   3,409
   Accounts payable ........................             --            60,269               160                --            60,429
   Other accrued liabilities ...............          2,605            40,818             1,242            (1,124)           43,541
                                                  ---------         ---------         ---------         ---------         ---------
        Total current liabilities ..........          5,885           101,216             1,402            (1,124)          107,379
Long-term debt .............................        546,110             2,759                --                --           548,869
Deferred income taxes ......................             --             2,851                --                --             2,851
Intercompany payable (receivable) ..........       (282,279)          287,346            (5,067)               --                --
Other noncurrent liabilities ...............          2,911             4,946                --                --             7,857
                                                  ---------         ---------         ---------         ---------         ---------
        Total liabilities ..................        272,627           399,118            (3,665)           (1,124)          666,956

Redeemable equity ..........................            565                --                --                --               565

Nonredeemable stockholders' equity:
   Common stock and other nonredeemable
   stockholders' equity ....................        215,177           192,335                --          (193,589)          213,923
   Retained earnings (accumulated
   deficit) ................................       (201,588)           27,676             4,872           (32,548)         (201,588)
                                                  ---------         ---------         ---------         ---------         ---------
        Total nonredeemable stockholders'
           equity ..........................         13,589           220,011             4,872          (226,137)           12,335
                                                  ---------         ---------         ---------         ---------         ---------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity ..........................      $ 286,781         $ 619,129         $   1,207         $(227,261)        $ 679,856
                                                  =========         =========         =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  MARCH 31, 2002
                                                 ---------------------------------------------------------------------------------
                                                  PARENT          GUARANTOR        NONGUARANTOR
                                                  COMPANY        SUBSIDIARIES       SUBSIDIARY        ELIMINATIONS     CONSOLIDATED
                                                 ---------         ---------         ---------         ---------         ---------
                                                                              (IN THOUSANDS OF DOLLARS)
   ASSETS
   Current assets:
   Cash .................................        $      --         $  23,893         $      --         $      --         $  23,893
   Accounts receivable, net .............               --            57,500               929            (1,023)           57,406
   Inventories ..........................               --            53,971                --                --            53,971
   Deferred income taxes ................               --             5,210                47                --             5,257
   Other current assets .................              587             7,219                --                --             7,806
                                                 ---------         ---------         ---------         ---------         ---------

        Total current assets ............              587           147,793               976            (1,023)          148,333
Property and equipment, net .............               --           457,214                --                --           457,214
Intangible assets, net ..................               --            24,312                --                --            24,312
Deferred financing costs, net ...........           29,475                --                --                --            29,475
Deferred income taxes ...................           31,044            (9,286)               --                --            21,758
Other noncurrent assets .................            1,141            10,054                --                --            11,195
Investment in subsidiaries ..............          227,278                --                --          (227,278)               --
                                                 ---------         ---------         ---------         ---------         ---------
        Total assets ....................        $ 289,525         $ 630,087         $     976         $(228,301)        $ 692,287
                                                 =========         =========         =========         =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt .        $   3,280         $     171         $      --         $      --         $   3,451
   Accounts payable .....................               --            71,221                26                --            71,247
   Other accrued liabilities ............            7,636            48,201               984            (1,023)           55,798
                                                 ---------         ---------         ---------         ---------         ---------
        Total current liabilities .......           10,916           119,593             1,010            (1,023)          130,496
Long-term debt (net of unamortized
   discount) ............................          540,653             2,744                --                --           543,397
Deferred income taxes ...................               --             2,964                --                --             2,964
Intercompany payable (receivable) .......         (274,030)          278,936            (4,906)               --                --
Other noncurrent liabilities ............            1,974             4,698                --                --             6,672
                                                 ---------         ---------         ---------         ---------         ---------
        Total liabilities ...............          279,513           408,935            (3,896)           (1,023)          683,529

Redeemable equity .......................              565                --                --                --               565

Nonredeemable stockholders' equity:
   Common stock and other
    nonredeemable stockholders' equity ..          215,795           192,335                --          (193,589)          214,541
   Retained earnings (deficit) ..........         (206,348)           28,817             4,872           (33,689)         (206,348)
                                                 ---------         ---------         ---------         ---------         ---------
        Total nonredeemable stockholders'
           equity .......................            9,447           221,152             4,872          (227,278)            8,193
                                                 ---------         ---------         ---------         ---------         ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity .........        $ 289,525         $ 630,087         $     976         $(228,301)        $ 692,287
                                                 =========         =========         =========         =========         =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                          THREE MONTHS ENDED MARCH 31, 2001
                                                  -----------------------------------------------------------------------------
                                                   PARENT          GUARANTOR      NONGUARANTOR
                                                   COMPANY        SUBSIDIARIES     SUBSIDIARY       ELIMINATIONS     CONSOLIDATED
                                                  ---------        ---------        ---------        ---------        ---------
                                                                              (IN THOUSANDS OF DOLLARS)
 Revenues:
   Fuel ...................................       $      --        $ 359,369        $      --        $      --        $ 359,369
   Nonfuel ................................              --          133,391               --               --          133,391
   Rent and royalties .....................              --            3,718            1,519             (983)           4,254
                                                  ---------        ---------        ---------        ---------        ---------
   Total revenues .........................              --          496,478            1,519             (983)         497,014
Cost of goods sold (excluding depreciation)              --          389,710               --               --          389,710
                                                  ---------        ---------        ---------        ---------        ---------
Gross profit (excluding depreciation) .....              --          106,768            1,519             (983)         107,304

Operating expenses ........................              --           78,623            1,016             (983)          78,656
Selling, general and
    administrative expenses ...............             196            8,608            1,057               --            9,861
Depreciation and amortization expense .....              --           15,585               --               --           15,585
(Gain) on sales of property and equipment .              --           (1,329)              --               --           (1,329)
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) from operations .............            (196)           5,281             (554)              --            4,531
Interest and other financial costs, net ...          (6,808)          (8,534)              --               --          (15,342)
Equity income (loss) ......................          (2,194)              --               --            2,194               --
                                                  ---------        ---------        ---------        ---------        ---------
Income (loss) before income taxes .........          (9,198)          (3,253)            (554)           2,194          (10,811)
Provision (benefit) for income taxes ......          (1,774)          (1,425)            (188)              --           (3,387)
                                                  ---------        ---------        ---------        ---------        ---------
Net income (loss) .........................       $  (7,424)       $  (1,828)       $    (366)       $   2,194        $  (7,424)
                                                  =========        =========        =========        =========        =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                          THREE MONTHS ENDED MARCH 31, 2002
                                                  -----------------------------------------------------------------------------
                                                   PARENT          GUARANTOR      NONGUARANTOR
                                                   COMPANY        SUBSIDIARIES     SUBSIDIARY      ELIMINATIONS     CONSOLIDATED
                                                  ---------        ---------        -------         ---------        ---------
                                                                              (IN THOUSANDS OF DOLLARS)
 Revenues:
   Fuel ...................................       $      --        $ 254,178        $      --       $      --        $ 254,178
   Nonfuel ................................              --          138,887               --              --          138,887
   Rent and royalties .....................              --            3,589            1,424          (1,023)           3,990
                                                  ---------        ---------        ---------       ---------        ---------
   Total revenues .........................              --          396,654            1,424          (1,023)         397,055
Cost of goods sold (excluding depreciation)              --          286,286               --              --          286,286
                                                  ---------        ---------        ---------       ---------        ---------
Gross profit (excluding depreciation) .....              --          110,368            1,424          (1,023)         110,769

Operating expenses ........................              --           80,696            1,039          (1,023)          80,712
Selling, general and
    administrative expenses ...............             545            8,825              385              --            9,755
Depreciation and amortization expense .....              --           14,211               --              --           14,211
Loss on sales of property and equipment ...              --                8               --              --                8
                                                  ---------        ---------        ---------       ---------        ---------
Income (loss) from operations .............            (545)           6,628               --              --            6,083
Interest and other financial costs, net ...          (8,395)          (4,511)              --              --          (12,906)
Equity income (loss) ......................           1,141               --               --          (1,141)              --
                                                  ---------        ---------        ---------       ---------        ---------
Income (loss) before income taxes .........          (7,799)           2,117               --          (1,141)          (6,823)
Provision (benefit) for income taxes ......          (3,039)             976               --              --           (2,063)
                                                  ---------        ---------        ---------       ---------        ---------
Net income (loss) .........................       $  (4,760)       $   1,141        $      --       $  (1,141)       $  (4,760)
                                                  =========        =========        =========       =========        =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                                        THREE MONTHS ENDED MARCH 31, 2001
                                               --------------------------------------------------------------------------------
                                                PARENT          GUARANTOR        NONGUARANTOR
                                               COMPANY         SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                               --------          --------          ---------         ---------         --------
                                                                              (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..............         $ (3,678)         $ 14,428          $      --         $      --         $ 10,750
                                               --------          --------          ---------         ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and
      equipment ......................               --             5,430                 --                --            5,430
   Capital expenditures ..............               --           (11,530)                --                --          (11,530)
                                               --------          --------          ---------         ---------         --------
     Net cash used in investing
        activities ...................               --            (6,100)                --                --           (6,100)
                                               --------          --------          ---------         ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Revolving loan borrowings
      (repayments), net ..............           (9,200)               --                 --                --           (9,200)
   Merger and recapitalization
      expenses paid ..................           (1,099)               --                 --                --           (1,099)
   Intercompany advances .............           13,977           (13,977)                --                --               --
                                               --------          --------          ---------         ---------         --------
      Net cash used in financing
        activities ...................            3,678           (13,977)                --                --          (10,299)
                                               --------          --------          ---------         ---------         --------
 Net increase (decrease) in cash .....               --            (5,649)                --                --           (5,649)
Cash at the beginning of the period ..               --            29,019                 --                --           29,019
                                               --------          --------          ---------         ---------         --------
Cash at the end of the period ........         $     --          $ 23,370          $      --         $      --         $ 23,370
                                               ========          ========          =========         =========         ========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                        THREE MONTHS ENDED MARCH 31, 2002
                                               --------------------------------------------------------------------------------
                                                PARENT          GUARANTOR        NONGUARANTOR
                                               COMPANY         SUBSIDIARIES       SUBSIDIARY       ELIMINATIONS      CONSOLIDATED
                                               --------          --------          --------          ---------         --------
                                                                              (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ..............         $ (2,409)         $ 22,738          $   (161)         $      --         $ 20,168
                                               --------          --------          --------          ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions .............               --            (1,891)               --                 --           (1,891)
   Proceeds from sales of property and
      equipment ......................               --               772                --                 --              772
   Capital expenditures ..............               --            (9,174)               --                 --           (9,174)
                                               --------          --------          --------          ---------         --------
     Net cash used in investing
        activities ...................               --           (10,293)               --                 --          (10,293)
                                               --------          --------          --------          ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings
      (repayments), net ..............           (4,900)               --                --                 --           (4,900)
   Long-term debt repayments .........             (820)               --                --                 --             (820)
   Merger and recapitalization
      expenses paid ..................             (150)               --                --                 --             (150)
   Intercompany advances .............            8,279            (8,440)              161                 --               --
                                               --------          --------          --------          ---------         --------
      Net cash provided by (used in)
        financing activities .........            2,409            (8,440)              161                 --           (5,870)
                                               --------          --------          --------          ---------         --------
 Net increase in cash ................               --             4,005                --                 --            4,005
Cash at the beginning of the period ..               --            19,888                --                 --           19,888
                                               --------          --------          --------          ---------         --------
Cash at the end of the period ........         $     --          $ 23,893          $     --          $      --         $ 23,893
                                               ========          ========          ========          =========         ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001. Effective January 1, 2002, we adopted two recently issued accounting standards, Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets," and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 152 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the three-month periods ended March 31, 2001 and 2002, our revenues and gross profit were composed as follows:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -------------------------
                                                           2001           2002
                                                         -------------------------
                                                         (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel................................................      68.8%          64.0%
   Non-fuel............................................      30.3%          35.0%
   Rent and royalties..................................       0.9%           1.0%
                                                            -----          -----
         Total revenues................................     100.0%         100.0%
                                                            =====          =====
Gross profit (excluding depreciation):
   Fuel................................................      22.1%          21.7%
   Non-fuel............................................      74.2%          74.7%
   Rent and royalties..................................       3.7%           3.6%
                                                            -----          -----
         Total gross profit (excluding depreciation)...     100.0%         100.0%
                                                            =====          =====

COMPOSITION OF OUR NETWORK

         Since December 31, 1998, the changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2000 through March 31, 2002:

                                                   COMPANY-                              FRANCHISEE-
                                                   OPERATED             LEASED              OWNED            TOTAL
                                                     SITES              SITES               SITES            SITES
                                                      ---                ---                 ---              ---
Number of sites at December 31, 2000(1)               122                 26                  9               157

2001 First Quarter Activity:
   Sales of sites .....................                --                 (1)                --                (1)
                                                      ---                ---                 ---              ---
Number of sites at March 31, 2001(1) ..               122                 25                  9               156

April - December 2001 Activity:
   Sales of sites .....................                (3)                --                 --                (3)
                                                      ---                ---                 ---              ---
Number of sites at December 31, 2001 ..               119                 25                  9               153

2002 Activity:
   Sales of sites .....................                (1)                --                 --                (1)
   Conversions of leased sites to
     company-operated sites ...........                 2                 (2)                --                --
                                                      ---                ---                 ---              ---
Number of sites at March 31, 2002 .....               120                 23                  9               152
                                                      ===                ===                 ===              ===

(1) Includes one company-operated site held for development until its construction was completed during 2001.

         In April 2002, we converted one additional leased site into a company-operated site upon the termination of the lease and franchise agreements covering that site.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

         Revenues. Our consolidated revenues for the quarter ended March 31, 2002 were $397.1 million, which represents a decrease from the quarter ended March 31, 2001 of $99.9 million, or 20.1%, that is attributable to a decrease in fuel revenue.

         Fuel revenue for the quarter ended March 31, 2002 decreased by $105.2 million, or 29.3%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the quarter ended March 31, 2002 decreased by 28.0% and 27.5%, respectively, as compared to the same period in 2001, reflecting the combination of decreases in commodity prices and our more competitive retail fuel pricing. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended March 31, 2002 decreased 5.0% and increased 40.9%, respectively, as compared to the same period in 2001. For the quarter ended March 31, 2002, we sold 337.7 million gallons of diesel fuel and
31.7 million gallons of gasoline, as compared to 355.4 million gallons of diesel fuel and 22.5 million gallons of gasoline for the quarter ended March 31, 2001. The diesel fuel sales volume decrease resulted from a 8.9 million gallon, or 51.0%, decline in our wholesale diesel fuel sales as a result of a planned retrenchment in this area, a 2.5% decrease in same-site diesel fuel sales volumes, and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002. The gasoline sales volume increase was primarily attributable to a 39.7% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the first quarter of 2002 as compared to the first quarter of 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the quarter ended March 31, 2002 of $138.9 million reflected an increase of $5.5 million, or 4.1%, as compared to the same period in 2001. The increase was primarily attributable to a 3.2% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2001 and 2002. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers and also from our fuel pricing strategy.

         Rent and royalty revenues for the quarter ended March 31, 2002 reflected a $0.2 million, or 4.8%, decrease as compared to the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites. This decrease was also affected by a 0.2% decrease in same-site royalty revenue and a 2.0% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended March 31, 2002 was $110.8 million, compared to $107.3 million for the same period in 2001, an increase of $3.5 million, or 3.3%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volume that were partially offset by a decrease in diesel fuel sales volume, a reduced level of fuel margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $2.0 million, or 2.5%, to $80.7 million for the quarter ended March 31, 2002 compared to $78.7 million for the same period in 2001. This increase was attributable to a $1.2 million, or 1.6%, increase on a same-site basis and a $0.8 million net increase resulting from Company-operated sites we added to our network or eliminated from our network during 2001 or 2002. The same-site increase reflected cost increases related to the increased level of non-fuel sales. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2002 were 57.5%, compared to 58.4% for the same period in 2001, reflecting reduced utility costs and the results of our cost-cutting measures at our sites, partially offset by increased rent expense at sites we lease under operating leases.

         Our selling, general and administrative expenses for the quarter ended March 31, 2002 were $9.8 million, which reflected no change from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for 2002 was $14.2 million, compared to $15.6 million for 2001. This decrease was attributable to the change we made in depreciable lives of certain assets effective April 1, 2001, a $0.4 million decrease in amortization of intangible assets and a relatively smaller amount of capital expenditures in 2001 and 2002 than in earlier years. During the quarter ended March 31, 2002 we recognized an impairment charge of $0.3 million with respect to certain of the sites we are holding for sale as a result of reductions in estimated sales proceeds.

         As a result of adopting FAS 142 effective January 1, 2002, our goodwill and trademarks intangible assets are no longer amortized. Pursuant to FAS 142, intangible assets must be periodically tested for impairment. During the first quarter of 2002, we completed our transitional impairment review of our trademarks intangible assets and determined that there was no impairment. The transitional impairment review of goodwill will be completed during the second quarter of 2002. We also adopted FAS 144 effective January 1, 2002. The adoption of FAS 144 did not have a material impact on our consolidated results of operations and financial position.

         Income from Operations. We generated income from operations of $6.1 million for the quarter ended March 31, 2002, compared to income from operations of $4.5 million for the same period in 2001. This increase of $1.6 million, or 35.6%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. EBITDA for the quarter ended March 31, 2002 was $20.3 million, as compared to EBITDA of $20.1 million for the quarter ended March 31, 2001. This increase of $0.2 million, or 1.0%, occurred despite a $1.3 million decrease in gains on sales of property and equipment in 2002 as compared to 2001. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense.

         Interest and Other Financial Costs -- Net. Interest and other financial costs, net, for the quarter ended March 31, 2002 decreased by $2.4 million, or 15.7%, compared to 2001. This decrease resulted from the decline in interest rates since the first quarter of 2001.

         Income Taxes. Our effective income tax benefit rates for the quarters March 31, 2002 and 2001 were 30.2% and 31.3%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts due to the somewhat seasonal nature of our operations, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services and increases in crude oil and/or petroleum products and increases in interest rates. It is reasonably likely that the United States economy could fall into a deeper recession, or make a slower recovery, than expected. Similarly, it is reasonably likely that interest rates and petroleum products prices will increase during 2002 from levels that existed during 2001, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.5 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowings under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement.

         We anticipate that we will be able to fund our 2002 working capital requirements and capital expenditures primarily from funds generated from operations and proceeds from the sales of travel centers we are holding for sale, and, to the extent necessary, from borrowings under our revolving credit facility. At March 31, 2002, we had outstanding borrowings and issued letters of credit of $39.0 million and $5.5 million, respectively, leaving $55.5 million of our $100 million revolving credit facility available for borrowings. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities was $20.2 million for the first quarter of 2002, compared to $10.8 million for the same period in the prior year. This $9.4 million increase in cash provided by operations was attributable to the combination of a $1.9 million increase in operating income, a $2.4 million decrease in interest expense and a $5.1 million increase in cash generated from a net working capital reduction.

         Net cash used in investing activities was $10.3 million for the first quarter of 2002, as compared to $6.1 million for the first quarter of 2001. This increase in cash used in investing activities was primarily attributable to a decrease in proceeds from sales of property and equipment and an increase in cash invested in business acquisitions. In the first quarter of 2001, we received $5.4 million of sales proceeds, primarily from the sales of two travel center sites, one in December 2000 and one in January 2001, while in the first quarter of 2002 we received $0.8 million of proceeds from asset sales. In the first quarter of 2001, we made no business acquisitions, while in the first quarter of 2002 we completed two business acquisitions of former franchisees' businesses for $1.9 million. The level of capital expenditures in the first quarter of 2002 was $2.3 million less than with that in the first quarter of 2001. We expect 2002 capital expenditures, net of proceeds from sales, to total $42 million, as compared to $46.2 million for the year ended December 31, 2001.

         Net cash used in financing activities was $5.9 million during the first quarter of 2002, as compared to $10.3 million for the first quarter of 2001. In the first quarter of 2002 we made net repayments of revolving credit facility indebtedness of $4.9 million and made a scheduled payment of term loan indebtedness of $0.8 million. In the first quarter of 2001, we made net repayments of revolving credit facility indebtedness of $9.2 million and paid $1.1 million of fees and expenses recognized in connection with our merger and recapitalization transactions in 2000.

DESCRIPTION OF INDEBTEDNESS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001.

OFF-BALANCE SHEET ARRANGEMENTS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of March 31, 2002, we had a reserve of $3.8 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this quarterly report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this offering circular to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the first quarter of 2002, we filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRAVELCENTERS OF AMERICA, INC.
                                                    (Registrant)


Date: May 15, 2002                 By:      /s/ James W. George
                                      ------------------------------------------
                                       Name:    James W. George
                                       Title:   Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)