Form 10-Q
period 2002-06-30
TRAVELCENTERS OF AMERICA INC
filed 2002-08-12
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------

                                    FORM 10-Q

        [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                        Commission file number 333-52442

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


                             INDEX                                                                  PAGE NO.
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheet as of December 31, 2001 (derived
                             from audited data) and June 30, 2002 (unaudited)                        2

                             Unaudited Consolidated Statement of Operations for the three
                             months and six months ended June 30, 2001 and 2002                      3

                             Unaudited Consolidated Statement of Cash Flows for the six
                             months ended June 30, 2001 and 2002                                     4

                             Unaudited Statement of Nonredeemable Stockholders' Equity
                             for the six months ended June 30, 2001 and 2002                         5

                             Selected Notes to Unaudited Consolidated Financial Statements           6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                              20

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk                                                            27

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings                                                      28

       Item 4.               Submission of Matters to a Vote of Security Holders                    28

       Item 6.               Exhibits and Reports on Form 8-K                                       28

SIGNATURE                                                                                           29

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                                          JUNE 30,
                                                                                         DECEMBER 31,       2002
                                                                                             2001       (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   19,888     $   25,559
    Accounts receivable (less allowance for doubtful accounts of $3,060 for 2001 and
       $2,694 for 2002)...............................................................        43,856         54,542
    Inventories.......................................................................        57,419         55,296
    Deferred income taxes.............................................................         5,044          4,839
    Other current assets..............................................................         8,121          6,916
                                                                                          ----------     ----------
         Total current assets.........................................................       134,328        147,152
 Property and equipment, net..........................................................       461,167        455,154
 Intangible assets, net...............................................................        23,561         26,267
 Deferred financing costs, net........................................................        30,202         28,722
 Deferred income taxes................................................................        19,908         21,172
 Other noncurrent assets..............................................................        10,690         11,868
                                                                                          ----------     ----------
         Total assets.................................................................    $  679,856     $  690,335
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    3,409     $    3,451
    Accounts payable..................................................................        60,429         73,685
    Other accrued liabilities.........................................................        43,541         55,052
                                                                                          ----------     ----------
         Total current liabilities....................................................       107,379        132,188
 Commitments and contingencies (Note 7)
 Long-term debt.......................................................................       548,869        537,957
 Deferred income taxes................................................................         2,851          2,843
 Other noncurrent liabilities.........................................................         7,857          6,268
                                                                                          ----------     ----------
                                                                                             666,956        679,256

 Redeemable equity....................................................................           565            604
 Nonredeemable equity:
    Common stock and other stockholders' equity.......................................       213,923        214,824
    Accumulated deficit...............................................................      (201,588)      (204,349)
                                                                                          ----------     ----------
         Total nonredeemable equity...................................................        12,335         10,475
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  679,856     $  690,335
                                                                                          ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ---------------------------    ---------------------------
                                                               2001           2002           2001           2002
                                                          -------------   -----------    ------------    -----------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
      Revenues:
         Fuel.............................................  $  363,728     $  302,401     $  723,097     $  556,579
         Nonfuel..........................................     151,490        159,354        284,881        298,241
         Rent and royalties...............................       4,356          3,997          8,610          7,987
                                                            ----------     ----------     ----------     ----------
               Total revenues.............................     519,574        465,752      1,016,588        862,807
      Cost of goods sold (excluding depreciation):
         Fuel.............................................     337,732        276,578        672,423        506,683
         Nonfuel..........................................      61,204         65,911        116,224        122,092
                                                            ----------     ----------     ----------     ----------
               Total cost of goods sold (excluding
                  depreciation)...........................     398,936        342,489        788,647        628,775
                                                            ----------     ----------     ----------     ----------

      Gross profit (excluding depreciation)...............     120,638        123,263        227,941        234,032

      Operating expenses..................................      81,991         82,393        160,647        163,105
      Selling, general and administrative expenses........       9,983          9,827         19,845         19,582
      Depreciation and amortization expense...............      14,245         15,157         29,830         29,369
      (Gain) loss on sales of property and equipment......          15            (21)        (1,314)           (14)
                                                            ----------     ----------     ----------     ----------
      Income from operations..............................      14,404         15,907         18,933         21,990
      Interest and other financial costs, net.............     (14,932)       (13,039)       (30,273)       (25,944)
                                                            ----------     ----------     ----------     ----------

      Income (loss) before income taxes...................        (528)         2,868        (11,340)        (3,954)
      Provision (benefit) for income taxes................          74            869         (3,314)        (1,193)
                                                            ----------     ----------     ----------     ----------

      Net income (loss)...................................  $     (602)    $    1,999     $   (8,026)    $   (2,761)
                                                            ==========     ==========     ==========     ==========

      Income (loss) per common share:
         Basic............................................  $   (0.09)     $    0.29      $   (1.16)     $   (0.40)
         Diluted..........................................  $   (0.09)     $    0.28      $   (1.16)     $   (0.40)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                            2001                2002
                                                                                       ---------------     -------------
                                                                                            (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)........................................................................  $    (8,026)       $    (2,761)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense..........................................       29,830             29,369
      Amortization of deferred financing costs.......................................        1,220              1,480
      Deferred income tax provision..................................................       (3,558)            (1,533)
      Provision for doubtful accounts................................................          500                500
      (Gain) on sales of property and equipment......................................       (1,314)               (14)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................        5,974            (12,276)
         Inventories.................................................................        3,201              2,394
         Other current assets........................................................        3,838              1,167
         Accounts payable and other accrued liabilities..............................      (11,783)            24,917
      Other, net.....................................................................          300             (1,731)
                                                                                       -----------        -----------

       Net cash provided by operating activities.....................................       20,182             41,512
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions............................................................            -             (3,063)
    Proceeds from sales of property and equipment....................................        5,431              2,535
    Capital expenditures.............................................................      (23,530)           (23,739)
                                                                                       -----------        -----------

       Net cash used in investing activities.........................................      (18,099)           (24,267)
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Revolving loan borrowings (repayments), net......................................       (5,400)           (10,600)
    Long-term debt repayments........................................................          (40)              (863)
    Issuance of common stock.........................................................           38                 39
    Merger and recapitalization expenses paid........................................       (2,423)              (150)
                                                                                       -----------        -----------

       Net cash used in financing activities.........................................       (7,825)           (11,574)
                                                                                       -----------        -----------

           Net increase (decrease) in cash...........................................       (5,742)             5,671

Cash at the beginning of the period..................................................       29,019             19,888
                                                                                       -----------        -----------

Cash at the end of the period........................................................  $    23,277        $    25,559
                                                                                       ===========        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

            UNAUDITED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                            2001               2002
                                                                                       ---------------     -------------
                                                                                            (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period............................................  $         3        $         3
                                                                                       ===========        ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period............................................  $   215,840        $   215,840
                                                                                       ===========        ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period....................................................  $         -        $    (1,920)
       Change in accounting principle, net of tax....................................         (343)                 -
       Change in fair value of interest rate protection agreement, net of tax........         (919)               901
                                                                                       -----------        -----------
    Balance at end of period.........................................................  $    (1,262)       $    (1,019)
                                                                                       ===========        ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period....................................................  $  (191,746)       $ (201,588)
       Net loss......................................................................       (8,026)            (2,761)
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $  (199,772)       $  (204,349)
                                                                                       ===========        ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At June 30, 2002, our geographically diverse nationwide network of full-service travel centers consisted of 151 sites located in 40 states. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

         The accompanying unaudited, consolidated financial statements as of June 30, 2002 and for the three- and six-month periods ended June 30, 2001 and 2002 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at June 30, 2002, our results of operations for the three- and six-month periods ended June 30, 2001 and 2002, and our changes in nonredeemable stockholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2002, and are not necessarily indicative of the results to be expected for the full year.

2.       RECENTLY ADOPTED ACCOUNTING STANDARDS

         FAS 142. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives continue to be amortized over their useful lives. Our trademark intangible assets have been deemed to have indefinite lives. During the first quarter of 2002 we completed the transitional impairment test for our trademarks and determined that the estimated fair values of these intangible assets exceeded their respective carrying amounts. Accordingly, we did not recognize an impairment loss with respect to our trademark intangible assets. For purposes of testing goodwill for impairment under the transitional accounting provisions of FAS 142, goodwill must first be allocated to reporting units. FAS 142 requires us to compare the fair value of the reporting unit to its carrying value to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recognized to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. For purposes of applying the provisions of FAS 142, we have determined that we are one reporting unit. The fair value of the reporting unit exceeded the carrying value of the reporting unit at January 1, 2002. Accordingly, we did not recognize an impairment loss with respect to our goodwill.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




         The following table provides a reconciliation of the prior-year periods' reported net loss to adjusted net loss had FAS 142 been applied as of the beginning of 2001:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ------------------------------------------------------------
                                                                2001           2002           2001           2002
                                                          -------------    -----------    -----------    -------------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
        Reported net income (loss)........................  $     (602)    $    1,999     $   (8,026)    $   (2,761)
        Add back amortization (net of tax):
          Goodwill........................................         316              -            632              -
          Trademarks......................................          32              -             63              -
                                                            ----------     ----------     ----------     ----------
        Adjusted net income (loss)........................  $     (254)    $    1,999     $   (7,331)    $   (2,761)
                                                            ==========     ==========     ==========     ==========

        Earnings per share - basic:
          Reported net income (loss)......................  $   (0.09)     $    0.29      $   (1.16)     $   (0.40)
          Goodwill amortization...........................       0.04              -           0.09              -
          Trademarks amortization.........................       0.01              -           0.01              -
                                                            ---------      ---------      ---------      ---------
        Adjusted net income (loss)........................  $   (0.04)     $    0.29      $   (1.06)     $   (0.40)
                                                            =========      =========      =========      =========

        Earnings per share - diluted:
          Reported net income (loss)......................  $   (0.09)     $    0.28      $   (1.16)     $   (0.40)
          Goodwill amortization...........................       0.04              -           0.09              -
          Trademarks amortization.........................       0.01              -           0.01              -
                                                            ---------      ---------      ---------      ---------
        Adjusted net income (loss)........................  $   (0.04)     $    0.28      $   (1.06)     $   (0.40)
                                                            =========      =========      =========      =========

         FAS 144. Effective January 1, 2002, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amended previous accounting and disclosure requirements for impairments and disposals of long-lived assets, including with respect to discontinued operations. The provisions of FAS 144 are generally to be applied prospectively. The adoption of FAS 144 had no effect on our consolidated results of operations and financial position.

3.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          -----------------------------------------------------------
                                                               2001           2002           2001           2002
                                                          -------------    -----------    -----------    ------------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
      Basic earnings per share:
        Net income (loss).................................. $    (602)     $   1,999      $  (8,026)     $  (2,761)
        Weighted average shares outstanding................     6,931          6,935          6,931          6,933
                                                            ---------      ---------      ---------      ---------

        Basic income (loss) per share...................... $   (0.09)     $    0.29      $  (1.16)      $  (0.40)
                                                            =========      =========      ========       =========

      Diluted earnings per share:
        Net income (loss).................................. $    (602)     $   1,999      $  (8,026)     $  (2,761)
        Weighted average shares outstanding................     6,931          6,935          6,931          6,933
        Add:  exercisable warrants.........................         -            208              -              -
                                                            ---------      ---------      ---------      ---------
        Total shares for denominator.......................     6,931          7,143          6,931          6,933
                                                            ---------      ---------      ---------      ---------
      Diluted income (loss) per share...................... $   (0.09)     $    0.28      $   (1.16)     $   (0.40)
                                                            =========      =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The assumed conversion of warrants would have had an antidilutive effect on the loss per share for the three-month period ended June 30, 2001 and the six-month periods ended June 30, 2001 and 2002. The assumed conversion of vested stock options would have had an antidilutive effect on earnings per share for the three-and six-month periods ended June 30, 2001 and 2002.


4.       COMPREHENSIVE INCOME

         Comprehensive income (loss) consisted of the following:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ------------------------------------------------------------
                                                                2001           2002           2001           2002
                                                          --------------   ------------   ------------   -------------
                                                                (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
  Net income (loss).......................................  $     (602)    $    1,999     $   (8,026)    $   (2,761)
  Change in accounting principle, net of tax of $176......           -              -           (343)             -
  Gain (loss) on fair value of interest rate protection
    agreement, net of tax.................................           4            283           (919)           901
                                                            ----------     ----------     ----------     ----------
    Total comprehensive income (loss).....................  $     (598)    $    2,282     $   (9,288)    $   (1,860)
                                                            ==========     ==========     ==========     ==========


5.       INVENTORIES

         Inventories consisted of the following:


                                                                                              DECEMBER 31,      JUNE 30,
                                                                                                  2001            2002
                                                                                             -------------    ------------
                                                                                               (IN THOUSANDS OF DOLLARS)
           Nonfuel merchandise............................................................... $     51,808    $     49,853
           Petroleum products................................................................        5,611           5,443
                                                                                              ------------    ------------
               Total inventories............................................................. $     57,419    $     55,296
                                                                                              ============    ============


6.       INTANGIBLE ASSETS

         Intangible assets consisted of the following:


                                                                             DECEMBER 31,      JUNE 30,
                                                                                 2001            2002
                                                                            -------------    ------------
                                                                               (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Noncompetition agreements............................................ $     26,200    $     26,200
       Leasehold interest...................................................        1,724           1,724
       Other................................................................          849             849
                                                                             ------------    ------------
           Total amortizable intangible assets..............................       28,773          28,773
Less - accumulated amortization.............................................       25,953          26,901
                                                                             ------------    ------------
           Net carrying value of amortizable intangible assets..............        2,820           1,872
Net carrying value of goodwill..............................................       19,343          22,997
Net carrying value of trademarks............................................        1,398           1,398
                                                                             ------------    ------------
           Intangible assets, net........................................... $     23,561    $     26,267
                                                                             ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 were as follows (in thousands of dollars):

  Balance as of January 1, 2002...............................   $    19,343
  Goodwill acquired during the period.........................         3,654
                                                                 -----------
  Balance as of June 30, 2002.................................   $    22,997
                                                                 ===========

         During the six months ended June 30, 2002, we recognized $3,654,000 of goodwill as a result of the business acquisitions we completed by converting three leased sites to company-operated sites.

         Total intangible asset amortization expense for our amortizable intangible assets for the six-month periods ended June 30, 2001 and 2002 were $948,000 and $948,000, respectively. The estimated aggregate intangible assets amortization expense for the year ending December 31, 2002 and each of the three succeeding fiscal years are $1,896,000 for 2002; $678,000 for 2003; $176,000 for
2004 and $70,000 for 2005. Our amortizable intangible assets will be fully amortized by December 31, 2005.

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

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of June 30, 2002, we had a reserve for these matters of $3,763,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8.       SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -------------------------------
                                                                                     2001            2002
                                                                                --------------- ---------------
                                                                                   (IN THOUSANDS OF DOLLARS)
  Revolving loan borrowings........................................             $   355,300     $   242,500
  Revolving loan repayments........................................                (360,700)       (253,100)
                                                                                -----------     -----------
    Revolving loan borrowings (repayments), net....................             $    (5,400)    $   (10,600)
                                                                                ===========     ===========

  Cash paid during the period for:
    Interest.......................................................             $    31,998     $    23,487
    Income taxes (net of refunds)..................................             $       243     $       275


         During the six-month period ended June 30, 2002, we acquired $1,494,000 of inventory, property and equipment and goodwill in settlement of accounts and notes receivable as part of the conversions of leased sites to company-operated sites and received $250,000 of notes as partial consideration for inventories sold in connection with the sales of two company-operated sites.

9.       OTHER INFORMATION


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          -----------------------------    -------------------------
                                                               2001           2002            2001           2002
                                                          -------------    ------------    -----------   -----------
                                                                           (IN THOUSANDS OF DOLLARS)
Interest and other financial costs consists of the following:
   Cash interest expense..................................  $  (14,010)    $  (12,031)    $  (28,577)    $  (23,942)
   Cash interest income...................................          27             47             78             71
   Amortization of discount on debt.......................        (276)          (303)          (554)          (593)
   Amortization of deferred financing costs...............        (673)          (752)        (1,220)        (1,480)
                                                            ----------     ----------     ----------     ----------
   Interest and other financial costs, net................  $  (14,932)    $  (13,039)    $  (30,273)    $  (25,944)
                                                            ==========     ==========     ==========     ==========


10.      RELATED PARTY TRANSACTIONS

         During the six-month periods ended June 30, 2001 and 2002, we made purchases of diesel fuel in the amount of $107,997,000 and $82,851,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amount of $7,793,000 and $1,581,000, respectively, to this affiliate. We also lease a travel center from this affiliate. Rent expense related to this site for the six-month periods ended June 30, 2001 and 2002 was $204,000 and $204,000, respectively. At December 31, 2001 and June 30, 2002, our receivables from this affiliate were $789,000 and $165,000, respectively, while our payables to this affiliate were $944,000 and $419,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 16 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,310,000 and $1,384,000 at December 31, 2001 and June 30, 2002, respectively.

11.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2001 and June 30, 2002, our condensed consolidating statement of operations schedules for the three- and six-month periods ended June 30, 2001 and 2002 and our condensed consolidating statement of cash flows schedules for the six-month periods ended June 30, 2001 and 2002. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

         The Guarantor Subsidiaries (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, Inc. and TravelCenters Properties, L.P.) are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed our indebtedness.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                                   DECEMBER 31, 2001
                                                     -----------------------------------------------------------------------------
                                                         PARENT        GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                     -------------   -------------   ------------    ------------    -------------
                                                                               (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash.......................................       $         -     $    19,888    $         -     $         -     $    19,888
    Accounts receivable, net...................                 -          43,820          1,160          (1,124)         43,856
    Inventories................................                 -          57,419              -               -          57,419
    Deferred income taxes......................                 -           4,997             47               -           5,044
    Other current assets.......................               622           7,499              -               -           8,121
                                                      -----------     -----------    -----------     -----------     -----------

         Total current assets..................               622         133,623          1,207          (1,124)        134,328
 Property and equipment, net...................                 -         461,167              -               -         461,167
 Intangible assets, net........................                 -          23,561              -               -          23,561
 Deferred financing costs, net.................            30,202               -              -               -          30,202
 Deferred income taxes.........................            28,571          (8,663)             -               -          19,908
 Other noncurrent assets.......................             1,249           9,441              -               -          10,690
 Investment in subsidiaries....................           226,137               -              -        (226,137)              -
                                                      -----------     -----------    -----------     -----------     -----------

         Total assets..........................       $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                      ===========     ===========    ===========     ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt.......       $     3,280     $       129    $         -     $         -     $     3,409
    Accounts payable...........................                 -          60,269            160               -          60,429
    Other accrued liabilities..................             2,605          40,818          1,242          (1,124)         43,541
                                                      -----------     -----------    -----------     -----------     -----------

         Total current liabilities.............             5,885         101,216          1,402          (1,124)        107,379
 Long-term debt................................           546,110           2,759              -               -         548,869
 Deferred income taxes.........................                 -           2,851              -               -           2,851
 Intercompany payable (receivable).............          (282,279)        287,346         (5,067)              -               -
 Other noncurrent liabilities..................             2,911           4,946              -               -           7,857
                                                      -----------     -----------   ------------     -----------     -----------

         Total liabilities.....................           272,627         399,118         (3,665)         (1,124)        666,956

 Redeemable equity.............................               565               -              -               -             565

 Nonredeemable stockholders' equity:
    Common stock and other nonredeemable
       stockholders' equity....................           215,177         192,335              -        (193,589)        213,923
    Retained earnings (accumulated
      deficit).................................          (201,588)         27,676          4,872         (32,548)       (201,588)
                                                      -----------     -----------    -----------     -----------     -----------

         Total nonredeemable stockholders'
            equity.............................            13,589         220,011          4,872        (226,137)         12,335
                                                      -----------     -----------    -----------     -----------     -----------
         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity.............................       $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                      ===========     ===========    ===========     ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                              JUNE 30, 2002
                                               ----------------------------------------------------------------------------
                                                  PARENT       GUARANTOR      NONGUARANTOR
                                                 COMPANY     SUBSIDIARIES      SUBSIDIARY     ELIMINATIONS  CONSOLIDATED
                                               ------------  -------------    ------------    ------------  ---------------
                                                                           (IN THOUSANDS OF DOLLARS)
   ASSETS
   Current assets:
      Cash....................................   $        -     $   25,559     $        -     $        -     $   25,559
      Accounts receivable, net................            -         54,840            826         (1,124)        54,542
      Inventories.............................            -         55,296              -              -         55,296
      Deferred income taxes...................            -          4,792             47              -          4,839
      Other current assets....................          552          6,364              -              -          6,916
                                                 ----------     ----------     ----------     ----------     ----------

           Total current assets...............          552        146,851            873         (1,124)       147,152
   Property and equipment, net................            -        455,154              -              -        455,154
   Intangible assets, net.....................            -         26,267              -              -         26,267
   Deferred financing costs, net..............       28,722              -              -              -         28,722
   Deferred income taxes......................       29,421         (8,249)             -              -         21,172
   Other noncurrent assets....................        1,032         10,836              -              -         11,868
   Investment in subsidiaries.................      235,020              -              -       (235,020)             -
                                                 ----------     ----------     ----------     ----------     ----------

           Total assets.......................   $  294,747     $  630,859     $      873     $ (236,144)    $  690,335
                                                 ==========     ==========     ==========     ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt..     $    3,280     $      171     $        -     $        -     $    3,451
      Accounts payable......................              -         73,480            205              -         73,685
      Other accrued liabilities.............         (1,392)        56,631            937         (1,124)        55,052
                                                 ----------     ----------     ----------     ----------     ----------

           Total current liabilities........          1,888        130,282          1,142         (1,124)       132,188
   Long-term debt (net of
      unamortized discount).................        535,227          2,730              -              -        537,957
   Deferred income taxes....................              -          2,843              -              -          2,843
   Intercompany payable (receivable)........       (256,246)       261,386         (5,140)             -              -
   Other noncurrent liabilities.............          1,544          4,724              -              -          6,268
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities................        282,413        401,965         (3,998)        (1,124)       679,256

   Redeemable equity........................            604              -              -              -            604

   Nonredeemable stockholders' equity:
       Common stock and other
       stockholders' equity.................        216,079        192,336              -       (193,591)       214,824
       Retained earnings (deficit)..........       (204,349)        36,558          4,871        (41,429)      (204,349)
                                                 ----------     ----------     ----------     ----------     ----------

           Total nonredeemable stockholders'
              equity........................         11,730        228,894          4,871       (235,020)        10,475
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities, redeemable
              equity and nonredeemable
              stockholders' equity..........     $  294,747     $  630,859     $      873     $ (236,144)    $  690,335
                                                 ==========     ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:


                                                               THREE MONTHS ENDED JUNE 30, 2001
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           -------------   ------------  ------------    ------------   ------------
                                                                    (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................    $        -     $  363,728    $        -    $        -     $  363,728
   Nonfuel................................             -        151,490             -             -        151,490
   Rent and royalties.....................             -          3,768         1,642        (1,054)         4,356
                                              ----------     ----------    ----------    ----------     ----------

   Total revenues.........................             -        518,986         1,642        (1,054)       519,574
Cost of goods sold (excluding
  depreciation) ..........................             -        398,936             -             -        398,936
                                              ----------     ----------    ----------    ----------     ----------

Gross profit (excluding depreciation).....             -        120,050         1,642        (1,054)       120,638

Operating expenses........................             -         81,976         1,069        (1,054)        81,991
Selling, general and
    administrative expenses...............            58          9,536           389             -          9,983
Depreciation and amortization expense.....             -         14,245             -             -         14,245
Loss on sales of property and equipment                -             15             -             -             15
                                              ----------     ----------    ----------    ----------     ----------

Income (loss) from operations.............           (58)        14,278           184             -         14,404
Interest and other financial costs, net...        (6,175)        (8,757)            -             -        (14,932)
Equity income (loss)......................         3,327              -             -        (3,327)             -
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) before income taxes.........        (2,906)         5,521           184        (3,327)          (528)
Provision (benefit) for income taxes......        (2,304)         2,315            63             -             74
                                              ----------     ----------    ----------    ----------     ----------

Net income (loss).........................    $     (602)    $    3,206    $      121    $   (3,327)    $     (602)
                                              ==========     ==========    ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                  THREE MONTHS ENDED JUNE 30, 2002
                                             ------------------------------------------------------------------------
                                                PARENT        GUARANTOR    NONGUARANTOR
                                                COMPANY       SUBSIDIARY    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             -------------   ------------  ------------   ------------  -------------
                                                                     (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................    $        -     $  302,401    $        -    $        -     $  302,401
    Nonfuel................................             -        159,354             -             -        159,354
    Rent and royalties.....................             -          3,610         1,534        (1,147)         3,997
                                               ----------     ----------    ----------    ----------     ----------

    Total revenues.........................             -        465,365         1,534        (1,147)       465,752
 Cost of goods sold (excluding
   depreciation) ..........................             -       342,489              -             -        342,489
                                               ----------     ----------    ----------    ----------     ----------

 Gross profit (excluding depreciation).....             -        122,876         1,534        (1,147)       123,263

 Operating expenses........................             -         82,380         1,160        (1,147)        82,393
 Selling, general and
     administrative expenses...............           192          9,260           375             -          9,827
 Depreciation and amortization expense.....             -         15,157             -             -         15,157
 (Gain) on sales of property and equipment.             -            (21)            -             -            (21)
                                               ----------     ----------    ----------    ----------     ----------

 Income (loss) from operations.............          (192)        16,100            (1)            -         15,907
 Interest and other financial costs, net...        (8,507)        (4,532)            -             -        (13,039)
 Equity income (loss)......................         7,740              -             -        (7,740)             -
                                               ----------     ----------    ----------    ----------     ----------
 Income (loss) before income taxes.........          (959)        11,568            (1)       (7,740)         2,868
 Provision (benefit) for income taxes......        (2,958)         3,827             -             -            869
                                               ----------     ----------    ----------    ----------     ----------

 Net income (loss).........................    $    1,999     $    7,741    $       (1)   $   (7,740)    $    1,999
                                               ==========     ==========    ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                        SIX MONTHS ENDED JUNE 30, 2001
                                                 -------------------------------------------------------------------------
                                                    PARENT       GUARANTOR    NONGUARANTOR
                                                    COMPANY    SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                 ------------- -------------- -------------- -------------- --------------
                                                                        (IN THOUSANDS OF DOLLARS)
      Revenues:
         Fuel...................................   $        -     $  723,097    $        -     $        -    $  723,097
         Nonfuel................................            -        284,881             -              -       284,881
         Rent and royalties.....................            -          7,486         3,161         (2,037)        8,610
                                                   ----------     ----------    ----------     ----------    ----------

         Total revenues.........................            -      1,015,464         3,161         (2,037)    1,016,588
      Cost of goods sold (excluding depreciation)           -        788,647             -              -       788,647
                                                   ----------     ----------    ----------     ----------    ----------

      Gross profit (excluding depreciation).....            -        226,817         3,161         (2,037)      227,941

      Operating expenses........................            -        160,599         2,085         (2,037)      160,647
      Selling, general and
          administrative expenses...............          254         18,145         1,446              -        19,845
      Depreciation and amortization expense.....            -         29,830             -              -        29,830
      (Gain) on sales of property and equipment             -         (1,314)            -              -        (1,314)
                                                   ----------     ----------    ----------     ----------    ----------

      Income (loss) from operations.............         (254)        19,557          (370)             -        18,933
      Interest and other financial costs, net...      (12,983)       (17,290)            -              -       (30,273)
      Equity income (loss)......................        1,133              -             -         (1,133)            -
                                                   ----------     ----------    ----------     ----------    ----------
      Income (loss) before income taxes.........      (12,104)         2,267          (370)        (1,133)      (11,340)
      Provision (benefit) for income taxes......       (4,078)           890          (126)             -        (3,314)
                                                   ----------     ----------    ----------     ----------    ----------

      Net income (loss).........................   $   (8,026)    $    1,377    $     (244)    $   (1,133)   $   (8,026)
                                                   ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY       SUBSIDIARY    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                            ------------    ------------  ------------   ------------  --------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................    $       -     $ 556,579      $       -     $       -      $ 556,579
    Nonfuel................................            -       298,241              -             -        298,241
    Rent and royalties.....................            -         7,199          2,959        (2,171)         7,987
                                               ---------     ---------      ---------     ---------      ---------

    Total revenues.........................            -       862,019          2,959        (2,171)       862,807
 Cost of goods sold (excluding
   depreciation)...........................            -       628,775              -             -        628,775
                                               ---------     ---------      ---------     ---------      ---------

 Gross profit (excluding depreciation).....            -       233,244          2,959        (2,171)       234,032

 Operating expenses........................            -       163,077          2,199        (2,171)       163,105
 Selling, general and
     administrative expenses...............          737        18,084            761             -         19,582
 Depreciation and amortization expense.....            -        29,369              -             -         29,369
 (Gain) on sales of property and
   equipment...............................            -           (14)             -             -            (14)
                                               ---------     ---------      ---------     ---------      ---------

 Income (loss) from operations.............         (737)       22,728             (1)            -         21,990
 Interest and other financial costs, net...      (16,902)       (9,042)             -             -        (25,944)
 Equity income (loss)......................        8,881             -              -        (8,881)             -
                                               ---------     ---------      ---------     ---------      ---------
 Income (loss) before income taxes.........       (8,758)       13,686             (1)       (8,881)        (3,954)
 Provision (benefit) for income taxes......       (5,997)        4,804              -             -         (1,193)
                                               ----------    ---------      ---------     ---------      ---------

 Net income (loss).........................    $  (2,761)    $   8,882      $      (1)    $  (8,881)     $  (2,761)
                                               =========     =========      =========     =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:


                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                           ---------------------------------------------------------------------------
                                              PARENT         GUARANTOR     NONGUARANTOR
                                             COMPANY        SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                           -------------   -------------  -------------   ------------   --------------
                                                                    (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES................     $  (14,098)    $   34,280    $        -     $        -    $   20,182
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
       equipment........................              -          5,431             -              -         5,431
    Capital expenditures................              -        (23,530)            -              -       (23,530)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities.....................              -        (18,099)            -              -       (18,099)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net................         (5,400)             -             -              -        (5,400)
    Long-term debt repayments...........              -            (40)            -              -           (40)
    Issuance of common stock............             38              -             -              -            38
    Merger and recapitalization
       expenses paid....................         (2,423)             -             -              -        (2,423)
    Intercompany advances...............         21,883        (21,883)            -              -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash used in financing
         activities.....................         14,098        (21,923)            -              -        (7,825)
                                             ----------     ----------    ----------     ----------    ----------
       Net decrease in cash.............              -         (5,742)            -              -        (5,742)
 Cash at the beginning of the period....              -         29,019             -              -        29,019
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period..........     $        -     $   23,277    $        -     $        -    $   23,277
                                             ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                           --------------------------------------------------------------------------
                                              PARENT       GUARANTOR     NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                           -------------  ------------   ------------    ------------   -------------
                                                                    (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $  (14,652)    $   56,091    $       73     $        -    $   41,512
                                             -----------    ----------    ----------     ----------    ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (3,063)            -              -        (3,063)
    Proceeds from sales of property and
       equipment...........................           -          2,535             -              -         2,535
    Capital expenditures...................           -        (23,739)            -              -       (23,739)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (24,267)            -              -       (24,267)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net...................     (10,600)             -             -              -       (10,600)
    Long-term debt repayments...........           (820)           (43)            -              -          (863)
    Issuance of common stock............             39              -             -              -            39
    Merger and recapitalization
       expenses paid....................           (150)             -             -              -          (150)
    Intercompany advances...............         26,183        (26,110)          (73)             -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash used in financing
         activities........................      14,652        (26,153)          (73)             -       (11,574)
                                             ----------     ----------    ----------     ----------    ----------
       Net decrease in cash................           -          5,671             -              -         5,671
 Cash at the beginning of the period.......           -         19,888             -              -        19,888
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   25,559    $        -     $        -    $   25,559
                                             ==========     ==========    ==========     ==========    ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2001. Our results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

CRITICAL ACCOUNTING POLICIES

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2001 except that effective January 1, 2002, we adopted two recently issued accounting standards, Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets," and FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." With respect to our adoption of FAS 142 for goodwill, we have determined that we are one reporting unit and that the estimated fair value of that reporting unit, based on a discounted cash flow analysis, exceeded its carrying value as of January 1, 2002. With respect to our trademark intangible assets, the estimated fair values, based on a discounted cash flow analysis, exceeded the carrying value as of January 1, 2002. Accordingly, we have not recognized an impairment charge with respect to any of our intangible assets. A number of assumptions and methods are used in preparing the valuations underlying these impairment tests, including estimates of future cash flows and discount rates. Applying other assumptions or valuation methods could result in different results of these impairment tests. Similarly, defining the reporting unit differently could lead to a different result for goodwill.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 151 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the six-month periods ended June 30, 2001 and 2002, our revenues and gross profit were composed as follows:


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -----------------------------
                                                                                    2001           2002
                                                                                -------------- --------------
                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel..................................................................             71.1%          64.5%
   Non-fuel..............................................................             28.0%          34.6%
   Rent and royalties....................................................              0.9%           0.9%
                                                                                  ---------      ---------
         Total revenues..................................................            100.0%         100.0%
                                                                                  =========      =========
Gross profit (excluding depreciation):
   Fuel..................................................................             22.2%          21.3%
   Non-fuel..............................................................             74.0%          75.3%
   Rent and royalties....................................................              3.8%           3.4%
                                                                                  ---------      ---------
         Total gross profit (excluding depreciation).....................            100.0%         100.0%
                                                                                  =========      =========


COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2000 through June 30, 2002:


                                                           COMPANY-                     FRANCHISEE-
                                                           OPERATED        LEASED          OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                         ------------    ----------     -----------    ---------
Number of sites at December 31, 2000(1).................       122            26              9            157

January - June 2001 Activity:
   Sales of sites.......................................         -            (1)             -             (1)
                                                             ------         ------         ------        -----
Number of sites at June 30, 2001(1).....................       122            25              9            156

July - December 2001 Activity:
   Sales of sites.......................................        (3)            -              -             (3)
                                                             ------         ------         ------        -----
Number of sites at December 31, 2001....................       119            25              9            153

2002 Activity:
   Sales of sites.......................................        (2)            -              -             (2)
   Conversions of leased sites to
     company-operated sites.............................         3            (3)             -              -
                                                             ------         ------         ------        -----
Number of sites at June 30, 2002........................       120            22              9            151
                                                             ======         ======         ======        =====


(1) Includes one company-operated site held for development until its construction was completed during 2001.

         In July 2002, the lease and franchise agreements covering another leased site were mutually terminated and, as a result, this site was converted into a company-operated site.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 2002 COMPARED TO QUARTER ENDED JUNE 30, 2001

         Revenues. Our consolidated revenues for the quarter ended June 30, 2002 were $465.8 million, which represents a decrease from the quarter ended June 30, 2001 of $53.8 million, or 10.4%, that is primarily attributable to a decrease in fuel revenue.

         Fuel revenue for the quarter ended June 30, 2002 decreased by $61.3 million, or 16.9%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the quarter ended June 30, 2002 decreased by 17.3% and 20.6%, respectively, as compared to the same period in 2001, primarily reflecting decreases in commodity prices and also reflecting our more competitive retail fuel pricing, particularly for gasoline. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended June 30, 2002 decreased 3.3% and increased 39.9%, respectively, as compared to the same period in 2001. For the quarter ended June 30, 2002, we sold 332.4 million gallons of diesel fuel and 43.8 million gallons of gasoline, as compared to
343.8 million gallons of diesel fuel and 31.3 million gallons of gasoline for the quarter ended June 30, 2001. The diesel fuel sales volume decrease resulted from a 5.1 million gallon, or 29.3%, decline in our wholesale diesel fuel sales as a result of a planned retrenchment in this area, a 1.4% decrease in same-site diesel fuel sales volumes, and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002. The gasoline sales volume increase was primarily attributable to a 34.4% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the second quarter of 2002 as compared to the second quarter of 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the quarter ended June 30, 2002 of $159.4 million reflected an increase of $7.9 million, or 5.2%, from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 4.0% for the quarter ended June 30, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to sales at the company-operated sites added to our network since June 2001.

         Rent and royalty revenues for the quarter ended June 30, 2002 reflected a $0.4 million, or 9.1%, decrease from the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 2.8% increase in same-site royalty revenue and a 2.6% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended June 30, 2002 was $123.3 million, compared to $120.6 million for the same period in 2001, an increase of $2.7 million, or 2.2%. The increase in our gross profit was primarily due to increases in diesel fuel margin per gallon, gasoline sales volume and non-fuel sales volume that were partially offset by a decrease in diesel fuel sales volume, a reduced level of gasoline margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $0.4 million, or 0.5%, to $82.4 million for the quarter ended June 30, 2002 compared to $82.0 million for the same period in 2001. This increase was attributable to a $1.6 million net increase resulting from company-operated sites we added to our network or eliminated from our network since the first quarter of 2001, partially offset by a 0.6% decline in operating expenses on a same-site basis, despite an increase in non-fuel sales volume. On a same-site basis, operating expenses as a percent age of non-fuel revenues for the second quarter of 2002 were 51.0%, compared to 53.4% for the same period in 2001. The same-site results reflected reduced utility costs and the results of our cost-cutting measures at our sites, partially offset by increased rent expense at sites we lease under operating leases.

         Our selling, general and administrative expenses for the quarter ended June 30, 2002 were $9.8 million, which reflected a decrease of $0.2 million, or 2.0%, from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended June 30, 2002 was $15.2 million, compared to $14.2 million for the same period in 2001. This increase was attributable to a higher level of newly capitalized assets in the second quarter of 2002 as compared to the second quarter of 2001, partially offset by reduced depreciation as a result of changes we made in depreciable lives for certain assets that were effective April 1, 2001, and reduced amortization expense due to the adoption of FAS 142. During the quarter ended June 30, 2002 we recognized an impairment charge of $0.8 million with respect to certain of the sites we are holding for sale as a result of reductions in estimated sales proceeds.

         As a result of adopting FAS 142 effective January 1, 2002, our goodwill and trademark intangible assets are no longer amortized. Pursuant to FAS 142, intangible assets must be periodically tested for impairment. During the first quarter of 2002, we completed our transitional impairment review of our trademark intangible assets and determined that there was no impairment. During the second quarter of 2002 we completed the transitional impairment review of goodwill and determined that there was no impairment. We also adopted FAS 144 effective January 1, 2002. The adoption of FAS 144 did not have a material impact on our consolidated results of operations.

         Income from Operations. We generated income from operations of $15.9 million for the quarter ended June 30, 2002, compared to income from operations of $14.4 million for the same period in 2001. This increase of $1.5 million, or 10.4%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. EBITDA for the quarter ended June 30, 2002 was $31.0 million, as compared to EBITDA of $28.7 million for the quarter ended June 30, 2001. This increase of $2.3 million, or 8.0% resulted from the increase in gross profit that was partially offset by the net increase in operating and administrative expenses. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. We have included certain information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. While EBITDA is frequently used as a measure of operations and ability to meet debt service requirements, it is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended June 30, 2002 decreased by $1.9 million, or 12.8%, compared to 2001. This decrease resulted from the decline in interest rates since the second quarter of 2001 as well as from our decreased indebtedness.

         Income Taxes. Our effective income tax rate for the quarter ended June 30, 2002 and was 30.2%. This rate differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. For the quarter ended June 30, 2001, we recognized a $0.1 million income tax provision despite a $0.5 million pre-tax loss as a result of state income taxes and nondeductible expenses.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTH ENDED JUNE 30, 2001

         Revenues. Our consolidated revenues for the six months ended June 30, 2002 were $862.8 million, which represents a decrease from the six months ended June 30, 2001 of $153.8 million, or 15.1%, that is primarily attributable to a decrease in fuel revenue.

         Fuel revenue for the six months ended June 30, 2002 decreased by $166.5 million, or 23.0%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the six months ended June 30, 2002 decreased by 22.7% and 23.4%, respectively, as compared to the same period in 2001, primarily reflecting decreases in commodity prices and also reflecting our more competitive retail fuel pricing, particularly for gasoline. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the six months ended June 30, 2002 decreased 4.1% and increased 40.6%, respectively, as compared to the same period in 2001. For the six months ended June 30, 2002, we sold 670.2 million gallons of diesel fuel and 75.5 million gallons of gasoline, as compared to 699.2 million gallons of diesel fuel and 53.7 million gallons of gasoline for the six months ended June 30, 2001. The diesel fuel sales volume decrease resulted from a 14.1 million gallon, or 38.6%, decline in our wholesale diesel fuel sales as a result of a planned retrenchment in this area, a 2.0% decrease in same-site diesel fuel sales volumes, and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002. The gasoline sales volume increase was primarily attributable to a 37.2% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in 2002 as compared to 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the six months ended June 30, 2002 of $298.2 million reflected an increase of $13.3 million, or 4.7%, from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 3.6% for the six months ended June 30, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to sales at the company-operated sites added to our network since June 2001.

         Rent and royalty revenues for the six months ended June 30, 2002 reflected a $0.6 million, or 7.0%, decrease from the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 1.2% increase in same-site royalty revenue and a 2.3% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the six months ended June 30, 2002 was $234.0 million, compared to $227.9 million for the same period in 2001, an increase of $6.1 million, or 2.7%. The increase in our gross profit was primarily due to increases in diesel fuel margin per gallon, in gasoline sales volume and non-fuel sales volume that were partially offset by a decrease in diesel fuel sales volume, a reduced level of gasoline margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $2.5 million, or 1.6%, to $163.1 million for the six months ended June 30, 2002 compared to $160.6 million for the same period in 2001. This increase was attributable to a $0.7 million, or 0.5%, increase in operating expenses on a same-site basis and a $1.6 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2001 or 2002. The same-site increase reflected cost increases in operating expenses related to the increased level of non-fuel sales. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the six months ended June 30, 2002 were 54.0%, compared to 55.7% for the same period in 2001, reflecting reduced utility costs and the results of our cost-cutting measures at our sites, partially offset by increased rent expense at sites we lease under operating leases.

         Our selling, general and administrative expenses for the six months ended June 30, 2002 were $19.6 million, which reflected a decrease of $0.2 million, or 1.0% from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2002 was $29.4 million, compared to $29.8 million for the same period 2001. This decrease was attributable to the change we made in depreciable lives of certain assets effective April 1, 2001, a $0.8 million decrease in amortization of intangible assets and a relatively smaller amount of capital expenditures in 2001 and 2002 than in earlier years. During the six months ended June 30, 2002 we recognized an impairment charge of $1.1 million with respect to certain of the sites we are holding for sale as a result of reductions in estimated sales proceeds.

         As a result of adopting FAS 142 effective January 1, 2002, our goodwill and trademark intangible assets are no longer amortized. Pursuant to FAS 142, intangible assets must be periodically tested for impairment. During the first quarter of 2002, we completed our transitional impairment review of our trademark intangible assets and determined that there was no impairment. During the second quarter of 2002 we completed the transitional impairment review of goodwill and determined that there was no impairment. We also adopted FAS 144 effective January 1, 2002. The adoption of FAS 144 did not have a material impact on our consolidated results of operations.

         Income from Operations. We generated income from operations of $22.0 million for the six months ended June 30, 2002, compared to income from operations of $18.9 million for the same period in 2001. This increase of $3.1 million, or 16.4%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. EBITDA for the six months ended June 30, 2002 was $51.3 million, as compared to EBITDA of $48.8 million for the six months ended June 30, 2001. This increase of $2.5 million, or 5.1%, occurred despite a $1.3 million decrease in gains on sales of property and equipment in 2002 as compared to 2001. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the six months ended June 30, 2002 decreased by $4.4 million, or 14.5%, compared to 2001. This decrease resulted from the decline in interest rates since the first quarter of 2001 as well as from the decrease in our indebtedness.

         Income Taxes. Our effective income tax benefit rates for the six-month periods ended June 30, 2002 and 2001 were 30.1% and 29.2%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts due to the somewhat seasonal nature of our operations, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services and increases in crude oil and/or petroleum products prices and increases in interest rates. It is reasonably likely that the United States economy could fall into a deeper recession, or make a slower recovery, than expected. Similarly, it is reasonably likely that interest rates and petroleum products prices will increase during 2002 from levels that existed during 2001, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.5 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowings under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement.

         We anticipate that we will be able to fund our 2002 working capital requirements and capital expenditures primarily from funds generated from operations and proceeds from the sales of travel centers we are holding for sale, and, to the extent necessary, from borrowings under our revolving credit facility. At June 30, 2002, we had outstanding borrowings and issued letters of credit of $33.3 million and $5.5 million, respectively, leaving $61.2 million of our $100 million revolving credit facility available for borrowings. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $41.5 million for the first six months of 2002, compared to $20.2 million for the same period in the prior year. This increase in cash provided by operating activities was attributable to the $2.5 million increase in EBITDA as compared to the first six months of the prior year, the $4.4 million decrease in interest expense, and a $14.4 million increase in cash generated from net reductions of working capital in 2002 as compared to 2001.

         Net cash used in investing activities was $24.3 million for the first six months of 2002, as compared to $18.1 million for the first six months of 2001. This increase in cash used in investing activities is attributable to decreased proceeds from sales of property and equipment and an increase in cash invested in business acquisitions. In the first six months of 2002, we received $2.5 million of sales proceeds, primarily from the sales of two travel center sites, while in the first six months of 2001 we received $5.4 million of proceeds from asset sales. In the first six months of 2001, we made no business acquisitions, while in the first six months of 2002 we completed three business acquisitions, converting three leased sites to company-operated sites. Although the level of capital expenditures in the first six months of 2002 was consistent with that in the first six months of 2001, our capital expenditures for the year 2002 will not match those of the year 2001 due to a planned reduction of capital spending, primarily as a result of the significant progress made to date with respect to our site re-image program. We expect 2002 capital expenditures, net of proceeds from asset sales, to total $42 million.

         Net cash used in financing activities was $11.6 million during the first six months of 2002 and $7.8 million during the first six months of 2001. In the first six months of 2002, we made net repayments of revolving credit facility indebtedness of $10.6 million, made scheduled debt repayments of $0.9 million, and paid $0.2 million of fees and expenses recognized in connection with our merger and recapitalization transactions of November 2000. In the first six months of 2001, we made net repayments of revolving credit facility indebtedness of $5.4 million and used $2.4 million to pay fees related to our merger and recapitalization transactions of November 2000.

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

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of June 30, 2002, we had a reserve of $3.8 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

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

     -    changes in accounting standards generally accepted in the United
          States;

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the second quarter of 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


       Exhibit
       Number                                          Exhibit
     --------------- -------------------------------------------------------------------------------
        99.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

        99.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(b)      Reports on Form 8-K

         During the second quarter of 2002, we filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELCENTERS OF AMERICA, INC.
                                                (Registrant)


Date: August 12, 2002             By:  /s/ James W. George
                                       ----------------------------------------
                                       Name:   James W. George
                                       Title:  Senior Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)