Form 10-Q
period 2002-09-30
TRAVELCENTERS OF AMERICA INC
filed 2002-11-12
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            -------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                        Commission file number 333-52442

                            -------------------------



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

                               Yes  [X]    No  [ ]

         As of October 31, 2002, there were outstanding 6,939,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our shares.

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

                             INDEX                                                                 PAGE NO.
                             -----                                                                 --------

PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheet as of December 31, 2001 (derived
                             from audited data) and September 30, 2002 (unaudited).......           2

                             Unaudited Consolidated Statement of Operations for the
                             three months and the nine months ended September 30, 2001
                             and 2002....................................................           3

                             Unaudited Consolidated Statement of Cash Flows for the nine
                             months ended September 30, 2001 and 2002....................           4

                             Unaudited Statement of Stockholders' Equity for the nine
                             months ended September 30, 2001 and 2002....................           5

                             Selected Notes to Unaudited Consolidated Financial
                             Statements..................................................           6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...................................          20

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk.................................................          27

       Item 4.               Controls and Procedures.....................................          28

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings...........................................          28

       Item 4.               Submission of Matters to a Vote of Security Holders.........          28

       Item 6.               Exhibits and Reports on Form 8-K............................          28

SIGNATURE...............................................................................           29

CERTIFICATIONS..........................................................................           30

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                                       SEPTEMBER 30,
                                                                                         DECEMBER 31,       2002
                                                                                             2001       (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   19,888     $   21,471
    Accounts receivable (less allowance for doubtful accounts of $3,060 for 2001 and
       $2,673 for 2002)...............................................................        43,856         51,846
    Inventories.......................................................................        57,419         57,197
    Deferred income taxes.............................................................         5,044          4,874
    Other current assets..............................................................         8,121          6,589
                                                                                          ----------     ----------
         Total current assets.........................................................       134,328        141,977
 Property and equipment, net..........................................................       461,167        451,221
 Intangible assets, net...............................................................        23,561         26,382
 Deferred financing costs, net........................................................        30,202         28,252
 Deferred income taxes................................................................        19,908         16,111
 Other noncurrent assets..............................................................        10,690         12,230
                                                                                          ----------     ----------
         Total assets.................................................................    $  679,856     $  676,173
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    3,409     $    3,457
    Accounts payable..................................................................        60,429         67,068
    Other accrued liabilities.........................................................        43,541         56,349
                                                                                          ----------     ----------
         Total current liabilities....................................................       107,379        126,874
 Commitments and contingencies (Note 8)
 Long-term debt.......................................................................       548,869        526,276
 Deferred income taxes................................................................         2,851          2,738
 Other noncurrent liabilities.........................................................         7,857          5,330
                                                                                          ----------     ----------
                                                                                             666,956        661,218

 Redeemable equity....................................................................           565            681
 Nonredeemable equity:
    Common stock and other stockholders' equity.......................................       213,923        215,371
    Accumulated deficit...............................................................      (201,588)      (201,097)
                                                                                          ----------     ----------
         Total nonredeemable equity...................................................        12,335         14,274
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  679,856     $  676,173
                                                                                          ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                             --------------------------------------------------------------
                                                                  2001           2002            2001           2002
                                                             --------------------------------------------------------------
                                                                  (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

Revenues:
   Fuel......................................................  $   343,363    $   321,455     $ 1,066,460    $   878,033
   Non-fuel..................................................      159,426        168,756         444,307        466,997
   Rent and royalties........................................        4,516          3,891          13,126         11,879
                                                               -----------    -----------     -----------    -----------
         Total revenues......................................      507,305        494,102       1,523,893      1,356,909
Cost of goods sold (excluding depreciation):
   Fuel......................................................      315,431        296,037         987,853        802,720
   Non-fuel..................................................       66,002         70,284         182,226        192,377
                                                               -----------    -----------     -----------    -----------
         Total cost of goods sold (excluding depreciation)...
           depreciation).....................................      381,433        366,321       1,170,079        995,097
                                                               -----------    -----------     -----------    -----------

Gross profit (excluding depreciation)........................      125,872        127,781         353,814        361,812

Operating expenses...........................................       84,640         85,280         245,287        248,385
Selling, general and administrative expenses.................        9,658          9,399          29,502         28,981
Depreciation and amortization expense........................       15,489         16,232          45,319         45,601
Gain on sales of property and equipment......................          (71)          (949)         (1,385)          (963)
                                                               -----------    -----------     -----------    -----------

Income from operations.......................................       16,156         17,819          35,091         39,808
Interest and other financial costs, net......................      (14,128)       (12,843)        (44,402)       (38,787)
                                                               -----------    -----------     -----------    -----------

Income (loss) before income taxes............................        2,028          4,976          (9,311)         1,021
Provision (benefit) for income taxes.........................         (470)         1,724          (3,783)           530
                                                               -----------    -----------     -----------    -----------

Net income (loss)............................................  $     2,498    $     3,252     $    (5,528)   $       491
                                                               ===========    ===========     ===========    ===========

Income (loss) per common share:
   Basic.....................................................  $    0.36      $    0.47       $   (0.80)     $    0.07
   Diluted...................................................  $    0.36      $    0.46       $   (0.80)     $    0.07



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                             2001              2002
                                                                                         -------------     -------------
                                                                                           (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................................  $    (5,528)       $       491
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization expense..........................................       45,319             45,601
      Amortization of deferred financing costs.......................................        1,911              2,250
      Deferred income tax provision..................................................       (4,164)             3,107
      Provision for doubtful accounts................................................          750                750
      (Gain) on sales of property and equipment......................................       (1,385)              (963)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................        7,901            (10,281)
         Inventories.................................................................        2,709                682
         Other current assets........................................................        7,284              1,154
         Accounts payable and other accrued liabilities..............................       (9,463)            19,597
   Other, net........................................................................       (2,718)            (2,852)
                                                                                          --------           --------

       Net cash provided by operating activities.....................................       42,616             59,536
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions............................................................            -             (3,526)
    Proceeds from sales of property and equipment....................................        6,010              3,945
    Capital expenditures.............................................................      (41,247)           (34,592)
                                                                                          --------           --------

       Net cash used in investing activities.........................................      (35,237)           (34,173)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Revolving loan borrowings (repayments), net......................................       (8,000)           (20,900)
    Long-term debt repayments........................................................          (81)            (2,546)
    Issuance of common stock.........................................................           38                116
    Debt issuance costs..............................................................            -               (300)
    Merger and recapitalization expenses paid........................................       (3,316)              (150)
                                                                                          --------           --------

       Net cash used in financing activities.........................................      (11,359)           (23,780)
                                                                                          --------           --------

           Net increase (decrease) in cash...........................................       (3,980)             1,583

Cash at the beginning of the period..................................................       29,019             19,888
                                                                                          --------           --------

Cash at the end of the period........................................................     $ 25,039           $ 21,471
                                                                                          ========           ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              -------------------------------------
                                                                                    2001               2002
                                                                              -------------------------------------
                                                                                   (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period....................................     $         3       $         3
                                                                                  ===========       ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period....................................     $   215,840       $   215,840
                                                                                  ===========       ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................     $         -       $    (1,920)
          Change in accounting principle, net of tax.........................            (343)                -
          Change in fair value of interest rate protection agreement, net
            of tax...........................................................          (1,700)            1,448
                                                                                  -----------       -----------
   Balance at end of period..................................................     $    (2,043)      $      (472)
                                                                                  ===========       ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................     $  (191,746)      $  (201,588)
          Net income (loss)..................................................          (5,528)              491
                                                                                  -----------       -----------
   Balance at end of period..................................................     $  (197,274)      $  (201,097)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At September 30, 2002, our geographically diverse nationwide network of full-service travel centers consisted of 151 sites located in 40 states. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, more than 20 different brands of fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owner sites and, as a franchisor, assist our franchisees in providing service to long-haul trucking fleets and their drivers, independent truck drivers and general motorists.

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

         The accompanying unaudited, consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at September 30, 2002, our results of operations for the three- and nine-month periods ended September 30, 2001 and 2002, and our changes in nonredeemable stockholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2002, and are not necessarily indicative of the results to be expected for the full year.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         The following table provides a reconciliation of the prior-year periods' reported net income (loss) to adjusted net income (loss) had FAS 142 been applied as of the beginning of 2001:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                               2001           2002           2001           2002
                                                          ------------------------------------------------------------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

        Reported net income (loss)........................  $   2,498      $   3,252      $  (5,528)     $     491
        Add back amortization (net of tax):
          Goodwill........................................        316              -            948              -
          Trademarks......................................         32              -             95              -
                                                            ---------      ---------      ---------      ---------
        Adjusted net income (loss)........................  $   2,846      $   3,252      $  (4,485)     $     491
                                                            =========      =========      =========      =========

        Earnings per share - basic:
          Reported net income (loss)......................  $    0.36      $     0.47     $   (0.80)     $    0.07
          Goodwill amortization...........................       0.05              -           0.14              -
          Trademarks amortization.........................         -               -           0.01              -
                                                            --------       ---------      ---------      ---------
        Adjusted net income (loss)........................  $    0.41      $    0.47      $   (0.65)     $    0.07
                                                            =========      =========      =========      =========

        Earnings per share - diluted:
          Reported net income (loss)......................  $    0.36      $    0.46      $   (0.80)     $    0.07
          Goodwill amortization...........................       0.05              -           0.14              -
          Trademarks amortization.........................         -               -           0.01              -
                                                            --------       ---------      ---------      ---------
        Adjusted net income (loss)........................  $    0.41      $    0.46      $   (0.65)     $    0.07
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

3.       EARNINGS PER SHARE

         A reconciliation of the income and shares used in the computation follows:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                               2001           2002           2001           2002
                                                          ------------------------------------------------------------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
      Basic earnings per share:
        Net income (loss).................................. $   2,498      $   3,252      $  (5,528)     $     491
        Weighted average shares outstanding................     6,932          6,939          6,931          6,935
                                                            ---------      ---------      ---------      ---------

        Basic income (loss) per share...................... $    0.36      $    0.47      $   (0.80)      $   0.07
                                                            =========      =========      =========      =========

      Diluted earnings per share:
        Net income (loss).................................. $   2,498      $   3,252      $  (5,528)     $     491
        Weighted average shares outstanding................     6,932          6,939          6,931          6,935
        Add:  exercisable warrants.........................         -            208              -            208
                                                            ---------      ---------      ---------      ---------
        Total shares for denominator.......................     6,932          7,147          6,931          7,143
                                                            ---------      ---------      ---------      ---------
      Diluted income (loss) per share...................... $    0.36      $    0.46      $   (0.80)     $    0.07
                                                            =========      =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         There were no exercisable warrants or vested stock-options outstanding during the nine-month period ended September 30, 2001. The assumed conversion of vested stock options would have had no effect on earnings per share for the three-and nine-month periods ended September 30, 2002.

4.       COMPREHENSIVE INCOME

         Comprehensive income (loss) consisted of the following:

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                               2001           2002           2001           2002
                                                          ------------------------------------------------------------
                                                                           (IN THOUSANDS OF DOLLARS)
           Net income (loss)..............................  $    2,498     $    3,252     $   (5,528)    $      491
           Change in accounting principle, net of tax of
             $176.........................................           -              -           (343)             -
           Gain (loss) on fair value of interest rate
             protection agreement, net of tax.............        (781)           547         (1,700)         1,448
                                                            ----------     ----------     ----------     ----------
             Total comprehensive income (loss)............  $    1,717     $    3,799     $   (7,571)    $    1,939
                                                            ==========     ==========     ==========     ==========

         In recognizing the gain (loss) related to the changes in fair value of the interest rate protection agreement, for the three- and nine-month periods ended September 30, 2001 we increased our deferred tax assets by $402,000 and $877,000, respectively, while for the three- and nine-month periods ended September 30, 2002 we decreased our deferred tax assets by $281,000 and $746,000, respectively.

5.       INVENTORIES

         Inventories consisted of the following:

                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                  2001           2002
                                                                             -------------------------------
                                                                               (IN THOUSANDS OF DOLLARS)

  Non-fuel merchandise....................................................... $     51,808   $    50,841

  Petroleum products.........................................................        5,611         6,356
                                                                               -----------   -----------

      Total inventories...................................................... $     57,419   $    57,197
                                                                              ============   ============

6.       PROPERTY AND EQUIPMENT

         At December 31, 2001, we were holding for sale eight facilities. Two of these facilities had been closed in 1999 and we continued to operate the others. Based on the estimated sales proceeds and costs of selling these sites, and other such sites that we sold during 2001, impairment charges of $2,489,000 were recognized during 2001. At December 31, 2001, we had an impairment reserve related to these facilities of $1,858,000. During the nine-month period ended September 30, 2002, as a result of revisions to our estimated amounts of sales proceeds, we recognized additional impairment charges of $1,475,000. We also sold three of these facilities during the nine-month period ended September 30, 2002, and at September 30, 2002 we had an impairment reserve related to the remaining five facilities held for sale of $1,111,000. The impairment charges were included in depreciation and amortization expense in our consolidated statement of operations. The total carrying values of the facilities held for sale at December 31, 2001 and September 30, 2002, after reflecting the impairment charges, were $9,904,000 and $4,262,000, respectively. For the nine-month periods ended September 30, 2001 and 2002, operations at the eight sites, excluding the impairment charges, generated income from operations of $278,000 and $541,000, respectively. We are actively marketing these sites for sale.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


7.       INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                                     2001            2002
                                                                                -------------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)
     Amortizable intangible assets:
            Noncompetition agreements........................................... $     26,200    $     26,200
            Leasehold interest..................................................        1,724           1,724
            Other...............................................................          849             849
                                                                                 ------------    ------------
                Total amortizable intangible assets.............................       28,773          28,773
     Less - accumulated amortization............................................       25,953          27,374
                                                                                 ------------    ------------
                Net carrying value of amortizable intangible assets.............        2,820           1,399
     Net carrying value of goodwill.............................................       19,343          23,585
     Net carrying value of trademarks...........................................        1,398           1,398
                                                                                 ------------    ------------
                Intangible assets, net.......................................... $     23,561    $     26,382
                                                                                 ============    ============


         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 were as follows (in thousands of dollars):

  Balance as of January 1, 2002.............................. $    19,343
  Goodwill recorded during the period........................       4,242
                                                              -----------
  Balance as of September 30, 2002........................... $    23,585
                                                              ===========


         During the nine months ended September 30, 2002, we recorded $4,242,000 of goodwill as a result of the business acquisitions we completed in connection with converting four leased sites to company-operated sites.

         Total amortization expense for our amortizable intangible assets for the nine-month periods ended September 30, 2001 and 2002 were $1,422,000 and $1,422,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2002 and each of the three succeeding fiscal years are $1,896,000 for 2002; $678,000 for 2003; $176,000 for 2004 and $70,000 for 2005. Our amortizable intangible assets will be fully amortized by December 31, 2005.

8.       COMMITMENTS AND CONTINGENCIES

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of September 30, 2002, we had a reserve for these matters of $3,337,000. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

Pending Litigation

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            -------------------------------
                                                                                 2001            2002
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)
  Revolving loan borrowings................................................. $   524,600     $   355,400
  Revolving loan repayments.................................................    (532,600)       (376,300)
                                                                             -----------     -----------
    Revolving loan borrowings (repayments), net............................. $    (8,000)    $   (20,900)
                                                                             ===========     ===========

  Cash paid during the period for:
    Interest................................................................ $    40,140     $    30,095
    Income taxes (net of refunds)........................................... $    (4,426)    $    (1,952)

         During the nine-month period ended September 30, 2002, we acquired $1,468,000 of inventory, property and equipment and goodwill in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites and received $250,000 of notes as partial consideration for inventories sold in connection with the sale of two company-operated sites.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.      OTHER INFORMATION

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------------------------------------------
                                                               2001           2002           2001           2002
                                                          ------------------------------------------------------------
                                                                           (IN THOUSANDS OF DOLLARS)
         Interest and other financial costs consisted of the
            following:
            Cash interest expense.........................  $  (13,185)    $  (11,793)    $  (41,763)    $  (35,735)
            Cash interest income..........................          21             28             99             99
            Amortization of discount on debt..............        (273)          (308)          (827)          (901)
            Amortization of deferred financing costs......        (691)          (770)        (1,911)        (2,250)
                                                            ----------     ----------     ----------     ----------
            Interest and other financial costs, net.......  $  (14,128)    $  (12,843)    $  (44,402)    $  (38,787)
                                                            ==========     ==========     ==========     ==========


11.               RELATED PARTY TRANSACTIONS

         During the nine-month periods ended September 30, 2001 and 2002, we made purchases of diesel fuel in the amounts of $158,327,000 and $128,117,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amounts of $10,670,000 and $2,360,000, respectively, to this affiliate. We also lease a travel center from this affiliate. Rent expense related to this site for the nine-month periods ended September 30, 2001 and 2002 was $306,000 and $306,000, respectively. At December 31, 2001 and September 30, 2002, our receivables from this affiliate were $789,000 and $3,000, respectively, while our payables to this affiliate were $944,000 and $407,000, respectively.

         Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,310,000 and $1,479,000 at December 31, 2001 and September 30, 2002,
respectively.

12.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2001 and September 30, 2002, our condensed consolidating statement of operations schedules for the three- and nine-month periods ended September 30, 2001 and 2002 and our condensed consolidating statement of cash flows schedules for the nine-month periods ended September 30, 2001 and 2002. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries, and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                             DECEMBER 31, 2001
                                               ------------------------------------------------------------------------------
                                                   PARENT        GUARANTOR     NONGUARANTOR    ELIMINATIONS    CONSOLIDATED
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARY
                                               --------------- ------------------------------ --------------- ---------------
                                                                         (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash....................................... $         -     $    19,888    $         -     $         -     $    19,888
    Accounts receivable, net...................           -          43,820          1,160          (1,124)         43,856
    Inventories................................           -          57,419              -               -          57,419
    Deferred income taxes......................           -           4,997             47               -           5,044
    Other current assets.......................         622           7,499              -               -           8,121
                                                -----------     -----------    -----------     -----------     -----------

         Total current assets..................         622         133,623          1,207          (1,124)        134,328
 Property and equipment, net...................           -         461,167              -               -         461,167
 Intangible assets, net........................           -          23,561              -               -          23,561
 Deferred financing costs, net.................      30,202               -              -               -          30,202
 Deferred income taxes.........................      28,571          (8,663)             -               -          19,908
 Other noncurrent assets.......................       1,249           9,441              -               -          10,690
 Investment in subsidiaries....................     226,137               -              -        (226,137)              -
                                                -----------     -----------    -----------     -----------     -----------

         Total assets.......................... $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                ===========     ===========    ===========     ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt....... $     3,280     $       129    $         -     $         -     $     3,409
    Accounts payable...........................           -          60,269            160               -          60,429
    Other accrued liabilities..................       2,605          40,818          1,242          (1,124)         43,541
                                                -----------     -----------    -----------     -----------     -----------

         Total current liabilities.............       5,885         101,216          1,402          (1,124)        107,379
 Long-term debt (net of unamoritized discount).     546,110           2,759              -               -         548,869
 Deferred income taxes.........................           -           2,851              -               -           2,851
 Intercompany payable (receivable).............    (282,279)        287,346         (5,067)              -               -
 Other noncurrent liabilities..................       2,911           4,946              -               -           7,857
                                                -----------     -----------   ------------     -----------     -----------

         Total liabilities.....................     272,627         399,118         (3,665)         (1,124)        666,956

 Redeemable equity.............................         565               -              -               -             565

 Nonredeemable stockholders' equity:
    Common stock and other nonredeemable
      stockholders equity                           215,177         192,335              -        (193,589)        213,923
    Retained earnings (deficit)................    (201,588)         27,676          4,872         (32,548)       (201,588)
                                                -----------     -----------    -----------     -----------     -----------

         Total nonredeemable stockholders'
            equity.............................      13,589         220,011          4,872        (226,137)         12,335
                                                -----------     -----------    -----------     -----------     -----------
         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity............................. $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                ===========     ===========    ===========     ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                           SEPTEMBER 30, 2002
                                               ----------------------------------------------------------------------------
                                                  PARENT       GUARANTOR      NONGUARANTOR   ELIMINATIONS    CONSOLIDATED
                                                 COMPANY      SUBSIDIARIES     SUBSIDIARY
                                               ------------- --------------- ------------------------------ ---------------
                                                                        (IN THOUSANDS OF DOLLARS)
   ASSETS
   Current assets:
      Cash....................................   $        -     $   21,471     $        -     $        -     $   21,471
      Accounts receivable, net................            -         52,141            882         (1,177)        51,846
      Inventories.............................            -         57,197              -              -         57,197
      Deferred income taxes...................            -          4,830             44              -          4,874
      Other current assets....................          427          6,162              -              -          6,589
                                                 ----------     ----------     ----------     ----------     ----------

           Total current assets...............          427        141,801            926         (1,177)       141,977
   Property and equipment, net................            -        451,221              -              -        451,221
   Intangible assets, net.....................            -         26,382              -              -         26,382
   Deferred financing costs, net..............       28,252              -              -              -         28,252
   Deferred income taxes......................       24,154         (8,043)             -              -         16,111
   Other noncurrent assets....................        1,014         11,216              -              -         12,230
   Investment in subsidiaries.................      245,637              -              -       (245,637)             -
                                                 ----------     ----------     ----------     ----------     ----------

           Total assets.......................   $  299,484     $  622,577     $      926     $ (246,814)    $  676,173
                                                 ==========     ==========     ==========     ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt..     $    3,280     $      177     $        -     $        -     $    3,457
      Accounts payable......................              -         67,031             37              -         67,068
      Other accrued liabilities.............          3,019         53,577            930         (1,177)        56,349
                                                 ----------     ----------     ----------     ----------     ----------

           Total current liabilities........          6,299        120,785            967         (1,177)       126,874
   Long-term debt (net of unamortized
      discount).............................        523,568          2,708              -              -        526,276
   Deferred income taxes....................              -          2,738              -              -          2,738
   Intercompany payable (receivable)........       (247,308)       252,238         (4,930)             -              -
   Other noncurrent liabilities.............            716          4,614              -              -          5,330
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities................        283,275        383,083         (3,963)        (1,177)       661,218

   Redeemable equity........................            681              -              -              -            681

   Nonredeemable stockholders' equity:
       Common stock and other
         stockholders' equity...............        216,625        192,337              -       (193,591)       215,371
       Retained earnings (deficit)..........       (201,097)        47,157          4,889        (52,046)      (201,097)
                                                 ----------     ----------     ----------     ----------     ----------

           Total nonredeemable stockholders'
              equity........................         15,528        239,494          4,889       (245,637)        14,274
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities, redeemable
              equity and nonredeemable
              stockholders' equity..........     $  299,484     $  622,577     $      926     $ (246,814)    $  676,173
                                                 ==========     ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                             THREE MONTHS ENDED SEPTEMBER 30, 2001
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                              COMPANY        SUBSIDIARY    SUBSIDIARY
                                            -------------- -------------- -------------------------------------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  343,363     $        -    $        -     $  343,363
    Non-fuel...............................            -        159,426              -             -        159,426
    Rent and royalties.....................            -          4,011          1,758        (1,253)         4,516
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        506,800          1,758        (1,253)       507,305
 Cost of goods sold (excluding depreciation)           -        381,433              -             -        381,433
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        125,367          1,758        (1,253)       125,872

 Operating expenses........................            -         84,643          1,250        (1,253)        84,640
 Selling, general and
     administrative expenses...............          229          8,619            810             -          9,658
 Depreciation and amortization expense.....            -         15,489              -             -         15,489
 (Gain) on sales of property and equipment             -            (71)             -             -            (71)
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (229)        16,687           (302)            -         16,156
 Interest and other financial costs, net...       (6,438)        (7,690)             -             -        (14,128)
 Equity income (loss)......................        1,866              -              -        (1,866)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes.........       (4,801)         8,997           (302)       (1,866)         2,028
 Provision (benefit) for income taxes......       (7,299)         6,932           (103)            -           (470)
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................   $    2,498     $    2,065     $     (199)   $   (1,866)    $    2,498
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                             THREE MONTHS ENDED SEPTEMBER 30, 2002
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                               COMPANY       SUBSIDIARY    SUBSIDIARY
                                            -------------- -------------- -------------------------------------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $  321,455     $        -    $        -     $  321,455
    Non-fuel...............................            -        168,756              -             -        168,756
    Rent and royalties.....................            -          3,483          1,585        (1,177)         3,891
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        493,694          1,585        (1,177)       494,102
 Cost of goods sold (excluding depreciation)           -        366,321              -             -        366,321
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        127,373          1,585        (1,177)       127,781

 Operating expenses........................            -         85,264          1,193        (1,177)        85,280
 Selling, general and
     administrative expenses...............          215          8,823            361             -          9,399
 Depreciation and amortization expense.....            -         16,232              -             -         16,232
 (Gain) on sales of property and equipment             -           (949)             -             -           (949)
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (215)        18,003             31             -         17,819
 Interest and other financial costs, net...       (8,719)        (4,124)             -             -        (12,843)
 Equity income (loss)......................       10,617              -              -       (10,617)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes.........        1,683         13,879             31       (10,617)         4,976
 Provision (benefit) for income taxes......       (1,569)         3,280             13             -          1,724
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................   $    3,252     $   10,599     $       18    $  (10,617)    $    3,252
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                                          ---------------------------------------------------------------------------
                                              PARENT         GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                              COMPANY        SUBSIDIARY    SUBSIDIARY
                                          ---------------- -------------- --------------  -----------  --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel..................................  $        -     $ 1,066,460     $        -    $        -     $ 1,066,460
    Non-fuel..............................           -         444,307              -             -         444,307
    Rent and royalties....................           -          11,497          4,919        (3,290)         13,126
                                            ----------     -----------     ----------    ----------     -----------

    Total revenues........................           -       1,522,264          4,919        (3,290)      1,523,893
 Cost of goods sold (excluding
    depreciation).........................           -       1,170,079              -             -       1,170,079
                                            ----------     -----------     ----------    ----------     -----------

 Gross profit (excluding depreciation)....           -         352,185          4,919        (3,290)        353,814

 Operating expenses.......................           -         245,242          3,335        (3,290)        245,287
 Selling, general and
     administrative expenses..............         483          26,763          2,256             -          29,502
 Depreciation and amortization expense....           -          45,319              -             -          45,319
 (Gain) on sales of property and equipment           -          (1,385)             -             -          (1,385)
                                            ----------     -----------     ----------    ----------     -----------

 Income (loss) from operations............        (483)         36,246           (672)            -          35,091
 Interest and other financial costs, net..     (19,421)        (24,981)             -             -         (44,402)
 Equity income (loss).....................       3,000               -              -        (3,000)              -
                                            ----------     -----------     ----------    ----------     -----------
 Income (loss) before income taxes........     (16,904)         11,265           (672)       (3,000)         (9,311)
 Provision (benefit) for income taxes.....     (11,376)          7,822           (229)            -          (3,783)
                                            ----------     -----------     ----------    ----------     -----------

 Net income (loss)........................  $   (5,528)    $     3,443     $     (443)   $   (3,000)    $    (5,528)
                                            ==========     ===========     ==========    ==========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                          ---------------------------------------------------------------------------
                                              PARENT         GUARANTOR    NONGUARANTOR   ELIMINATIONS  CONSOLIDATED
                                              COMPANY        SUBSIDIARY    SUBSIDIARY
                                          ---------------- -------------- -------------  --------------------------
                                                                  (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel..................................  $        -     $   878,033     $        -    $        -     $   878,033
    Non-fuel..............................           -         466,997              -             -         466,997
    Rent and royalties....................           -          10,683          4,544        (3,348)         11,879
                                            ----------     -----------     ----------    ----------     -----------

    Total revenues........................           -       1,355,713          4,544        (3,348)      1,356,909
 Cost of goods sold (excluding
    depreciation).........................           -         995,097              -             -         995,097
                                            ----------     -----------     ----------    ----------     -----------

 Gross profit (excluding depreciation)....           -         360,616          4,544        (3,348)        361,812

 Operating expenses.......................           -         248,341          3,392        (3,348)        248,385
 Selling, general and
     administrative expenses..............         953          26,906          1,122             -          28,981
 Depreciation and amortization expense....           -          45,601              -             -          45,601
 (Gain) on sales of property and equipment           -            (963)             -             -            (963)
                                            ----------     -----------     ----------    ----------     -----------

 Income (loss) from operations............        (953)         40,731             30             -          39,808
 Interest and other financial costs, net..     (25,621)        (13,166)             -             -         (38,787)
 Equity income (loss).....................      19,498               -              -       (19,498)              -
                                            ----------     -----------     ----------    ----------     -----------
 Income (loss) before income taxes........      (7,076)         27,565             30       (19,498)          1,021
 Provision (benefit) for income taxes.....      (7,567)          8,084             13             -             530
                                            ----------     -----------     ----------    ----------     -----------

 Net income (loss)........................  $      491     $    19,481     $       17    $  (19,498)    $       491
                                            ==========     ===========     ==========    ==========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $   (5,929)    $   48,545     $        -    $        -     $   42,616
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
       equipment..........................            -          6,010              -             -          6,010
    Capital expenditures..................            -        (41,247)             -             -        (41,247)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -        (35,237)             -             -        (35,237)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net..................       (8,000)             -              -             -         (8,000)
    Long-term debt repayments.............            -            (81)             -             -            (81)
    Issuance of common stock............             38              -              -             -             38
    Merger and recapitalization
       expenses paid....................         (3,316)             -              -             -         (3,316)
    Intercompany advances...............         17,207        (17,207)             -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities.............        5,929        (17,288)             -             -        (11,359)
                                             ----------     ----------     ----------    ----------     ----------
       Net decrease in cash...............            -         (3,980)             -             -         (3,980)
 Cash at the beginning of the period......            -         29,019              -             -         29,019
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period............   $        -     $   25,039     $        -    $        -     $   25,039
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR  ELIMINATIONS   CONSOLIDATED
                                              COMPANY       SUBSIDIARIES  SUBSIDIARY
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES..................   $  (11,427)    $   71,100     $     (137)   $        -     $   59,536
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (3,526)             -             -         (3,526)
    Proceeds from sales of property and
       equipment..........................            -          3,945              -             -          3,945
    Capital expenditures..................            -        (34,592)             -             -        (34,592)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities.......................            -        (34,173)             -             -        (34,173)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net..................      (20,900)             -              -             -        (20,900)
    Long-term debt repayments.............       (2,460)           (86)             -             -         (2,546)
    Issuance of common stock............            116              -              -             -            116
    Debt issuance costs.................           (300)             -              -             -           (300)
    Merger and recapitalization
       expenses paid....................           (150)             -              -             -           (150)
    Intercompany advances...............         35,121        (35,258)           137             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities.............       11,427        (35,344)           137             -        (23,780)
                                             ----------     ----------     ----------    ----------     ----------
       Net increase in cash...............            -          1,583              -             -          1,583
 Cash at the beginning of the period......            -         19,888              -             -         19,888
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period............   $        -     $   21,471     $        -    $        -     $   21,471
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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the nine-month periods ended September 30, 2001 and 2002, our revenues and gross profit were composed as follows:

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                           2001           2002
                                                                                       -----------------------------
                                                                                        (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel................................................................................      70.0%          64.7%
   Non-fuel............................................................................      29.2%          34.4%
   Rent and royalties..................................................................       0.8%           0.9%
                                                                                         ---------      ---------
         Total revenues................................................................     100.0%         100.0%
                                                                                         =========      =========
Gross profit (excluding depreciation):
   Fuel................................................................................      22.2%          20.8%
   Non-fuel............................................................................      74.1%          75.9%
   Rent and royalties..................................................................       3.7%           3.3%
                                                                                         ---------      ---------
         Total gross profit (excluding depreciation)...................................     100.0%         100.0%
                                                                                         =========      =========


COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2000 through September 30, 2002:

                                                           COMPANY-                     FRANCHISEE-
                                                           OPERATED        LEASED          OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                         -------------- -------------- -----------------------------
Number of sites at December 31, 2000(1).................       122            26              9            157

January - September 2001 Activity:
   Sales of sites.......................................       (1)            (1)             -            (2)
                                                             ------         ------         ------        -----
Number of sites at September 30, 2001...................       121            25              9            155

October - December 2001 Activity:
   Sales of sites.......................................       (2)             -              -            (2)
                                                             ------         ------         ------        -----
Number of sites at December 31, 2001....................       119            25              9            153

2002 Activity:
   New sites............................................        1              -              -             1
   Sales of sites.......................................       (3)             -              -            (3)
   Conversions of leased sites to
     company-operated sites.............................        4             (4)             -             -
                                                             ------         ------         ------        ----
Number of sites at September 30, 2002...................       121            21              9            151
                                                             ======         ======         ======        =====

 (1)Includes one company-operated site held for development until its construction was completed during 2001.

         In October 2002, the lease and franchise agreements covering another leased site were mutually terminated and, as a result, this site was converted into a company-operated site.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001

         Revenues. Our consolidated revenues for the quarter ended September 30, 2002 were $494.1 million, which represents a decrease from the quarter ended September 30, 2001 of $13.2 million, or 2.6%, that is primarily attributable to a decrease in fuel revenue.

         Fuel revenue for the quarter ended September 30, 2002 decreased by $21.9 million, or 6.4%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the quarter ended September 30, 2002 decreased by 5.2% and 4.2%, respectively, as compared to the same period in 2001, primarily reflecting decreases in commodity prices and also reflecting our more competitive retail fuel pricing. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended September 30, 2002 decreased 3.7% and increased 17.1%, respectively, as compared to the same period in 2001. For the quarter ended September 30, 2002, we sold 329.0 million gallons of diesel fuel and 43.2 million gallons of gasoline, as compared to 341.6 million gallons of diesel fuel and 36.9 million gallons of gasoline for the quarter ended September 30, 2001. The diesel fuel sales volume decrease resulted from a 3.6% decrease in same-site diesel fuel sales volumes and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002. The gasoline sales volume increase was primarily attributable to a 12.0% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the third quarter of 2002 as compared to the third quarter of 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the quarter ended September 30, 2002 of $168.8 million reflected an increase of $9.4 million, or 5.9%, from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 3.6% for the quarter ended September 30, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network since June 2001.

         Rent and royalty revenues for the quarter ended September 30, 2002 reflected a $0.6 million, or 13.3%, decrease from the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 2.6% increase in same-site royalty revenue and a 2.3% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended September 30, 2002 was $127.8 million, compared to $125.9 million for the same period in 2001, an increase of $1.9 million, or 1.5%. The increase in our gross profit was primarily due to increases in gasoline sales volume and non-fuel sales volume that were partially offset by a decrease in diesel fuel sales volume, a reduced level of diesel fuel and gasoline margins per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $0.7 million, or 0.8%, to $85.3 million for the quarter ended September 30, 2002 compared to $84.6 million for the same period in 2001. This increase was attributable to a $2.4 million net increase resulting from company-operated sites we added to our network or eliminated from our network since June 2001, partially offset by a 1.9% decline in operating expenses on a same-site basis, despite an increase in non-fuel sales volume. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the third quarter of 2002 were 49.7%, compared to 52.5% for the same period in 2001. The same-site results reflected reduced utility costs and the results of our cost-control measures at our sites.

         Our selling, general and administrative expenses for the quarter ended September 30, 2002 were $9.4 million, which reflected a decrease of $0.3 million, or 3.1%, from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended September 30, 2002 was $16.2 million, compared to $15.5 million for the same period in 2001. This increase was attributable to a higher level of depreciable assets in 2002 as compared to 2001, partially offset by reduced depreciation as a result of changes we made in depreciable lives for certain assets that were effective April 1, 2001, and reduced amortization expense due to the adoption of FAS 142. During the quarter ended September 30, 2002 we recognized an impairment charge of $0.3 million with respect to certain of the sites we are holding for sale as a result of reductions in estimated sales proceeds.

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

         Income from Operations. We generated income from operations of $17.8 million for the quarter ended September 30, 2002, compared to income from operations of $16.2 million for the same period in 2001. This increase of $1.6 million, or 9.9%, was primarily attributable to the increases in gross profit and gains on asset sales that were partially offset by the increases in operating expenses and depreciation and amortization expense. EBITDA for the quarter ended September 30, 2002 was $34.1 million, as compared to EBITDA of $31.6 million for the quarter ended September 30, 2001. This increase of $2.5 million, or 7.9% resulted from the increases in gross profit and gains on asset sales that were partially offset by the net increase in operating and administrative expenses. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense. We have included certain information concerning EBITDA because we believe that EBITDA is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. While EBITDA is frequently used as a measure of operations and ability to meet debt service requirements, it is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended September 30, 2002 decreased by $1.3 million, or 9.2%, compared to 2001. This decrease resulted from the decline in interest rates since the third quarter of 2001 as well as from our decreased level of indebtedness.

         Income Taxes. Our effective income tax rate for the quarter ended September 30, 2002 was 34.6%. This rate differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. For the quarter ended September 30, 2001, we recognized an income tax benefit of $0.5 million despite a $2.0 million pre-tax income. This resulted from an adjustment during that quarter of the deferred tax asset related to our net operating loss carryforwards to reflect larger tax deductions in our 2000 income tax returns than we estimated we would have.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Our consolidated revenues for the nine months ended September 30, 2002 were $1,356.9 million, which represents a decrease from the nine months ended September 30, 2001 of $167.0 million, or 11.0%, that is primarily attributable to a decrease in fuel revenue.

         Fuel revenue for the nine months ended September 30, 2002 decreased by $188.5 million, or 17.7%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the nine months ended September 30, 2002 decreased by 17.1% and 16.5%, respectively, as compared to the same period in 2001, primarily reflecting decreases in commodity prices and also reflecting our more competitive retail fuel pricing. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the nine months ended September 30, 2002 decreased 4.0% and increased 31.0%, respectively, as compared to the same period in 2001. For the nine months ended September 30, 2002, we sold 999.2 million gallons of diesel fuel and 118.7 million gallons of gasoline, as compared to 1,040.9 million gallons of diesel fuel and
90.6 million gallons of gasoline for the nine months ended September 30, 2001. The diesel fuel sales volume decrease resulted from a 12.8 million gallon, or 25.9%, decline in our wholesale diesel fuel sales as a result of a planned retrenchment in this area, a 2.4% decrease in same-site diesel fuel sales volumes, and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002. The gasoline sales volume increase was primarily attributable to a 26.9% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in 2002 as compared to 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the nine months ended September 30, 2002 of $467.0 million reflected an increase of $22.7 million, or 5.1%, from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 3.6% for the nine months ended September 30, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network during 2001 and 2002.

         Rent and royalty revenues for the nine months ended September 30, 2002 reflected a $1.2 million, or 9.2%, decrease from the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 1.8% increase in same-site royalty revenue and a 3.5% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the nine months ended September 30, 2002 was $361.8 million, compared to $353.8 million for the same period in 2001, an increase of $8.0 million, or 2.3%. The increase in our gross profit was primarily due to increases in gasoline sales volume and non-fuel sales volume that were partially offset by a decrease in diesel fuel sales volume, a reduced level of gasoline margin per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $3.1 million, or 1.3%, to $248.4 million for the nine months ended September 30, 2002 compared to $245.3 million for the same period in 2001. This increase was attributable to a $3.6 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2001 or 2002, partially offset by a 0.2% decline in operating expenses on a same-site basis. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the nine months ended September 30, 2002 were 52.5%, compared to 54.5% for the same period in 2001, reflecting reduced utility costs and the results of our cost-control measures at our sites.

         Our selling, general and administrative expenses for the nine months ended September 30, 2002 were $29.0 million, which reflected a decrease of $0.5 million, or 1.7% from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2002 was $45.6 million, compared to $45.3 million for the same period 2001. This increase was attributable to an increase in the depreciable assets balances, partially offset by a $1.3 million decrease in amortization of intangible assets and the change we made in depreciable lives of certain assets effective April 1, 2001. During the nine months ended September 30, 2002 we recognized an impairment charge of $1.1 million with respect to certain of the sites we are holding for sale as a result of reductions in estimated sales proceeds.

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

         Income from Operations. We generated income from operations of $39.8 million for the nine months ended September 30, 2002, compared to income from operations of $35.1 million for the same period in 2001. This increase of $4.7 million, or 13.4%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. EBITDA for the nine months ended September 30, 2002 was $85.4 million, as compared to EBITDA of $80.4 million for the nine months ended September 30, 2001. This increase of $5.0 million, or 6.2%, occurred despite a $0.4 million decrease in gains on sales of property and equipment in 2002 as compared to 2001 and was primarily attributable to the increase in gross profit that was partially offset by increased operating expenses. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the nine months ended September 30, 2002 decreased by $5.6 million, or 12.6%, compared to 2001. This decrease resulted from the decline in interest rates during 2001 as well as from the decrease in our indebtedness.

         Income Taxes. Our effective income tax rate for the nine-month period ended September 30, 2002 was 51.9% while the benefit rate for the nine-month period ended September 30, 2001 was 40.6%. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. These factors had a relatively larger effect on the 2002 effective rate due to the low level of pre-tax income in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts due to the somewhat seasonal nature of our operations, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services and increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could fall into a deeper recession, or make a slower recovery, than expected. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase during the remainder of 2002 and 2003 from levels that existed during 2001 and the first nine months of 2002, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.2 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowings under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We have been in compliance with all of our debt covenants throughout 2002 and we expect to remain in compliance with all of our debt covenants throughout 2002 and 2003.

         We anticipate that we will be able to fund our 2002 working capital requirements and capital expenditures primarily from funds generated from operations and proceeds from the sales of travel centers we are holding for sale, and, to the extent necessary, from borrowings under our revolving credit facility. At September 30, 2002, we had outstanding borrowings and issued letters of credit of $23.0 million and $13.1 million, respectively, leaving $63.9 million of our $100 million revolving credit facility available for borrowings. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $59.5 million for the first nine months of 2002, compared to $42.6 million for the same period in the prior year. The increase in the amount of cash our operations generated was primarily due to increased EBITDA and decreased interest payments. In addition, the cash generated by net reductions of working capital was $8.3 million for the nine months ended September 30, 2002 as compared to $5.7 million for the nine months ended September 30, 2001.

         Net cash used in investing activities was $34.2 million for the first nine months of 2002, as compared to $35.2 million for the first nine months of 2001. This decrease in cash used in investing activities is primarily attributable to a decreased level of capital investments in 2002 as compared to 2001, partially offset by decreased proceeds from sales of property and equipment. In the first nine months of 2002, we received $3.9 million of sales proceeds, primarily from the sales of three travel center sites, while in the first nine months of 2001 we received $6.0 million of proceeds from asset sales. In the first nine months of 2001, we made no business acquisitions, while in the first nine months of 2002 we completed four business acquisitions, converting four leased sites to company-operated sites. Our plan for 2002 included a reduction in our capital spending both as a result of our progress to date with respect to our site re-image program and also in response to the soft economic environment in the United States. We expect 2002 capital expenditures and business acquisitions, net of proceeds from asset sales, to total approximately $42 million to $43 million.

         Net cash used in financing activities was $23.8 million during the first nine months of 2002 and $11.4 million during the first nine months of 2001. In the first nine months of 2002, we made net repayments of revolving credit facility indebtedness of $20.9 million, made scheduled debt repayments of $2.5 million, and paid $0.5 million of fees and expenses recognized in connection with our merger and recapitalization transactions of November 2000. In the first nine months of 2001, we made net repayments of revolving credit facility indebtedness of $8.0 million and used $3.3 million to pay fees related to our merger and recapitalization transactions of November 2000.

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

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of September 30, 2002, we had a reserve of $3.3 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

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

FORWARD-LOOKING STATEMENTS

      This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this quarterly report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this quarterly report to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

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

         - changes in accounting principles generally accepted in the United States;

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

         Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

(b)      Changes in internal controls.

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation of our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are involved from time to time in various legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe we are not now involved in any litigation, individually, or in the aggregate, which could have a material adverse affect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the third quarter of 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         We filed a Form 8-K dated as of August 12, 2002 with respect to the submission by each of our Principal Executive Officer and Principal Financial Officer to the Securities and Exchange Commission of sworn statements in accordance with the SEC's June 27, 2002 Order No. 4-460.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               TRAVELCENTERS OF AMERICA, INC.
                                                  (Registrant)


Date: November 12, 2002         By:      /s/ James W. George
                                    -------------------------------------------
                                     Name:  James W. George
                                     Title: Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                             Duly Authorized Officer)

                                 CERTIFICATIONS

I, Edwin P. Kuhn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TravelCenters of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002     By:      /s/ Edwin P. Kuhn
                                -----------------------------------------------
                                 Name:    Edwin P. Kuhn
                                 Title:   Chairman of the Board of Directors,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

I, James W. George, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TravelCenters of America, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002     By: /s/ James W. George
                                      -----------------------------------------
                                       Name:    James W. George
                                       Title:   Senior Vice President, Chief
                                                Financial Officer and Secretary
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)