Form 10-K
period 2002-12-31
TRAVELCENTERS OF AMERICA INC
filed 2003-03-26
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]   No [X]

As of March 15, 2003, there were outstanding 6,939,498 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                         INDEX

PART I
    Item 1.   Business...........................................................   2
    Item 2.   Properties.........................................................  15
    Item 3.   Legal Proceedings..................................................  15
    Item 4.   Submission of Matters to a Vote of Security Holders................  15

PART II
    Item 5.   Market for Our Common Equity and Related Stockholder Matters.......  16
    Item 6.   Selected Financial Data............................................  19
    Item 7.   Management's Discussion and Analysis...............................  21
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........  38
    Item 8.   Financial Statements and Supplementary Data........................  39
    Item 9.   Changes in and Disagreements With Accountants......................  82

PART III
    Item 10.  Our Directors and Executive Officers...............................  82
    Item 11.  Executive Compensation.............................................  82
    Item 12.  Security Ownership of Certain Beneficial Owners and Management.....  82
    Item 13.  Certain Relationships and Related Transactions.....................  82
    Item 14.  Controls and Procedures............................................  82

PART IV
    Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  83

SIGNATURES.......................................................................  85

CERTIFICATIONS...................................................................  86

                                     PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2002, our geographically diverse network consisted of 152 sites located in 40 states. In January 2003, we began operating in Canada through the acquisition of a travel center located in Woodstock, Ontario. Our operations are conducted through three distinct types of travel centers:

         - sites owned or leased and operated by us, which we refer to as company-operated sites;

         - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

         - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Most of our network properties were developed more than 20 years ago when prime real estate locations along the interstate highway system were more readily available than they are today, making a network such as ours difficult to replicate. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides an advantage to long-haul trucking fleets by enabling them to reduce the number of their suppliers by routing their trucks within our network from coast to coast.

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, 22 different brands of fast food restaurants, which we refer to as quick service restaurants, or QSRs, travel and convenience stores and other driver amenities.

         The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. According to the National Association of Truck Stop Operators, or "NATSO," the travel center and truck stop industry is highly fragmented, with in excess of 3,000 travel centers and truck stops located on or near interstate highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only eight chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets.

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

         In July 1999, we signed an agreement with Freightliner LLC to become an authorized provider of express service, minor repair work and a specified menu of warranty repairs to Freightliner's customers through the Freightliner ServicePoint Program. Under the agreement, our truck repair facilities have been added to Freightliner's 24-hour customer assistance center database as a major referral point for emergency and roadside repairs and also have access to Freightliner's parts distribution, service and technical information systems. Freightliner, a DaimlerChrysler company, is a leading manufacturer of heavy trucks in North America. Freightliner also acquired a minority ownership interest in us at that time.

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

         At December 31, 2002, we had two wholly owned subsidiaries, TA Operating Corporation, which is our primary travel center operating entity, and TA Franchise Systems Inc, which maintains our franchise agreements and relationships. TA Operating Corporation has the following direct or indirect wholly owned subsidiaries:

         -   TA Licensing, Inc.

         -   TA Travel, L.L.C.

         -   TravelCenters Properties, L.P.

         -   TravelCenters Realty, L.L.C.

         In January 2003, we formed three wholly-owned Canadian entities through which our Canadian operations are conducted:

         -   3703000 Nova Scotia Company

         -   TravelCentres Canada Inc.

         -   TravelCentres Canada Limited Partnership

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

         - 40 leased sites were converted to company-operated sites, five during 2002, three during 2000, five during 1998 and 27 during 1997;

         - one franchisee-owned site was converted to a company-operated site during 2000;

         - five new network sites were constructed, one in 2002, one in 2001, one in 2000 and two in 1999;

         - two company-operated sites were added to our network through individual site acquisitions during 2000 (one additional site was acquired in January 2003);

         - franchise agreements covering 28 franchisee-owned sites were terminated, one in 2000 and 27 in 1997;

         - 31 sites we owned were sold, three during 2002, four during 2001, two during 2000, five during 1999, two during 1998 and 15 during 1997 (one additional site was sold in January 2003);

         - three franchisee-owned sites were added to our network, one in 2002, one in 1999 and one in 1998; and

         - two company-operated sites were closed during 1999 (one was sold during 2002 and our selling efforts are continuing for the other).

         In 1997, we initiated a capital program to upgrade, rebrand and re-image our travel centers and to build new travel centers. This capital program was substantially completed during 2002. Under this capital program, as revised as a result of the Burns Bros. acquisition and the Travel Ports acquisition, we invested approximately $407 million in our sites by the end of 2002. Through December 31, 2002, we had completed full re-image projects at 36 of our sites at an average investment of $2.1 million per site. These full re-image projects typically include expanding the square footage of the travel and convenience store, adding a fast food court with two or three QSRs, upgrading showers and restrooms and updating the full-service restaurant. We also had completed smaller scale re-image projects at another 60 sites at an average cost of $0.3 million. During 2003, we intend to continue our re-imaging program for the company-operated sites by completing full re-image projects at an additional three sites at an aggregate cost of approximately $5.3 million. After 2003, we will have only eight company-operated sites at which a re-image project may be completed some time in the future. In addition to improving our existing sites, we have identified several new interstate areas available for our network's expansion. We have designed a "protoype" facility and a smaller "protolite" facility to standardize our travel centers and expand our brand name into new geographic markets while also increasing our appeal to motorists. The prototype and protolite designs combine an improved and efficient facility layout with nationally branded QSRs and gasoline brands as well as expanded product and service offerings. Since May 1999, we have completed construction of seven prototype facilities and three protolite facilities. Further, we are currently developing two protolite facilities, one of which is a rebuilding of a current site. Most of our future expansion will be with the protolite format, which requires significantly less land and capital investment than the prototype design and enables us to quickly and cost efficiently gain a presence in smaller markets. We also intend to pursue strategic acquisitions and additional franchisee-owned sites. Our franchisees will also continue to invest additional amounts of their own capital for reimaging and other projects at the sites they operate.

REFINANCING

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

         The $190 million of Senior Subordinated Notes were issued as part of units that also included warrants exercisable for 277,165 shares of our common stock. See "Liquidity and Capital Resources" in Item 7 for further discussion of the 2000 Refinancing.

OUR TRAVELCENTERS

         Our travel centers are designed to appeal to drivers seeking either a quick stop or a more extended visit. Substantially all of our travel centers are full-service facilities located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year.

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

         Product and Service Offerings. We have developed an extensive and diverse offering of products and services to complement our diesel fuel business, which includes:

         - Gasoline. We sell nationally recognized branded gasoline, consistently offering one of the top three gasoline brands in each geographic region. Of our 122 company-operated sites as of December 31, 2002, we offered branded gasoline at 93 sites and unbranded gasoline at 17 sites.

         - Full-Service and Fast Food Restaurants. Most of our travel centers have both full-service restaurants and QSRs that offer customers a wide variety of nationally recognized brand names and food choices. Our full-service restaurants, branded under our "Country Pride," "Buckhorn Family Restaurants" and "Fork in the Road" proprietary brands, offer "home style" meals through menu table service and buffets. We also offer nationally branded QSRs such as Arby's, Burger King, Dunkin' Donuts, Pizza Hut, Popeye's Chicken & Biscuits, Sbarro, Subway, Taco Bell and 14 other brands. We generally attempt to locate QSRs within the main travel center building, as opposed to constructing stand-alone buildings. As of December 31, 2002, we had 159 QSRs in our company-operated sites, and 101 of our network travel centers offered at least one branded QSR.

         - Truck Repair and Maintenance Shops. All but eight of our network travel centers have truck repair and maintenance shops. The typical repair shop has between two and four service bays, a parts storage room and trained mechanics on duty at all times. These shops, which generally operate 24 hours per day, 365 days per year, offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our repair and maintenance facilities. As of December 31, 2002, all but two of our network sites that have truck repair and maintenance shops were participating in the Freightliner ServicePoint Program.

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

         - Motels. Twenty of our company-operated travel centers offer motels, with an average capacity of 40 rooms. Sixteen of these motels are operated under franchise grants from nationally branded motel chains, including Days Inn, HoJo Inn, Super 8, Rodeway and Travelodge.

OPERATIONS

         Fuel Supply. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and are reset daily, and resell fuel to our customers at prices that we establish daily. By establishing supply relationships with an average of four to five alternate suppliers per location, we have been able to effectively create competition for our purchases among various diesel fuel suppliers on a daily basis. We believe that this positioning with our suppliers will help our sites avoid product outages during times of diesel fuel supply disruptions. We have a single source of supply for gasoline at most of our sites that offer branded gasoline. Sites selling unbranded gasoline do not have exclusive supply arrangements.

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

         Centralized Purchasing and Distribution. We maintain a distribution and warehouse center that services our network. The distribution center is located near Nashville, Tennessee and has approximately 85,000 square feet of storage space. Approximately every two weeks, the distribution center delivers products to our network sites using a combination of contract carriers and our fleet of trucks and trailers. In 2002, the distribution center shipped approximately $43.5 million of products. We believe the distribution center provides us with cost savings by using its consolidated purchasing power to negotiate volume discounts with third-party suppliers. The distribution center is also able to obtain further price reductions from suppliers in the form of reduced shipping charges, as suppliers need only deliver their products to the distribution center warehouse, as opposed to each site individually.

COMPETITION

         The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. The travel center and truck stop industry is highly competitive and fragmented. According to NATSO, there are in excess of 3,000 travel center and truck stops located on or near highways nationwide, of which we consider approximately 500 to be full-service facilities. Further, only eight chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets. There are generally two types of facilities designed to serve the trucking industry:

         - full-service travel centers, such as those in our network, which offer a broad range of products and services to long-haul trucking fleets and their drivers, independent truck drivers and general motorists, such as diesel fuel and gasoline; full-service and fast food dining; truck repair and maintenance; travel and convenience stores; secure parking areas and other driver amenities; and,

         - pumper-only truck stops, which provide diesel fuel, typically at discounted prices, with a more limited mix of additional services than a full-service travel center.

         Fuel and non-fuel products and services can be obtained by long-haul truck drivers from a wide variety of sources other than us, including regional full-service travel center and pumper-only truck stop chains, independently owned and operated truck stops, some large service stations and fleet-operated fueling terminals.

         We believe that we experience substantial competition from pumper-only truck stop chains and that this competition is based principally on diesel fuel prices. In the pumper-only truck stop segment, the largest networks, based on the number of facilities, are Pilot Travel Centers LLC, with approximately 296 sites, Flying J Inc., with approximately 153 sites, and Love's Travel Stops & Country Stores, Inc., with approximately 75 sites. We experience additional substantial competition from major full-service travel center networks and independent chains, which is based principally on diesel fuel prices, non-fuel product and service offerings and customer service. In the full-service travel center segment, the only large network, other than ours, is operated by Petro Stopping Centers, L.P., with approximately 60 sites. Our truck repair and maintenance shops compete with regional full-service travel center and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships and auto parts service centers. We also compete with a variety of establishments located within walking distance of our travel centers, including full-service restaurants, QSRs, electronics stores, drugstores and travel and convenience stores.

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

         A potential additional source of competition in the future could result from the possible commercialization of state-owned interstate rest areas. Historically, these rest areas have been precluded from offering for sale fuel and non-fuel products and services, similar to that of a travel center. In response to repeated requests over the past several years from state governments that want to earn additional revenues from these rest areas, recent federal legislation provides for limited tests for commercializing these rest areas. Past attempts for such commercialization historically have been successfully opposed by a group of opponents that includes NATSO, fast food restaurant operators and others. If commercialized, these rest areas, and any additional rest area commercialized in ensuing years, will increase the number of outlets competing with us for the business of highway travelers. It is possible we may obtain the opportunity to play a role in these commercialization efforts, which would reduce any negative effects of such commercialization on our travel center business.

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

         TA Licensing, Inc., a wholly owned subsidiary of TA Operating Corporation, licenses its trademarks to us, TA Operating Corporation and TA Franchise Systems. We enter into franchise agreements with operators and franchisee-owners of travel centers through TA Franchise Systems, and TA Franchise Systems collects franchise fees and royalties under these agreements. TA Franchise System's assets consist primarily of the rights under the original franchise agreements, the network franchise agreements and its trademark licenses from TA Licensing. TA Franchise Systems has no tangible assets.

Network Franchise Agreement

         As of December 31, 2002, there were 22 sites operating under network franchise agreements. The more significant provisions of the network franchise agreement are described in the following paragraphs.

         Initial Franchise Fee. The initial franchise fee for a new franchise is $100,000.

         Term of Agreement. The initial term of the network franchise agreement is ten years. The network franchise agreement provides for two five-year renewals on the terms being offered to prospective franchisees at the time of the franchisee's renewal. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the franchisee. The average remaining term of these agreements, including all renewal periods, is approximately 20 years. The initial terms of the current network franchise agreements expire in July 2012 through January 2013.

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

         Royalty Payments. Franchisees are required to pay us a continuing services and royalty fee generally equal to 3.75% of all non-fuel revenues. If branded fast food is sold from the franchised premises, the franchisee must pay us 3% of all net revenues earned directly or indirectly in connection with those sales after deduction of royalties paid to the fast food franchisor.

         Advertising, Promotion and Image Enhancement. The network franchise agreement requires the franchisees to contribute 0.6% of their non-fuel revenues and net revenues from fast food sales to partially fund system-wide advertising, marketing and promotional expenses we incur. We are required to match the amounts of the franchisees' contributions.

         Fuel Purchases and Sales. Under the network franchise agreement for those franchisees operating leased sites, we agree to sell to franchisees, and franchisees agree to buy from us, 100% of their requirements of diesel fuel. Those franchisees operating franchisee-owned sites are not required to purchase their diesel fuel from us. The franchisee agrees to purchase gasoline from only those suppliers that we approve in writing. The franchisee generally must pay a $0.03 per gallon royalty fee to us on all gallons of gasoline sold.

         Non-fuel Product Offerings. Franchisees are required to operate their sites in conformity with guidelines that we establish and offer any products and services that we deem integral to the network.

         Termination/Nonrenewal. We may terminate the network franchise agreement for the following reasons, among others:

         -   the default of the franchisee;

         - our withdrawal from the marketing of motor fuel in the state, county or parish where the franchise is located; or

         -   the default or termination of the lease.

         The foregoing reasons also constitute grounds for nonrenewal of the network franchise agreement. In addition, we can decline to renew the network franchise agreement for the following reasons, among others:

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

Network Lease Agreement

         In addition to franchise fees, we also collect rent from those franchisees that operate a travel center owned by us. As of December 31, 2002, there were 20 leased sites. Each operator of a leased site that enters into a network franchise agreement also must enter into a network lease agreement. The more significant provisions of the network lease agreement are described in the following paragraphs.

         Term of Agreement. The lease agreements we have with our franchisees have a term of ten years and allow for two renewals of five years each. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the operator. The average remaining term of these agreements, including all renewal periods, is approximately 20 years. The initial terms of the current network lease agreements expire in July 2012 through January 2013.

         Rent. Under the network lease, an operator must pay annual fixed rent equal to the sum of

         -   base rent agreed upon by the operator and us, plus

         - improvement rent, if any, which is defined as an amount equal to 14% of the cost of all capital improvements we fund that we and the operator mutually agree will enhance the value of the leased premises and which cost in excess of $2,500, plus

         - an annual inflator equal to the percentage increase in the consumer price index.

         The base rent will not be increased by the improvement rent if the operator elects to pay for the capital improvements. If we and the operator agree upon an amortization schedule for a capital improvement funded by the operator, we will, upon termination of the network lease, reimburse the operator for an amount equal to the unamortized portion of the cost of the capital improvement. The operator is responsible for the payment of all charges and expenses in connection with the operation of the leased sites, including environmental registration fees and certain maintenance costs.

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

Original Franchise Agreement with BP Network Independent Franchisees

         There are eight sites that continue to operate under the franchise agreements they had with TA Franchise Systems prior to the network franchise agreement being revised to its current form in 2002. The terms of these franchise agreements are generally the same as the network franchise agreement, but they do not require the franchises to purchase their diesel fuel from us and their provisions vary. At the expiration of these agreements, the respective franchisees may be offered an option to renew their franchises under a form of our then-current franchise agreement for franchisee-owned sites.

         Term of Agreement. In general, the initial terms of the original franchise agreements are 10 years. The original franchise agreements provide for one or two renewals for an aggregate of 10 years. The original franchise agreements offer no assurance that the terms of the renewal will be the same as those of the initial franchise agreements. We may decline renewal under some circumstances or if specified terms and conditions are not satisfied by the franchisee. Excluding one franchise agreement that expired in January 2002 and for which a network franchise agreement is currently being negotiated, the average remaining term of these agreements is approximately five years.

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

         Royalty Payments. In general, we require franchisees to pay us a continuing services and royalty fee generally equal to 4% of all revenues earned directly or indirectly by the franchisee from any business conducted at or from the franchised premises, excluding fuel sales and sales of branded fast food. As part of the royalty fee, we generally require the franchisee to pay us $0.004 per gallon on all sales of qualified diesel fuel.

         Advertising, Promotion and Image Enhancement. The network franchise agreement requires the franchisees to contribute 0.25% of all revenues, including revenues from fuel and fast food sales, to partially fund system-wide advertising, marketing and promotional expenses we incur, and mandates certain minimum franchisee expenditures on advertising. We are required to match the amounts of the franchisees' contributions towards the system-wide expenses.

         Fuel Purchases and Sales. We do not require franchisees to purchase gasoline or diesel fuel from us. However, we charge royalty fees generally on diesel fuel sales as described above.

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

         We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers owned by us in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or instances of noncompliance, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisition of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the Unocal and BP indemnities discussed below, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2002, we had a reserve for those matters of $2.9 million. In addition, we have obtained environmental insurance of up to $25.0 million for unanticipated costs regarding certain known environmental liabilities and for up to $40.0 million regarding certain unknown environmental liabilities.

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

EMPLOYEES

         As of December 31, 2002, we employed approximately 10,000 people on a full- or part-time basis. Of this total, approximately 9,630 were employees at our company-operated sites, approximately 320 performed managerial, operational or support services at our headquarters or elsewhere and approximately 50 employees staffed the distribution center. All but nine of our employees are non-union. We believe that our relationship with our employees is satisfactory.

ITEM 2.  PROPERTIES

         Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

         Of our 142 owned sites in operation as of December 31, 2002, the land and improvements at 13 are leased, the improvements but not the land at eight are leased, three are subject to ground leases of the entire site and seven are subject to ground leases of portions of these sites. We consider our facilities suitable and adequate for the purposes for which they are used. In addition to these 142 sites, we own one site that will be developed as a travel center and one site that is closed and held for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market information. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

         Holders. As of March 15, 2003, the outstanding shares of our common stock were held of record by 38 stockholders.

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

         Recent sales of unregistered securities. During 2000, 2001 and 2002, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof.

              (1) In November 2000, in connection with our merger and recapitalization transactions further described in number (5) below, we sold 100,000 shares to Freightliner at $33.30 per share.

              (2)  In a series of sales to management, we sold the following:

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

                   - In 2002, we sold 7,302 shares at $31.75 per share. The proceeds from these sales were used for general corporate purposes.

              (3) We consummated an offering of Senior Subordinated Notes due 2009 to "qualified institutional buyers," as defined in Rule 144A under the Securities Act and to non-U.S. persons under Regulation S of the Securities Act. The offering was consummated on November 14, 2000 with the sale of 190,000 units, each unit consisting of one 12 3/4% Senior Subordinated Note due 2009 of TravelCenters of America, Inc. with a principal amount of $1,000, three initial warrants to purchase 0.36469 shares of our common stock and one contingent warrant to purchase 0.36469 shares of our common stock. We filed an exchange offer registration statement on December 21, 2000 with respect to a proposed exchange of the outstanding notes for registered notes having substantially the same terms as the outstanding notes. A second registration statement was filed on December 21, 2000 to register the warrants and the shares of common stock issuable upon exercise of the warrants.

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

                   The initial warrants may be exercised at any time on or after November 14, 2001, and the contingent warrants may be exercised at any time after March 31, 2003. However, holders of warrants will be able to exercise their warrants only if the shelf registration statement is effective or the exercise of the warrants is exempt from the registration requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdictions in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

         Summary of Equity Compensation Plans. The following table sets forth information about all our equity compensation plans in effect as of December 31, 2002, which consisted solely of the 2001 Stock Incentive Plan, which plan was approved by our stockholders during 2001. All of our equity compensation plans currently in effect have been approved by our stockholders.

                      Equity Compensation Plan Information

                                                                              (C)
                                                                           Number of
                                                                          securities
                                   (A)                                     remaining
                                 Number of                                available for
                              securities to be            (B)            future issuance
                                issued upon        Weighted-average       under equity
                                exercise of         exercise price         compensation
                                outstanding         of outstanding       plans (excluding
                                  options,             options,             securities
                               warrants and           warrants            reflected in
Plan Category                     rights             and rights            column (A))
---------------------------   ----------------      ---------------      ----------------
Equity compensation
plans approved by
stockholders...............     944,881               $  31.75                 --

Equity compensation plans
  not approved by
  stockholders.............          --                     --                 --
                                -------               --------               ----
Total                           944,811               $  31.75                 --
                                =======               ========               ====

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

                                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                  1998(1)        1999(2)           2000            2001         2002(3)
                                                -----------    -----------     -----------     -----------    -----------
                                                    (IN THOUSANDS OF DOLLARS, EXCEPT GALLONAGE AND SITE COUNT AMOUNTS)
INCOME STATEMENT DATA:
     Revenues:
         Fuel.................................. $   554,735    $   955,105     $ 1,485,732     $ 1,331,807    $ 1,237,989
         Non-fuel..............................     347,531        479,059         555,491         585,717        616,919
         Rent and royalties....................      21,544         20,460          18,822          17,491         15,539
                                                -----------    -----------     -----------     -----------    -----------
             Total revenues....................     923,810      1,454,624       2,060,045       1,935,015      1,870,447
     Gross profit (excluding depreciation).....     296,661        403,544         448,725         467,262        480,767
     Income from operations(4).................      20,576         39,724          19,141          41,527         52,804
     Extraordinary loss (net of applicable
       income taxes)...........................      (3,905)             -         (13,800)              -              -
     Net income (loss).........................      (8,082)            99         (37,714)         (9,842)         1,010

 BALANCE SHEET DATA (END OF PERIOD):
     Total assets.............................. $   609,219    $   651,716     $   735,055     $   679,856    $   660,549
     Long-term debt (net of unamortized
           discount)...........................     390,865        404,369         547,607         548,869        525,131
     Mandatorily redeemable preferred
           stock(5)............................      69,974         79,739               -               -              -
     Working capital...........................      97,378         35,232          38,727          26,949         19,252
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
          gallons).............................     973,812      1,370,017       1,384,759       1,369,251      1,349,741
     Capital expenditures, excluding business
          acquisitions......................... $    65,704    $    87,401     $    68,107     $    54,490    $    42,640
     Cash flows (used in) provided by:
         Operating activities..................      48,521         44,712          65,952          37,106         61,512
         Investing activities..................    (125,505)      (136,016)        (77,115)        (46,234)       (42,110)
         Financing activities..................      94,428         20,144          22,142              (3)       (25,243)
     EBITDA(6).................................      68,708         97,976         103,547         105,035        113,577
NUMBER OF SITES (END OF PERIOD):

     Company-operated sites....................         105            118             122             119            122
     Leased sites..............................          30             29              26              25             20
     Franchisee-owned sites....................          10             11               9               9             10
                                                 ----------    -----------    ------------     -----------    -----------
         Total network sites...................         145            158             157             153            152
                                                 ==========    ===========    ============     ===========    ===========

Notes to Selected Financial Data

(1) Reflects the operating results of 17 sites we acquired from Burns Bros. on December 3, 1998.

(2) Reflects the operating results of 16 sites we acquired as part of our acquisition of Travel Ports on June 3, 1999.

(3) Beginning in 2002, as a result of adopting a new accounting pronouncement, we ceased amortization of our goodwill and trademark intangible assets.

(4) For the year ended December 31, 2000, income from operations was reduced by $22,004,000 of merger and recapitalization expenses incurred in connection with the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization.

(5) "Mandatorily redeemable preferred stock" was comprised of two series of convertible preferred stock that were redeemed as part of our merger and recapitalization transactions in November 2000.

(6) "EBITDA," as used here for years after 1999, is based on the definition for EBITDA in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense and (e) costs of the merger and recapitalization transactions. For years prior to 2000, gains or losses on sales of property and equipment were also adjusted out of net income to determine EBITDA, as this was the definition for EBITDA in our prior bank debt agreement. We have included certain information concerning EBITDA because management believes that EBITDA is generally accepted by our security holders as providing useful information regarding a company's ability to service and/or incur debt. Further, EBITDA is a key measure monitored by our stockholders and lenders and, importantly, is a primary component of the financial ratio covenants in our debt agreements. EBITDA should not be considered in isolation from, or as a substitute for, net income, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While EBITDA is frequently used by other companies as a measure of operations and ability to meet debt service requirements, EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial position and results of operations is based upon, and should be read in conjunction with, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are the allowance for doubtful accounts, asset impairment, environmental liabilities, income tax accounting, recognition of stock compensation expense related to stock options and redeemable common stock held by employees, and consolidation of special purpose entities.

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

         For purposes of assessing our goodwill for impairment, we have determined that we are one reporting unit and that the estimated fair value of that reporting unit, based on a discounted cash flow analysis, exceeded its carrying value. With respect to our trademark intangible assets, the estimated fair value, based on a discounted cash flow analysis, exceeded the carrying value. Accordingly, we have not recognized an impairment charge with respect to any of our intangible assets. A number of assumptions and methods are used in preparing the valuations underlying these impairment tests, including estimates of future cash flows and discount rates. Applying other assumptions or valuation methods could result in different results of these impairment tests. Similarly, defining the reporting unit differently could lead to a different result for goodwill. Our goodwill and trademark intangible assets will be assessed for impairment annually as of January 1 of each year.

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

         As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized, although we have not to date recognized such a valuation allowance as we believe realization of our deferred tax assets is more likely than not. Increases in the valuation allowance would result in additional expenses to be reflected within the tax provision in the consolidated statement of operations. For further discussion regarding the realization of our deferred tax assets, see the "Results of Operations - Income Taxes" section of this "Management's Discussion and Analysis."

         Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet. Prior to an initial public offering of our common stock, the fair market value is determined by a formula set forth in the agreement that can be modified by the Board of Directors. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to retained earnings. Such a charge to retained earnings will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder's shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled. In addition to these redeemable shares of common stock purchased by management employees, we have granted to certain of our executives non-qualified stock options to purchase 944,881 shares of our common stock under a stock incentive plan. Each option grant consists of 41.67% time options and 58.33% performance options. Time options become exercisable with the passage of time, while performance options become exercisable if certain investment return targets are achieved. Time options generally vest 20% per year over a period of five years. Performance options vest if Oak Hill achieves specified internal rates of return on specified measurement dates. The time options are subject to fixed plan accounting and, accordingly, no charge to earnings will be required with respect to them since the exercise price equaled the fair value at the date of grant. The performance options are subject to variable plan accounting and, accordingly, a non-cash charge to earnings will be required when it becomes probable that the performance triggers for such options will be achieved. Because our common stock is privately held, determining its value is subject to estimates and to factors, such as multiples being paid in the mergers and acquisitions market at the time of the measurement and/or the state of the capital markets at that time, that are not easily forecasted or controlled and which may not have a direct relationship to our financial results or condition. It is not possible to determine at this time, nor may it be possible until close to the end of the five-year performance period, whether it will be probable that we will achieve the performance triggers. It is not possible to predict whether any such required non-cash charge will be material to our results for the period in which the charge is recognized, as we expect that the performance triggers can only be attained as a result of a significant increase in our results of operations.

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the lessor entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in violation of our debt covenants.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 152 sites located in 40 states in the United States and, effective January 2003, in the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

         - sites owned or leased and operated by us, which we refer to as company-operated sites;

         - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

         - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system and in Canada, typically on 20- to 25-acres sites. Most of our network properties were developed more than 22 years ago when prime real estate locations along the interstate highway system were more readily available than they are today, making a network such as ours difficult to replicate. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides an advantage to long-haul trucking fleets by enabling them to route their trucks within a single network from coast to coast.

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, 22 different brands of fast food restaurants, travel and convenience stores and other driver amenities.

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the years ended December 31, 2000, 2001, and 2002, our revenues and gross profit were composed as follows:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                           -------------------------------
                                                            2000        2001        2002
                                                            -----       -----       -----
Revenues:
   Fuel..................................................    72.1%       68.8%       66.2%
   Non-fuel..............................................    27.0%       30.3%       33.0%
   Rent and royalties....................................     0.9%        0.9%        0.8%
                                                            -----       -----       -----
         Total revenues..................................   100.0%      100.0%      100.0%
                                                            =====       =====       =====
Gross profit (excluding depreciation):
   Fuel..................................................    23.1%       22.1%       21.2%
   Non-fuel..............................................    72.7%       74.2%       75.6%
   Rent and royalties....................................     4.2%        3.7%        3.2%
                                                            -----       -----       -----
         Total gross profit (excluding depreciation).....   100.0%      100.0%      100.0%
                                                            =====       =====       =====

COMPOSITION OF OUR NETWORK

         Since December 31, 1999, the changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 1999 through December 31, 2002:

                                              COMPANY-               FRANCHISEE-
                                              OPERATED     LEASED       OWNED       TOTAL
                                                SITES       SITES       SITES       SITES
                                              --------     ------    -----------    -----
Number of sites at December 31, 1999(1)          118         29          11          158

2000 Activity:
   New sites...............................        2          -           -            2
   Sales of sites..........................       (2)         -           -           (2)
   Conversion of franchisee-owned site
     to company-operated site..............        1          -          (1)           -
   Conversions of leased sites to
       company-operated sites..............        3         (3)          -            -
   Termination of franchisee-owned site....        -          -          (1)          (1)
                                               -----       ----        ----         ----
Number of sites at December 31, 2000(1)....      122         26           9          157

2001 Activity:
   Sales of sites..........................       (3)        (1)          -           (4)
                                               -----       ----        ----         ----
Number of sites at December 31, 2001.......      119         25           9          153
                                               -----       ----        ----         ----

2002 Activity:
   New sites...............................        1          -           1            2
   Sales of sites..........................       (3)         -           -           (3)
   Conversions of leased sites to
     company-operated sites................        5         (5)          -            -
                                               -----       ----        ----         ----
Number of sites at December 31, 2002.......      122         20          10          152
                                               =====       ====        ====         ====

(1) Includes one company-operated site held for development until its construction was completed during 2001.

         In January 2003, we acquired an operating travel center in Woodstock, Ontario, Canada, our first location in Canada. We also sold one company-operated site in January 2003.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenues. Our consolidated revenues for the year ended December 31, 2002 were $1,870.4 million, which represents a decrease from the year ended December 31, 2001 of $64.6 million, or 3.3%, that is primarily attributable to a decrease in fuel revenue.

         Fuel revenue for the year ended December 31, 2002 decreased by $93.8 million, or 7.0%, as compared to the same period in 2001. The decrease was attributable principally to decreases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the year ended December 31, 2002 decreased by 8.4% and 7.4%, respectively, as compared to the same period in 2001, primarily reflecting decreases in commodity prices and also reflecting our more competitive retail fuel pricing. The fuel revenue decline also resulted from a decrease in our diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the year ended December 31, 2002 decreased 1.4% and increased 27.5%, respectively, as compared to the same period in 2001. For the year ended December 31, 2002, we sold 1,349.7 million gallons of diesel fuel and 160.6 million gallons of gasoline, as compared to 1,369.3 million gallons of diesel fuel and 125.9 million gallons of gasoline for the year ended December 31, 2001. The diesel fuel sales volume decrease resulted from a 0.9% decrease in same-site diesel fuel sales volumes and a net reduction in sales volumes at sites we added to or eliminated from our network during 2001 and 2002 of 11.6 million gallons, partially offset by an increase in our wholesale diesel fuel sales of 1.6 million gallons, or 2.7%. The gasoline sales volume increase was primarily attributable to a 20.2% increase in same-site gasoline sales volumes and also resulted from a 2.8 million net increase in gasoline sales volume at company-operated sites we added to or eliminated from our network during 2001 and 2002, as well as an 8.2 million increase in wholesale gasoline sales volume. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in 2002 as compared to 2001, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. The increased level of wholesale diesel fuel sales volumes reflects our renewed efforts in this area made possible by software and control process improvements we implemented during 2002. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the year ended December 31, 2002 of $616.9 million reflected an increase of $31.2 million, or 5.3%, from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 3.7% for the year ended December 31, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network during 2001 and 2002.

         Rent and royalty revenues for the year ended December 31, 2002 reflected a $2.0 million, or 11.2%, decrease from the same period in 2001. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 2.0% increase in same-site royalty revenue that results from increased levels of retail sales by our franchisees, and a 3.3% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2002 was $480.8 million, compared to $467.3 million for the same period in 2001, an increase of $13.5 million, or 2.9%. The increase in our gross profit was primarily due to increased margin resulting from the increased level of non-fuel sales, partially offset by the decline in rent and royalty revenues and a decline in fuel margin that resulted from decreased diesel fuel sales volumes and a 2.6% decrease in fuel margin per gallon.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $4.5 million, or 1.4%, to $330.2 million for the year ended December 31, 2002 compared to $325.7 million for the same period in 2001. This increase was attributable to a $4.4 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2001 or 2002, partially offset by a 0.1% decline in operating expenses on a same-site basis. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2002 were 52.9%, compared to 54.9% for the same period in 2001, reflecting reduced utility costs and the results of our cost-control measures at our sites.

         Our selling, general and administrative expenses for the year ended December 31, 2002 were $38.1 million, which reflected a decrease of $0.2 million, or 0.5% from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2002 was $60.8 million, compared to $63.5 million for the same period in 2001. This decrease was attributable to a $1.8 million decrease in amortization of intangible assets, a $1.0 million decrease in the amount of impairment charges recognized in 2002 as compared to 2001 and the change we made in depreciable lives of certain assets effective April 1, 2001. During the year ended December 31, 2002 we recognized impairment charges aggregating $1.5 million with respect to certain of the sites we were holding for sale as a result of reductions in the estimated sales proceeds of certain of those sites. During 2002, we sold four of the facilities that we were holding for sale as of December 31, 2001. On January 3, 2003, we sold the one remaining site held for sale that had been impaired. The other three sites we had been holding for sale were not sold within the one-year period required by FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and so will no longer be accounted for as assets to be disposed of but as assets held for use. In the fourth quarter of 2002, we recognized a charge to depreciation expense of $0.2 million for the depreciation expense related to these unsold sites that had not been recognized during 2002 when these sites were being accounted for as held for sale.

         As a result of adopting FAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, our goodwill and trademark intangible assets are no longer amortized. Pursuant to FAS 142, intangible assets must be periodically tested for impairment. During the first quarter of 2002, we completed our transitional impairment review of our trademark intangible assets and determined that there was no impairment. During the second quarter of 2002 we completed the transitional impairment review of goodwill and determined that there was no impairment. We also adopted FAS 144 effective January 1, 2002. The adoption of FAS 144 did not have a material effect on our consolidated results of operations.

         Income from Operations. We generated income from operations of $52.8 million for the year ended December 31, 2002, compared to income from operations of $41.5 million for the same period in 2001. This increase of $11.3 million, or 27.2%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. The net decrease in depreciation and amortization expense and in gains on sales of property and equipment also contributed to the increase in operating income. EBITDA for the year ended December 31, 2002 was $113.6 million, as compared to EBITDA of $105.0 million for the year ended December 31, 2001. This increase of $8.6 million, or 8.1%, occurred despite a $0.7 million decrease in gains on sales of property and equipment in 2002 as compared to 2001 and was primarily attributable to the increase in gross profit that was partially offset by increased operating expenses. EBITDA, as used here, is based on the definition for EBITDA in our debt agreements and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, and (d) transition expense.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the year ended December 31, 2002 decreased by $6.5 million, or 11.3%, compared to 2001. This decrease resulted from the decline in interest rates during 2001 and 2002 as well as from the decrease in our indebtedness.

         Income Taxes. Our effective income tax benefit rates for the years ended December 31, 2002 and 2001 were 33.5% and 39.6%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the effect of certain tax credits. The change between years in the effective tax rate was primarily the result of the swing from a taxable loss incurred in 2001 as compared to a relatively low level of pre-tax income earned in 2002, as well as an estimated adjustment of prior year tax liabilities in 2002. As a result of the relatively low level of pre-tax earnings in 2002, permanent differences had a larger effect on the effective rate in 2002 than in 2001. We have not recognized a valuation allowance for our net deferred tax assets, as we believe we are more likely than not to realize those assets. We need to generate $58.0 million of future taxable income to fully realize our net deferred tax assets. Our existing level of pretax earnings for financial reporting purposes, as represented by our 2002 results, would not be sufficient to generate that amount of future taxable income. However, we believe we will generate sufficient future taxable income to realize our net deferred tax assets for the reasons, and based on the estimates, described below. Different assumptions as to our future expected taxable income could lead to revisions in the estimated amount of valuation allowance required to be recognized against our deferred tax assets.

    - We expect to increase our profitability as compared to that generated in 2002, which reflected an increase over 2001. Earnings from the significant capital improvements made to our network sites over the past few years are expected to increase as these assets fully mature. We intend to add new company-operated and franchisee-owned travel centers to our network. We also intend to increase the earnings capability of our existing sites through other capital investments, such as for site re-image projects, additional truck and maintenance repair shop capacity, expanded QSR offerings, expanded parking areas and other similar projects. We also expect to benefit from a strengthening United States economy during and after 2003.

    - We expect that in succeeding years, as was the case during 2002, our interest expense will decline as we begin to reduce the level of our indebtedness, through scheduled repayments, reducing our outstanding revolver borrowings and making required excess cash flow prepayments in future years as our available cash flow increases while we maintain a relatively lower level of capital expenditures.

    - We have made significant capital investments in our business since our formation, especially in 1993 and in 1998 through 2000. Many of these assets, which typically have depreciable lives of five to 15 years, are at or near the ends of their depreciable lives. As our level of capital expenditures is anticipated to remain at a relatively lower level than these periods, we expect our depreciation expense to decline. This is particularly so for tax depreciation due to the double-declining balance depreciation method we followed for our tax returns. For our 2001 and 2002 property and equipment additions, we have elected to use the alternative depreciation system, which generally depreciates assets on a straight-line basis over longer depreciable lives than those we have been using, decreasing the annual depreciation deductions over the next several years relative to what they otherwise would have been.

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

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                            2000         2001        2002
                                           ------      -------      ------
                                              (IN MILLIONS OF DOLLARS)

Pretax earnings (loss) for financial
     reporting purposes ............       $(48.9)     $ (16.3)     $  1.5
State income tax expense ...........         (0.8)        (1.6)       (1.2)
Accelerated tax depreciation .......         (8.0)       (12.2)       (1.0)
Benefit of tax credits .............          0.8          0.9         0.6
Non-deductible expenses ............         11.9          1.6         0.5
Temporary differences, net .........         (4.5)        (7.4)        4.0
                                           ------      -------      ------
Federal taxable income (loss) ......       $(49.5)     $ (35.0)     $  4.4
                                           ======      =======      ======

         Of our total net operating loss carryforwards at December 31, 2002 of $72.9 million, the $45.0 million remaining carryforward generated in 2000 expires in 2020 and the $27.9 million remaining carryforward generated in 2001 expires in 2021. United States tax law limits the amount of the $49.3 million net operating loss carryforward we generated in 2000 that can be utilized each year to approximately $12 million. As a total of $4.4 million of the 2000 net operating loss was utilized in 2002, the usage of the net operating loss generated in 2000 will be limited to approximately $31.6 million for 2003. We do not anticipate a need to use more than this amount in our federal tax return for 2003. Use of the net operating loss generated in 2001 is unlimited.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Our consolidated revenues for the year ended December 31, 2001 were $1,935.0 million, which represents a decrease from the year ended December 31, 2000 of $125.0 million, or 6.1%. This decrease was primarily the result of a decrease in our fuel revenue, largely due to decreased fuel commodity prices. Our level of sales during the first eight months of 2001 was adversely affected by the worsening United States economy that began to weaken during 2000. The September 11, 2001 terrorist attacks on the United States disrupted the financial markets and consumer confidence, further exacerbating the adverse effect of the economic slowdown on our sales levels.

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

         Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2001 was $467.3 million, compared to $448.7 million for the same period in 2000, an increase of $18.5 million, or 4.1%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volume that were partially offset by a decrease in diesel fuel volume, a reduced level of diesel fuel and gasoline margins per gallon and decreased rent and royalty revenue.

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

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur transition expenses in 2001.

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

         EBITDA for the year ended December 31, 2001 was $105.0 million, as compared to EBITDA of $103.5 million for the year ended December 31, 2000, an increase of $1.5 million, or 1.4%. EBITDA, as used here, is based on the definition for EBITDA in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest and other financial costs, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense and (d) transition expense. EBITDA for the year ended December 31, 2001 increased over the year ended December 31, 2000 primarily as a result of the increases in gross profit, partially offset by the increase in operating expenses.

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

         Extraordinary Loss. During the fourth quarter of 2000 we recognized an extraordinary loss of $13.8 million in connection with the early extinguishment of indebtedness. This amount was net of the applicable income tax benefits of $7.1 million. This extraordinary loss consisted of (a) the write off of $7.6 million of unamortized deferred financing costs we had incurred when we had issued the extinguished indebtedness, (b) $11.6 million of tender offer and consent solicitation premium and related fees related to redeeming our then outstanding Senior Subordinated Notes due 2007, (c) $0.8 million of prepayment penalties related to redeeming our then outstanding senior secured notes and (d) $0.9 million to exit an interest rate swap agreement related to the extinguished debt. We incurred no extraordinary items during 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase during 2003 from levels that existed during 2002, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the possibility of war in Iraq and by the labor unrest within the Venezuelan petroleum industry. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.2 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout 2002 and as of December 31, 2002 and we expect to remain in compliance with all of our debt covenants throughout 2003.

         We anticipate that we will be able to fund our 2003 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

         The amounts we have invested for capital improvements have declined each year from 2000 to 2002. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy throughout 2000, 2001 and 2002. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. Since 1997, we have invested approximately $407 million to maintain, re-image, rebrand, upgrade and expand our network. We also invested $115 million to acquire the travel center networks of Burns Bros. and Travel Ports during that period. We now are positioned to spend only approximately $15 million to $20 million annually for sustaining capital projects and then to discriminately choose the growth-related projects that will compose the remainder of our annual capital expenditure plans. These growth-related projects include expenditures to construct and/or acquire additional sites, re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs at existing sites, and purchase, install and upgrade our information systems. The capital expenditures budget for 2003 is approximately $42 million. Given our forecasted level of cash flows from operations for 2003 and our planned level of capital expenditures, we expect that during 2003 we will make our scheduled debt payments of $3.5 million, make a mandatory term loan prepayment of $11.3 million and will also repay an additional amount of outstanding borrowings under our term loan and revolving credit facilities, barring a further decline in the U.S. economy and/or an extended conflict in the Middle East or some other factor that leads to significantly increased petroleum product prices.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $61.5 million in 2002, $37.1 million in 2001 and $66.0 million in 2000. The $24.4 million increase in cash provided by operations in 2002 as compared to 2001 primarily resulted from the $11.3 million increase in operating income, the $6.5 million decrease in interest and other financial costs and a $3.9 million reduction in the amount of cash invested in working capital. The $28.9 million decrease in cash provided by operating activities in 2001 as compared to 2000 was primarily attributable to two factors: interest expense increased by $10.7 million and cash from working capital decreased by $22.5 million. In 2001, we invested $10.3 million in working capital while in 2000 we generated $12.2 million of cash from working capital.

         Net cash used in investing activities for 2002 was $42.1 million, as compared to $46.2 million in 2001 and $77.1 million in 2000. During 2002, we made capital expenditures of $42.6 million, invested $4.2 million to convert five leased sites to company-operated sites and generated proceeds from the sales of assets of $4.8 million. During 2001, we invested $54.5 million of capital expenditures into our network and generated $8.3 million of proceeds from sales of assets for net capital expenditures of $46.2 million. During 2000, we invested $9.7 million to convert three leased sites to company-operated sites, to convert one franchisee-owned site to a company-operated site, to acquire two new company-operated sites and to acquire a minority interest in a related business.

         We used $25.2 million of cash in financing activities during 2002, primarily to reduce our debt. We made net repayments of outstanding borrowings under our revolving credit facility of $21.5 million and made scheduled debt payments of $3.4 million. For the year ended December 31, 2001, cash flows from financing activities were negligible. We made net borrowings of $3.6 million under our revolving credit facility, paid $3.3 million of costs of our merger and recapitalization transactions of November 2000, and had net payments of $0.3 million for other financing activities. Net cash flows provided by financing activities were $22.1 million in 2000. During 2000, we had net borrowings under our revolving credit facilities of $25.3 million. We also completed the 2000 Refinancing in connection with our merger and recapitalization transactions, which included proceeds from new debt borrowings of $511.0 million, proceeds from the issuances of stock of $208.7 million, repurchases of equity securities of $263.2 million, repayments of indebtedness of $423.6 million and payment of various related fees, expenses and prepayment penalties of $67.1 million. We also made $1.8 million of scheduled debt payments during 2000.

DESCRIPTION OF INDEBTEDNESS

         The Senior Credit Facility provides senior secured financing of up to $428.0 million, consisting of a $328.0 million term loan facility with a maturity of eight years and a $100.0 million revolving credit facility with a maturity of six years. We have pledged substantially all of our assets as collateral under the Senior Credit Facility. At December 31, 2002, we had outstanding borrowings and issued letters of credit of $22.4 million and $20.9 million, respectively, leaving $56.7 million of our $100 million revolving credit facility available for borrowings. The term loan facility and the revolving credit facility bear interest at a rate equal to:

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

         The Senior Credit Facility obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow amount (as defined in the agreement) generated in the previous year. For the year ended December 31, 2002 we generated approximately $22.6 million of Excess Cash Flow and, therefore, are obligated to prepay $11.3 million of the term loan by April 15, 2003. This $11.3 million mandatory prepayment will reduce the amounts otherwise scheduled to be repaid in each quarter after the prepayment, on a pro rata basis. After giving effect to this prepayment, the term loan facility will amortize each year in quarterly amounts in the following approximate aggregate principal amounts for each year set forth below.


         YEAR ENDED                     PRINCIPAL
         DECEMBER 31,                  REPAYMENTS
         ------------                --------------
         2003...................     $   14,508,071
         2004...................          3,165,428
         2005...................          3,165,428
         2006...................          3,165,428
         2007...................         77,552,984
         2008...................        223,162,661
                                     --------------
         Total..................     $  324,720,000
                                     ==============


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

         We have outstanding at December 31, 2002, Senior Subordinated Notes due in 2009 with an aggregate face amount of $190 million. The Senior Subordinated Notes due 2009 were issued in November 2000. Our obligations under the notes are junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the Senior Credit Facility. The indenture restricts, among other things, our ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, and prohibits certain restrictions on the ability of our subsidiaries to pay dividends or make certain payments to us, and contains certain restrictions on our ability to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

         In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

         As of December 31, 2002, $4.3 million was outstanding under a note payable by us to a former operator of a site, which we refer to as the Santa Nella Note. The note bears interest at an annual rate of 5%, requires quarterly principal and interest payments of $98,000 through October 1, 2018 and is secured by the real estate and improvements located at the site.

OFF-BALANCE SHEET ARRANGEMENTS

         On September 9, 1999, we entered into a master lease program with a lessor that has been used to finance the construction of eight travel centers on land we own. These lease transactions are evaluated for lease classification in accordance with FAS 13. We do not consolidate the lessor so long as the owners of the lessor maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in a violation of our debt covenants. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to either purchase the improvements for an amount equal to the sum of (a) the outstanding indebtedness of the lessor and (b) the equity capital balance, or to make a termination payment to the lessor and abandon the travel centers. We anticipate that on September 9, 2006 we will renew and extend the lease agreement, but may either be unable to do so or elect not to do so and instead either pay approximately $58.2 million to acquire the leased assets or make the termination payment of approximately $44.1 million. As of December 31, 2002, the aggregate outstanding amount of the lessor's indebtedness and equity capital was $68.4 million.

         Under the related lease agreement, our quarterly lease payments are based on the capitalization and weighted-average cost of capital of the lessor. The lessor was initially capitalized with $2.4 million of equity and entered into a loan and security agreement through which it borrowed $69.7 million. The lessor's equity holders receive a return on their contributed capital equal to LIBOR plus 10.75%, while the interest rate for the indebtedness is equal to LIBOR plus a spread that will decrease from 4.0% to 3.0% as our ratio of total debt to EBITDA (as defined in our bank debt agreement) improves. Our quarterly rent payments are calculated to equal the quarterly interest expense, return on equity and debt amortization requirements of the lessor, based on a straight-line amortization schedule that ensures 20% of the underlying indebtedness is repaid by the expiration of the initial lease term on September 9, 2006. We do not guarantee the indebtedness of the lessor and the lessor's creditors have no recourse against us beyond our obligation to continue our rent payments.

         The following are additional amounts related to the master lease program (all amounts are as of or for the year ended December 31, 2002):

         - The lessor's total capitalization of $68.4 million consisted of $66.0 million of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

         - The lessor's assets related to the master lease program consisted of $67.5 million of tangible fixed assets, $1.7 million of capitalized interest and $2.9 million of deferred financing costs.

         - During 2002, for the seven sites that were leased for the full year and the one site that opened in July during the year, we recognized and paid lease rent expense under this master lease program of $5.8 million. Excluding this rent expense, these eight sites generated income of $10.0 million for the year ended December 31, 2002.

         - The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $5.1 million and $4.2 million, respectively, for the year ended December 31, 2002.

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor is not expected to result in a violation of our debt covenants.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                          PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                TOTAL         2003      2004-2005     2006-2007    THEREAFTER
                                      -------       -------    ---------     ---------    ----------
                                                               (IN MILLIONS OF DOLLARS)
Long-term debt(1)...................  $ 541.4       $  14.7      $  6.7       $ 103.5       $ 416.5
Operating leases(2).................    200.5          16.3        30.0          80.4          73.8
Other long-term liabilities(3)......      3.7             -         2.0           0.6           1.1
                                      -------       -------      ------       -------       -------
Total contractual cash obligations..  $ 745.6       $  31.0      $ 38.7       $ 184.5       $ 491.4
                                      =======       =======      ======       =======       =======

         (1)  Excludes interest.

         (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term and the travel centers are acquired by us in 2006 for $58.2 million.

         (3) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated. As of December 31, 2002, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $3.5 million.

         Our only commercial commitments of any significance are the $20.9 million of standby letters of credit we had outstanding as of December 31, 2002.

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

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2002, we had a reserve of $2.9 million for unindemnified environmental matters for which we are responsible. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity. For further discussion of environmental matters, see the "Business - Regulation" section of this annual report and the footnotes to the audited consolidated financial statements included elsewhere in this annual report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We adopted FAS 143 effective January 1, 2003. We are currently evaluating the effects of adopting FAS 143, but do not anticipate that adopting FAS 143 will have a material effect on our results of operations or financial position. FAS 143 has no effect on our liquidity.

         In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in a violation of our debt covenants or to have an effect on our liquidity.

         In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that, at the inception of a guarantee, the guarantor recognize a liability for the noncontingent portion of that guarantee, initially measured at fair value. FIN 45 also requires certain disclosures about guarantees. The initial recognition provisions of FIN 45 must be applied only on a prospective basis for guarantees issued after December 31, 2002, while we are required to adhere, and have adhered, to the disclosure requirements in our financial statements for 2002. While we offer a warranty of our workmanship in our truck maintenance and repair shops, the annual warranty expense and corresponding liability are immaterial. We do not issue or provide guarantees and do not expect the initial recognition provisions of FIN 45 to have a material effect on our results of operations or financial position. Adopting FIN 45 will not affect our liquidity.

         In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new accounting standard significantly changes how entities account for exit and disposal activities, including restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Such activities, and the related costs, have not been significant for us in previous years and we do not expect them to be in future years.

         In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FAS 123)." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the chosen method on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation and have made the required disclosures in our consolidated financial statements for 2002. For further discussion of stock-based employee compensation, see the footnotes to the consolidated financial statements included elsewhere in this annual report.

FORWARD-LOOKING STATEMENTS

         This annual report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this annual report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this annual report to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

         - competition from other travel center and truck stop operators, including additional or improved services or facilities of competitors, and from the potential commercialization of state-owned interstate rest areas;

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

         All of our forward-looking statements should be considered in light of these factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to commodity price risk and interest rate risk. Our fuel purchase contracts provide for purchase prices based on average market prices for diesel fuel and gasoline, exposing us to commodity price risk. We mitigate this risk exposure in several ways, but primarily by holding less than three days of diesel fuel inventory at our sites and selling a large portion of our fuel volume on the basis of a daily industry index of average fuel costs plus a pumping fee, which minimize the effect on our margins of sudden sharp changes in commodity market prices. We manage the price exposure related to sales volumes not covered by the daily industry index pricing formulae through the use, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. We had no open derivative contracts at any point in time during the year ended December 31, 2002.

         The interest rate risk faced by us results from our highly-leveraged position and our level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. We use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. At December 31, 2002, we were involved in no interest rate protection agreements.

         The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                              DECEMBER 31, 2002
                          ----------------------------------------------------------
                                 FIXED RATE                    VARIABLE RATE
                                INDEBTEDNESS                   INDEBTEDNESS
                          --------------------------  ------------------------------
                          PRINCIPAL      WEIGHTED                        WEIGHTED
                           PAYMENT        AVERAGE       PRINCIPAL         AVERAGE
                            AMOUNT     INTEREST RATE  PAYMENT AMOUNT   INTEREST RATE
                          ---------    -------------  --------------   -------------
                                           (DOLLARS IN THOUSANDS)

Year Ended December 31:
     2003...............  $     180        12.58%       $   3,194         4.66%
     2004...............        189        12.59%           3,165         4.66%
     2005...............        198        12.60%           3,165         4.66%
     2006...............        209        12.60%          36,879         4.66%
     2007...............        219        12.61%          77,553         4.66%
Thereafter..............    193,289        12.23%         223,164         4.66%
                          ---------                     ---------
Total...................  $ 194,284        12.51%       $ 347,120         4.66%
                          =========                     =========
Fair value..............  $ 204,271                     $ 347,120
                          =========                     =========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:                                     PAGE
                                                                                                       ----
   Financial Statements:
       Report of Independent Accountants.............................................................   40
       Consolidated Balance Sheet at December 31, 2001 and 2002......................................   41
       Consolidated Statement of Operations for each of the three years in the period ended
         December 31, 2002...........................................................................   42
       Consolidated Statement of Cash Flows for each of the three years in the period ended
         December 31, 2002...........................................................................   43
       Consolidated Statement of Nonredeemable Stockholders' Equity for each of the three years in
         the period ended December 31, 2002..........................................................   44
       Notes to the Consolidated Financial Statements................................................   45
   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts........................................................   83

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of
TravelCenters of America, Inc.

         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2003

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        2001            2002
                                                                                     ----------      ----------
                                                                                      (IN THOUSANDS OF DOLLARS)

ASSETS
Current assets:
   Cash...........................................................................  $   19,888      $   14,047
   Accounts receivable (less allowance for doubtful accounts of $3,060 for 2001
      and $2,025 for 2002)........................................................      43,856          44,295
   Inventories....................................................................      57,419          61,937
   Deferred income taxes..........................................................       5,044           4,221
   Other current assets...........................................................       8,121           8,164
                                                                                    ----------      ----------
        Total current assets......................................................     134,328         132,664
Property and equipment, net.......................................................     461,167         445,692
Intangible assets, net............................................................      23,561          25,908
Deferred financing costs, net.....................................................      30,202          27,452
Deferred income taxes.............................................................      19,908          16,069
Other noncurrent assets...........................................................      10,690          12,764
                                                                                    ----------      ----------
        Total assets..............................................................  $  679,856      $  660,549
                                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...........................................  $    3,409      $    3,460
   Accounts payable...............................................................      60,429          58,512
   Other accrued liabilities......................................................      43,541          51,440
                                                                                    ----------      ----------
        Total current liabilities.................................................     107,379         113,412
Commitments and contingencies.....................................................           -               -
Long-term debt (net of unamortized discount)......................................     548,869         525,131
Deferred income taxes.............................................................       2,851           2,364
Other noncurrent liabilities......................................................       7,857           3,696
                                                                                    ----------      ----------
                                                                                       666,956         644,603

Redeemable equity.................................................................         565             681
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity......................     213,923         215,843
   Accumulated deficit (Note 15)..................................................    (201,588)       (200,578)
                                                                                    ----------      ----------
      Total nonredeemable stockholders' equity....................................      12,335          15,265
                                                                                    ----------      ----------
      Total liabilities, redeemable equity and nonredeemable stockholders' equity.  $  679,856      $  660,549
                                                                                    ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2000           2001            2002
                                                               -----------    -----------     -----------
                                                                       (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel.....................................................   $ 1,485,732    $ 1,331,807     $ 1,237,989
   Non-fuel.................................................       555,491        585,717         616,919
   Rent and royalties.......................................        18,822         17,491          15,539
                                                               -----------    -----------     -----------
       Total revenues.......................................     2,060,045      1,935,015       1,870,447
Cost of goods sold (excluding depreciation):
   Fuel.....................................................     1,382,224      1,228,544       1,136,368
   Non-fuel.................................................       229,096        239,209         253,312
                                                               -----------    -----------     -----------
       Total cost of goods sold (excluding depreciation)....     1,611,320      1,467,753       1,389,680
                                                               -----------    -----------     -----------

Gross profit (excluding depreciation).......................       448,725        467,262         480,767

Operating expenses..........................................       308,480        325,736         330,206
Selling, general and administrative expenses................        38,160         38,279          38,073
Transition expense..........................................           996              -               -
Merger and recapitalization expenses........................        22,004              -               -
Depreciation and amortization expense.......................        62,768         63,508          60,773
(Gain) on sales of property and equipment...................        (1,462)        (1,788)         (1,089)
Stock compensation expense (benefit)........................        (1,362)             -               -
                                                               ------------   -----------     -----------

Income from operations......................................        19,141         41,527          52,804
Interest and other financial costs, net.....................       (47,143)       (57,818)        (51,286)
                                                               -----------    -----------     -----------

Income (loss) before income taxes and extraordinary item....       (28,002)       (16,291)          1,518
Provision (benefit) for income taxes........................        (4,088)        (6,449)            508
                                                               -----------    -----------     -----------
Income (loss) before extraordinary item.....................       (23,914)        (9,842)          1,010
Extraordinary loss, less income tax benefits of $7,110......       (13,800)             -               -
                                                               -----------    -----------     -----------

Net income (loss)...........................................       (37,714)        (9,842)          1,010

Less: preferred dividend accretion..........................        (8,255)             -               -
                                                               -----------    -----------     -----------
Income (loss) available to common stockholders..............   $   (45,969)   $    (9,842)    $     1,010
                                                               ===========    ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------
                                                                          2000         2001         2002
                                                                       ---------     ---------    --------
                                                                            (IN THOUSANDS OF DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................  $ (37,714)    $ (9,842)    $  1,010
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary loss, less income tax benefits...................     13,800            -            -
      Merger and recapitalization expenses...........................     22,004            -            -
      Depreciation and amortization..................................     62,768       63,508       60,773
      Amortization of deferred financing costs.......................      1,457        2,620        3,050
      Deferred income tax provision..................................     (7,281)      (8,056)       3,183
      Provision for doubtful accounts................................      1,560        1,000          100
      Provision (benefit) for stock compensation.....................     (1,362)           -            -
      (Gain) on sales of property and equipment......................     (1,462)      (1,788)      (1,089)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable..........................................    (22,332)      34,444       (2,194)
        Inventories..................................................     (1,148)       4,353       (3,819)
        Other current assets.........................................      2,902        3,259         (550)
        Accounts payable and other accrued liabilities...............     36,079      (47,832)       4,475
      Other, net.....................................................     (3,319)      (4,560)      (3,427)
                                                                       ---------     --------     --------
      Net cash provided by operating activities......................     65,952       37,106       61,512
                                                                       ---------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions.............................................     (9,675)           -       (4,243)
   Proceeds from sales of property and equipment.....................        667        8,256        4,773
   Capital expenditures..............................................    (68,107)     (54,490)     (42,640)
                                                                       ---------     --------     --------
      Net cash used in investing activities..........................    (77,115)     (46,234)     (42,110)
                                                                       ---------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings (repayments), net.......................     25,300        3,600      (21,500)
   Long-term debt borrowings.........................................    510,962            -            -
   Long-term debt repayments.........................................   (388,685)        (165)      (3,409)
   Proceeds from issuance of stock...................................    208,717           38          116
   Repurchase of equity securities...................................   (267,055)           -            -
   Debt issuance costs...............................................    (32,932)        (160)        (300)
   Stock issuance costs..............................................     (3,015)           -            -
   Premiums paid on debt extinguishment .............................    (12,778)        (899)           -
   Merger and recapitalization expenses paid.........................    (18,253)      (2,417)        (150)
   Other.............................................................       (119)           -
                                                                       ---------     --------     --------
      Net cash provided by (used in) financing activities............     22,142           (3)     (25,243)
                                                                       ---------     --------     --------

        Net increase (decrease) in cash..............................     10,979       (9,131)      (5,841)

Cash at the beginning of the year....................................     18,040       29,019       19,888
                                                                       ---------     --------     --------

Cash at the end of the year..........................................  $  29,019     $ 19,888     $ 14,047
                                                                       =========     ========     ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY


                                                                                YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                          2000          2001           2002
                                                                       ----------     ----------    -----------
                                                                              (IN THOUSANDS OF DOLLARS)

PREFERRED STOCK:
   Balance at beginning of year....................................    $       38     $        -    $         -
      Leveraged recapitalization equity security redemptions.......           (38)             -              -
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $        -     $        -    $         -
                                                                       ==========     ==========    ===========
COMMON STOCK:
   Balance at beginning of year....................................    $       17     $        3    $         3
          Stock option exercises...................................             1              -              -
          Classify management shares as redeemable equity..........            (1)             -              -
          Leveraged recapitalization equity security redemptions...           (14)             -              -
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $        3     $        3    $         3
                                                                       ==========     ==========    ===========

TREASURY STOCK:
   Balance at beginning of year....................................    $   (9,058)    $        -    $         -
          Purchases of treasury stock..............................        (1,894)             -              -
          Cancel treasury shares...................................        10,952              -              -
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $        -     $        -    $         -
                                                                       ==========     ==========    ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year....................................    $   61,122     $  215,840    $   215,840
          Issuance of common stock.................................       205,038              -              -
          Stock option exercises...................................         4,521              -              -
          Issuance of stock warrants...............................         6,600              -              -
          Stock issuance costs.....................................        (3,015)             -              -
          Classify management shares as redeemable equity..........          (526)             -              -
          Leveraged recapitalization equity security redemptions...       (57,900)             -              -
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $  215,840     $  215,840    $   215,840
                                                                       ==========     ==========    ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of year....................................    $        -     $        -    $    (1,920)
          Change in accounting principle, net of tax of $176.......             -           (343)             -
          Change in fair value of interest rate swap agreement,
            net of tax.............................................             -         (1,577)         1,920
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $        -     $   (1,920)   $         -
                                                                       ==========     ==========    ===========

ACCUMULATED DEFICIT:
   Balance at beginning of year....................................    $  (24,764)    $ (191,746)   $  (201,588)
          Net income (loss)........................................       (37,714)        (9,842)         1,010
          Accretion of preferred stock dividends...................        (8,255)             -              -
          Leveraged recapitalization equity security redemptions ..      (121,013)             -              -
                                                                       ----------     ----------    -----------
   Balance at end of year..........................................    $ (191,746)    $ (201,588)   $  (200,578)
                                                                       ==========     ==========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2002, our geographically diverse nationwide network of full-service travel centers consisted of 152 sites located in 40 states. Our operations are conducted through three distinct types of travel centers:

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

Principles of Consolidation

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P., which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. National Auto/Truckstops, Inc. was a wholly owned subsidiary of ours until November 14, 2000, at which time it was merged with and into TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date (see Note
3).

Revenue Recognition

         Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company-operated sites for retail fuel and non-fuel sales. The estimated cost to us of the redemption by customers of

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


our loyalty program points is recorded as a discount against gross sales in determining the net sales amount presented in our consolidated statement of operations.

         Rent revenue is recognized monthly for the portion of each month that a lessee occupies one of our leased sites. Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our obligations under the related agreements. Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

         Buildings and site improvements..........   15-20 years
         Pumps and underground storage tanks......    5-10 years
         Machinery and equipment..................    3-15 years
         Furniture and fixtures...................    5-10 years

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

Intangible Assets

         Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141, "Business Combinations." FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Until December 31, 2001 goodwill and intangible assets with indefinite lives were amortized. Effective January 1, 2002, we adopted the provisions of

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Accordingly, effective January 1, 2002, we stopped amortizing our goodwill and our trademarks, which have indefinite lives. All of our intangible assets with indefinite lives are subject to the impairment tests required by FAS 142, which include an annual test completed as of January 1 of each year and tests throughout the year if circumstances indicate that the intangible assets may be impaired (see Note 10).

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

Impairment of Long-Lived Assets

         In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS 144 addresses financial reporting for the impairment or disposal of long-lived assets. We adopted FAS 144 effective January 1, 2002. Under FAS 144, impairment charges are recognized when the carrying value of a long-lived asset to be held and used in the business is not recoverable and exceeds its fair value, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. Impairment charges are included in depreciation and amortization expense in our consolidated statement of operations.

Classification of Costs and Expenses

         Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Operating expenses principally represent costs incurred in operating our sites, consisting primarily of labor, maintenance, supplies, utilities and occupancy costs. Transition expenses represent the nonrecurring costs we incurred in integrating the BP network, the Unocal network, the Burns Bros. network and the Travel Ports network into a single network under one management, including severance and relocation expenses, costs to convert acquired sites, costs to dispose of leased sites, convert leased sites to company-operated sites and terminate franchise agreements, and related travel and training expenses. See Note 5 for a discussion of the Combination Plan under which the majority of these costs have been incurred. Merger and recapitalization expenses represent the nonrecurring costs incurred in completing a recapitalization and a merger with TCA Acquisition Corporation. These costs principally consist of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management. See Note 4 for a discussion of the merger and recapitalization transactions. Costs of advertising are expensed as incurred.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Stock-Based Employee Compensation

         We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For granted options that vest over time, no compensation expense is reflected in net income, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved. The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          2000            2001            2002
                                                                       ----------      ----------      ----------
                                                                                (IN THOUSANDS OF DOLLARS)

Net income (loss), as reported......................................   $  (37,714)     $   (9,842)     $    1,010
Deduct:  Total stock-based employee compensation expense
    determined under fair value based methods for all awards,
    net of related tax effects......................................            -            (637)           (703)
                                                                       ----------      ----------      ----------
Pro forma net income (loss).........................................   $  (37,714)     $  (10,479)     $      307
                                                                       ==========      ==========      ==========

         The fair value of these options used to calculate the pro forma compensation expense amounts was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

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

Defined Contribution Plan

         We sponsor a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation and are recognized in operating expenses in the period incurred.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Asset Retirement Obligations

         In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We adopted FAS 143 effective January 1, 2003. We are currently evaluating the effects of adopting FAS 143, which primarily applies to us with respect to our underground storage tanks, but do not anticipate that adopting FAS 143 will have a material effect on our results of operations or financial position. FAS 143 has no effect on our liquidity.

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

Derivative Instruments

         We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We use derivatives to manage risk arising from changes in interest rates. Our objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in interest rates. (See Note 19.)

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

         Long-term debt: The fair value of our fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of our fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to us for financings with similar terms and maturities. (See Note 13.)

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Interest Rate Protection Agreements: The fair values of our interest rate protection agreements are based on bank-quoted market prices. (See Note 13.)

3.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

         The following table provides a reconciliation of the prior-year periods' reported net income (loss) to adjusted net income (loss) had FAS 142 been applied as of the beginning of 2000.

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                       --------------------------------------
                                          2000          2001           2002
                                       ---------      ---------     ---------
                                             (IN THOUSANDS OF DOLLARS)

Reported net income (loss)...........  $ (37,714)     $  (9,842)    $   1,010
Add back amortization (net of tax):
  Goodwill...........................      1,289          1,266             -
  Trademarks.........................        127            127             -
                                       ---------      ---------     ---------
Adjusted net income (loss)...........  $ (36,298)     $  (8,449)    $   1,010
                                       =========      =========     =========

         FAS 144. Effective January 1, 2002, we adopted FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amended previous accounting and disclosure requirements for impairments and disposals of long-lived assets, including with respect to discontinued operations. The provisions of FAS 144 are generally to be applied prospectively. Adoption of FAS 144 had an immaterial effect on our consolidated results of operations and financial position and had no effect on our liquidity.

         FAS 143. In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires recognition of the fair value of the liability associated with the legal obligation to retire long-lived assets in the period in which the obligation is incurred. At that time, an asset retirement cost of an equal amount is to be capitalized and subsequently allocated to expense using a systematic and rational approach over the estimated useful life of the related asset. We adopted FAS 143 effective January 1, 2003. We are currently evaluating the effects of adopting FAS 143, but do not anticipate that adopting FAS 143 will have a material effect on our results of operations or financial position. FAS 143 has no effect on our liquidity.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         FIN 46. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in a violation of our debt covenants or to have an effect on our liquidity. We adopted the disclosure requirements of FIN 46 in our consolidated financial statements for 2002.

         FIN 45. In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that, at the inception of a guarantee, the guarantor recognize a liability for the noncontingent portion of that guarantee, initially measured at fair value. FIN 45 also requires certain disclosures about guarantees. The initial recognition provisions of FIN 45 must be applied only on a prospective basis for guarantees issued after December 31, 2002, while we are required to adhere, and have adhered, to the disclosure requirements in our consolidated financial statements for 2002. While we offer a warranty of our workmanship in our truck maintenance and repair shops, the annual warranty expense and corresponding liability are immaterial. We do not issue or provide guarantees and do not expect the initial recognition provisions of FIN 45 to have a material effect on our results of operations or financial position. Adopting FIN 45 will not affect our liquidity.

         FAS 146. In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This new accounting standard significantly changes how entities account for exit and disposal activities, including restructuring activities. The provisions of FAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Such activities, and the related costs, have not been significant for us in previous years and we do not expect them to be in future years.

         FAS 148. In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FAS 123)." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the chosen method on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation and have made the required disclosures in our consolidated financial statements for 2002.

4.       MERGER AND RECAPITALIZATION TRANSACTIONS

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

         Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3,752,000 upon the exercise of stock options held by existing shareholders, which shares remain outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration paid in our merger and recapitalization transactions, was $220,020,000. The transactions described above have been accounted for as a leveraged recapitalization (see Note 15). We have retained the historical cost basis of our assets and liabilities, due to the significance of the ownership interest in us that was retained by continuing stockholders. We incurred $22,004,000 of expenses charged against operations in connection with the merger and recapitalization transactions. We also recognized an extraordinary loss of $13,800,000 (which was net of $7,110,000 of applicable income tax benefits) as a result of the early extinguishment of indebtedness completed as part of these transactions.

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

         We have also incurred transition expenses as a result of the Burns Bros. acquisition and the Travel Ports acquisition, primarily related to integrating the acquired sites into our network. As a result of implementing the combination plan and integrating the Burns Bros. network and Travel Ports network sites, for the year ended December 31, 2000, we incurred approximately $996,000 of expense, included in transition expense in our consolidated financial statements. No such expenses were incurred during 2001 and 2002.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.       COMPREHENSIVE INCOME

         Comprehensive income (loss) consisted of the following:

                                                                    YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000           2001          2002
                                                          ----------     -----------   ----------
                                                                 (IN THOUSANDS OF DOLLARS)

Net income (loss)......................................   $  (37,714)    $   (9,842)   $    1,010
Change in accounting principle, net of tax of $176.....            -           (343)            -
Gain (loss) on fair value of interest rate swap
  agreement, net of tax................................            -         (1,577)        1,920
                                                          ----------     ----------    ----------
  Total comprehensive income (loss)....................   $  (37,714)    $  (11,762)   $    2,930
                                                          ==========     ==========    ==========


         In recognizing the gain (loss) related to the changes in fair value of the interest rate protection agreement, for the year ended December 31, 2001 we increased our deferred tax assets by $814,000, while for the year ended December 31, 2002 we decreased our deferred tax assets by $990,000.

7.       INVENTORIES

         Inventories consisted of the following:

                                                                                DECEMBER 31,
                                                                        --------------------------
                                                                           2001            2002
                                                                        ----------      ----------
                                                                         (IN THOUSANDS OF DOLLARS)

Non-fuel merchandise..................................................  $   51,808      $   55,460
Petroleum products....................................................       5,611           6,477
                                                                        ----------      ----------
     Total inventories................................................  $   57,419      $   61,937
                                                                        ==========      ==========

8.       NOTES RECEIVABLE

         We have notes receivable agreements with certain parties that financed a portion of the purchases of travel center sites we have sold. The notes have original terms ranging from five to ten years and principally accrue interest at a variable rate of the prime lending rate plus 1% to 2%.

         We also have full recourse notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 14). These notes accrue interest at fixed rates between 4.86% and 7.0%, compounded semi-annually. Accrued and unpaid interest together with unpaid principal, if not sooner paid, is due and payable on the earliest of:

         -   the date of cessation of employment of the employee;

         - the date the employee is no longer the owner of the related shares of common stock; or

         -   generally, 14 1/2 years from the issuance date of the note.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Notes receivable consisted of the following:

                                                                 DECEMBER 31,
                                                           -------------------------
                                                             2001            2002
                                                           ---------       ---------
                                                           (IN THOUSANDS OF DOLLARS)

Principal amount of notes receivable outstanding......     $   1,621       $   1,636
Less: amount due for stock purchases..................           956           1,072
Less: allowance for doubtful notes....................           325             384
                                                           ---------       ---------
                                                                 340             180
Less: amounts due within one year, net of allowance...           340              44
                                                           ---------       ---------
Notes receivable, net.................................     $       -       $     136
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

9.       PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                    DECEMBER 31,
                                           ------------------------------
                                             2001                2002
                                           -----------        -----------
                                              (IN THOUSANDS OF DOLLARS)

Land .................................     $    67,003        $    68,253
Buildings and improvements............         368,251            391,896
Machinery, equipment and furniture....         233,043            247,120
Construction in progress..............          44,694             34,373
                                           -----------        -----------
     Total cost.......................         712,991            741,642
Less: accumulated depreciation........         251,824            295,950
                                           -----------        -----------
     Property and equipment, net......     $   461,167        $   445,692
                                           ===========        ===========

         At December 31, 2001, we were holding for sale eight facilities, two of which had been closed during 1999. Based on the estimated sales proceeds and costs of selling these sites, impairment charges of $2,489,000 and $1,475,000 were recognized during the years ended December 31, 2001 and 2002, respectively. These charges were included in depreciation and amortization expense in our consolidated statement of operations and our consolidated statement of cash flows. During 2002, we sold four of these facilities, including one of the closed locations, and in January 2003 we sold another of these facilities. The other three sites for which we had been accounting as assets held for sale were not sold within the one-year period required by FAS 144. Accordingly, we will no longer account for these sites as assets held for sale. A charge of $231,000 was recorded in the fourth quarter to recognize the depreciation expense related to those sites that had not been depreciated throughout the year while these sites were being accounted for as held for sale.

         Effective April 1, 2001, we changed our accounting estimates related to depreciation. Based upon our evaluation of our assets, our estimates of the useful lives for certain types of property and equipment were extended five years. These changes reduced depreciation expense by $8,514,000 and net loss by $5,142,000 for the year ended December 31, 2001.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.      INTANGIBLE ASSETS

         As part of acquisition of the Unocal network, we entered into a noncompetition agreement with Unocal pursuant to which Unocal agreed to refrain from re-entering the truckstop business for a period of ten years from the acquisition date. The intangible asset related to this noncompetition agreement represents the present value, at the time of the acquisition of the Unocal network, of the estimated cash flows we would lose due to competition resulting from re-entry of Unocal into the travel center market were they not constrained from doing so. The Unocal noncompetition agreement is being amortized over its ten year life, which expires in April 2003.

         Leasehold interest represents the value, obtained through the BP acquisition, of favorable lease provisions at one location, the lease for which extended 11 1/2 years from the date of the BP acquisition. The leasehold interest is being amortized over the 11-1/2 year period.

         Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols from BP and Travel Ports. The trademarks were being amortized until our adoption of FAS 142 on January 1, 2002 (See Note 3).

         Goodwill results from our business acquisitions and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired and was being amortized until our adoption of FAS 142 on January 1, 2002 (see Note 3). For the years ended December 31, 2000, 2001 and 2002, we recorded goodwill of $3,030,000, $145,000 and $4,242,000, respectively, in connection with converting leased sites to company-operated sites.

         Intangible assets consisted of the following:

                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                      2001            2002
                                                                    ---------    ---------
                                                                   (IN THOUSANDS OF DOLLARS)

Amortizable intangible assets:
       Noncompetition agreements.................................   $  17,200    $  17,200
       Leasehold interest........................................       1,724        1,724
       Other.....................................................         849          849
                                                                    ---------    ---------
           Total amortizable intangible assets...................      19,773       19,773
Less - accumulated amortization..................................      16,953       18,848
                                                                    ---------    ---------
           Net carrying value of amortizable intangible assets...       2,820          925
Net carrying value of goodwill...................................      19,343       23,585
Net carrying value of trademarks.................................       1,398        1,398
                                                                    ---------    ---------
           Intangible assets, net................................   $  23,561    $  25,908
                                                                    =========    =========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The changes in the carrying amount of goodwill for the years ended December 31, 2000, 2001 and 2002 were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                               ---------------------------------------
                                                 2000           2001           2002
                                               ----------     ----------    ----------
                                                      (IN THOUSANDS OF DOLLARS)

Balance as of beginning of period...........   $   19,387     $   20,790    $   19,343
Goodwill recorded during the period.........        3,030            145         4,242
Amortization recorded during the period.....       (1,627)        (1,592)            -
                                               ----------     ----------    ----------
Balance as of end of period.................   $   20,790     $   19,343    $   23,585
                                               ==========     ==========    ==========

         Total amortization expense for our amortizable intangible assets for the years ended December 31, 2000, 2001 and 2002 was $3,234,000, $1,896,000 and
$1,896,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for each of the three succeeding fiscal years are $678,000 for 2003; $176,000 for 2004 and $70,000 for 2005. Our amortizable intangible assets will be fully amortized during the year ending December 31, 2005.

11.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consisted of the following:

                                                     DECEMBER 31,
                                             ---------------------------
                                                2001            2002
                                             ---------        ---------
                                              (IN THOUSANDS OF DOLLARS)

Taxes payable, other than income taxes....   $  13,872        $  17,864
Accrued wages and benefits................      10,498           17,058
Interest payable..........................       5,105            4,640
Other accrued liabilities.................      14,066           11,878
                                             ---------        ---------
Total other accrued liabilities...........   $  43,541        $  51,440
                                             =========        =========

12.      REVOLVING LOAN

         We have available a revolving loan facility of $100,000,000 (see Note
13). The interest rate for borrowings under this revolving loan facility is based on either a prime rate-based alternate base rate plus 1.75% or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75%. Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 2001 and 2002, there were outstanding borrowings under our revolving credit facilities of $43,900,000 and $22,400,000, respectively. There were $20,948,000 of available borrowings reserved for letters of credit at December 31, 2002. The revolving loan facility matures in November 2006.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


13.      LONG-TERM DEBT

         In November 2000, in connection with our recapitalization and merger transactions (see Note 4), we completed a refinancing, which we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190,000,000 of senior subordinated notes due 2009 and borrowed $328,300,000 under our amended and restated senior credit facility that consisted of a fully-drawn $328,000,000 term loan facility and a $100,000,000 revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were utilized to:

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

         Long-term debt (net of unamortized discount) consisted of the following:

                                                                                        DECEMBER 31,
                                                                                  -------------------------
                                                      INTEREST     MATURITY         2001           2002
                                                      --------     --------       -----------  ------------
                                                                                  (IN THOUSANDS OF DOLLARS)

Senior Credit Facility - Term Loan (a)..............     (b)         2008         $  328,000     $  324,720
Senior Credit Facility - Revolver (a)...............     (c)         2006             43,900         22,400
Senior Subordinated Notes due 2009 (d)..............    12.75%       2009            190,000        190,000
Note payable (e)....................................     5.00%       2018              4,413          4,284
                                                                                  ----------     ----------

     Total..........................................                                 566,313        541,404
Less: amounts due within one year...................                                   3,409          3,460
Less: unamortized discount..........................                                  14,035         12,813
                                                                                  ----------     ----------

     Long-term debt (net of unamortized discount)...                              $  548,869     $  525,131
                                                                                  ==========     ==========

-----------
(a) On November 14, 2000, in connection with the 2000 Refinancing, we entered into a $428,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as our Senior Credit Facility. The Senior Credit Facility consists of a $328,000,000 term loan facility, which was fully drawn at closing, and a $100,000,000 revolving credit facility (see Note 12). Principal payments are due at each quarter end. The term loan facility matures in November 2008.

(b) Interest accrues at variable rates based on either adjusted LIBOR plus 3.25% or, at our election, a prime rate-based alternate base rate plus 2.25%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. The interest rate was set on December 20, 2002 at 4.67% for a 30 day period. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


(c) Interest accrues at variable rates based on either adjusted LIBOR plus 2.75% or, at our election, a prime rate-based alternate base rate plus 1.75%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2002 we had $16,000,000 of LIBOR borrowings at an average rate of 4.1875% for various 30-day periods ending in January 2002 and $6,400,000 of alternate base rate borrowings at 6.0%. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

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

         Mandatory Prepayments. The Senior Credit Facility obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow (as defined in the agreement) amount generated in the previous year. We generated no Excess Cash Flow during the years ended December 31, 2000 and 2001. For the year ended December 31, 2002 we generated approximately $22,627,000 of Excess Cash Flow and, therefore, are obligated to prepay $11,314,000 of the term loan by April 15, 2003. This $11,314,000 payment will reduce our scheduled future quarterly payments on a pro rata basis.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Debt Covenants. Under the terms of the Senior Credit Facility, we are required to maintain certain affirmative and negative covenants, that, among other things, limit the amount of indebtedness we can incur, limit the amount of lease payments we can make, limit the amount of dividend payments and debt prepayments we can make, limit the amount of capital expenditures we can make and require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with the covenants throughout 2002 and at December 31, 2002.

         Under the terms of the Indenture for the Senior Subordinated Notes due 2009, we are required to maintain certain affirmative and negative covenants that, among other things, limit our ability to incur indebtedness, pay dividends, redeem stock or sell assets or subsidiaries. We were in compliance with the covenants throughout 2002 and at December 31, 2002.

         Future Payments. Scheduled payments of long-term debt in the next five years, including the mandatory prepayment based on Excess Cash Flow generated in the year ended December 31, 2002, are $14,688,000 in 2003; $3,354,000 in 2004;
$3,364,000 in 2005; $25,774,000 in 2006 and $77,772,000 in 2007. Although we are
obligated to make a $11,314,000 mandatory prepayment of the term loan, based on our intent and ability to finance this short-term obligation with borrowings under the revolving credit facility that does not mature until 2006, we have continued to classify this $11,314,000 within the long-term debt balance in our consolidated balance sheet as of December 31, 2002.

         Fair Value. Based on the borrowing rates currently available to us for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes due 2009, the fair value of long-term debt at December 31, 2001 and 2002 was $576,242,000 and $551,391,000, respectively.

14.      REDEEMABLE EQUITY

         At December 31, 2001 and 2002, there were 175,498 and 182,800 shares, respectively, of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 2001 and 2002, the aggregate principal amount of such notes due us from the management employees was $956,000 and $1,072,000, respectively (see Note 8), and is reflected as a reduction to the redeemable common stock balance.

         Under the terms of the management subscription agreements and other agreements governing the management shares, the management employees have rights to require us to repurchase the management shares at fair market value upon the employee's termination of employment due to death, disability or scheduled retirement. Repurchase will generally be for cash at the fair market value on the date of termination if termination is due to death or disability or scheduled retirement at or after age 62, or for cash in installments over a period of years at fair market value each year if termination is due to scheduled retirement prior to age 62. Prior to an initial public offering of our common stock, the fair market value is determined by a formula set forth in the agreement that can be modified by the Board of Directors. The formula to calculate the fair market value is (A) the product of (1) a multiplier (currently 6.5) and (2) EBITDA (as defined in our bank debt agreement) for the most recent four consecutive full fiscal quarters, plus (B) consolidated cash and cash equivalents in excess of $10,000,000, minus (C) consolidated indebtedness, divided by (D) the total number of shares of common stock outstanding on a fully diluted basis assuming full conversion and exercise of all common stock equivalents and similar stock rights.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board's good faith determination that repurchases would not cause undue financial strain on us. The Senior Credit Facility and the Senior Subordinated Notes limit our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to retained earnings. Such a charge to retained earnings will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder's shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled.

15.  NONREDEEMABLE STOCKHOLDERS' EQUITY

     Common stock and other nonredeemable stockholders' equity consisted of the following:

                                                                                          DECEMBER 31,
                                                                              --------------------------------------
                                                                                    2001                2002
                                                                              ------------------ -------------------
                                                                                    (IN THOUSANDS OF DOLLARS)
Common Stock - 20,000,000 shares authorized, $0.00001
     par value, 6,932,196 and 6,939,498 shares
     outstanding at December 31, 2001 and 2002,
     respectively............................................................       $      3        $      3
Accumulated other comprehensive income.......................................         (1,920)              -
Additional paid-in capital...................................................        215,840         215,840
                                                                                    --------        --------
           Total.............................................................       $213,923        $215,843
                                                                                    ========        ========

     The numbers of outstanding shares of common stock in the table include the redeemable shares owned by certain of our management employees as discussed in
Note 14.

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

     * TCA Acquisition Corporation issued 6,456,698 shares of common stock to Oak Hill and other institutional investors for proceeds of $205,000,000 and then merged with and into us. We incurred $3,015,000 of fees and expenses related to the issuance of these shares of common stock. These stock issuance costs were charged against additional paid-in capital.

     * We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15,020,000 that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants for cash payments totaling $263,153,000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     *    All shares of treasury stock were cancelled.

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

OTHER COMMON STOCK ISSUANCES

     During the years ended December 31, 2000, 2001 and 2002, we issued 39,893, 2,434 and 7,302 respectively, shares of common stock to certain members of management for cash and notes receivable (see Notes 8, 14 and 17) aggregating $495,000, $77,000 and $232,000, respectively.

     In November 2000, Freightliner exercised an option to purchase 100,000 shares of common stock for cash consideration of $3,330,000.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet (see Note
14).

     Treasury Shares. From time to time we have acquired shares of our common stock from former stockholders. For the year ended December 31, 2000, we purchased 7,995,138 treasury shares. These shares were recorded at their acquisition cost of $253,649,000. As part of our recapitalization, we cancelled all of the treasury shares we owned, and since then we have acquired no treasury stock.

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

     Initial Warrants. The initial warrants entitle the holders to purchase 207,874 shares of our common stock at an exercise price of $0.001 per share.

     Contingent Warrants. The contingent warrants entitle the holders to purchase 69,291 shares of common stock at an exercise price of $0.001 per share. Since consummation of the private placement in November 2000, the contingent warrants have been held in escrow under an escrow agreement between us and State Street Bank and Trust Company, as escrow agent and, subject to some conditions that have been met, will be released from escrow and distributed to holders of the initial warrants on March 31, 2003, the contingent warrant release date. The contingent warrants were to be released from escrow and delivered to us for cancellation only if, as of December 31, 2002:

     * the Consolidated Leverage Ratio, as defined in the indenture governing the notes, is equal to or less than 4.5 to 1.0 and our chief financial officer delivers a certificate to that effect to the escrow agent prior to the contingent warrant release date, or

     *    all of the notes have been repaid, redeemed or repurchased by us.

As neither of these conditions were met on the contingent warrant release date, the contingent warrants will be distributed pro rata to all the registered holders of initial warrants determined as of the contingent warrant release date. To the extent an initial warrant is exercised prior to the contingent warrant release date, the last registered holder of the initial warrant will be treated as the registered holder of the initial warrant as of the contingent warrant release date for purposes of participating in the distribution of contingent warrants.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

STOCK AWARD AND OPTION PLANS

     2001 Stock Plan. During 2001, we granted to certain of our executives non-qualified stock options to purchase 944,881 shares of our common stock under a stock incentive plan our board of directors adopted in November 2000 and which was approved by a vote of our stockholders in 2001. All of the options have a term of 10 years from the date of grant, although the options will be terminated earlier if certain customary events occur. For example, if an executive's employment is terminated by us without cause or by the executive for good reason or due to death, disability or scheduled retirement, all vested options will expire 60 days following termination of employment. Under certain circumstances, the executive will be allowed to hold a limited portion of his unvested options for a longer period of time following termination of employment for further vesting. Each option grant consists of 41.67% time options and 58.33% performance options. Time options become exercisable with the passage of time, while performance options become exercisable if certain investment return targets are achieved. Time options generally vest 20% per year over a period of five years. Performance options vest if Oak Hill achieves specified internal rates of return on specified measurement dates. In general, the number of performance options that will vest is based upon Oak Hill achieving internal rates of return between 22.5% and 30.0% on a measurement date. A measurement date is generally defined as the earliest of (1) five years from the closing of the merger and recapitalization transactions (November 14, 2000), (2) specified dates following an initial public offering of our stock, depending on the date the initial public offering occurs, or (3) the date that at least 30% of our shares owned by Oak Hill are distributed to its limited partners or sold, except that a subsequent measurement date may occur if less than 100% of our shares owned by Oak Hill are so sold or distributed. Vesting is partially accelerated for time options following termination of employment due to death, disability or scheduled retirement. If a change of control occurs, the vesting of time options will fully accelerate. Option holders will have rights to require us to repurchase shares obtained upon the exercise of vested options upon a termination of employment due to disability, death or, subject to a six-month holding period, scheduled retirement, and, in certain limited cases, upon a change of control. In connection with our initial grant of options under this plan, we established and granted a discretionary pool of options that will be allocated periodically, first to new members of management who become option holders after the date of the initial grant, and then to other members on a pro rata basis. The total number of shares underlying the initial grant of options will not increase as a result. The time options are subject to fixed plan accounting and, accordingly, no charge to earnings will be required with respect to them since the exercise price equaled the fair

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value at the date of grant. The performance options are subject to variable plan accounting and, accordingly, a non-cash charge to earnings will be required when it becomes probable that the performance triggers for such options will be achieved. It is not possible to determine at this time, nor may it be possible until close to the end of the five-year performance period, whether it will be probable that we will achieve the performance triggers. It is not possible to predict whether any such required non-cash charge will be material to our results for the period in which the charge is recognized, as we expect that the performance triggers can only be attained as a result of a significant increase in our results of operations. The options granted to future participants in the option plan under the discretionary pool, including time options, also may be subject to a compensation charge.

     As part of our merger and recapitalization transactions in November 2000, all of the then outstanding options to purchase shares of our common stock were required to be either exercised or cancelled. These options had been granted to certain members of management and nonemployee directors under the 1997 Stock Incentive Plan and the 1993 Stock Incentive Plan.

     Stock Option Status Summary. The following table reflects the status and activity of options under our stock plans:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                          2000            2001            2002
                                                                     --------------- --------------- ---------------
Options outstanding, beginning of year...............................      777,280               -         944,881
Granted..............................................................      325,000         944,881               -
Exercised............................................................      (37,572)              -               -
Canceled.............................................................   (1,064,708)              -               -
                                                                      ------------     -----------     -----------
Options outstanding, end of year.....................................            -         944,881         944,881
                                                                       ===========     ===========     ===========
Options exercisable, end of year.....................................            -          78,740         157,480
Options available for grant, end of year.............................            -               -               -

     The weighted-average exercise price was $31.75 per share for those options granted during 2001 and for all outstanding options as of December 31, 2001 and 2002. The weighted-average exercise price was $33.30 for those options granted during 2000.

     We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2001 and 2002, no stock-based employee compensation cost is reflected in net income, as all time options granted under those plans had an excise price equal to the market value of the underlying common stock on the date of grant and the vesting of the performance options is not considered to be probable. For the year ended December 31, 2000, the stock-based employee compensation cost recognized in relation to the options granted under the 1997 Stock Plan was based on the $31.75 fair market value per share reflected in the merger and recapitalization transactions and represented a benefit of $1,362,000 as a result of exercising or canceling, for a cash settlement, all outstanding options granted under the 1997 Stock Plan, which was cancelled as part of the recapitalization, at a decreased fair market value per share from 1999.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.  INCOME TAXES

     The (benefit) provision for income taxes was as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                          2000            2001            2002
                                                                     --------------- --------------- ---------------
                                                                               (IN THOUSANDS OF DOLLARS)
Current:
   Federal...........................................................  $    2,418      $        -      $   (3,902)
   State.............................................................         775           1,607           1,227
                                                                       ----------      ----------      ----------
                                                                            3,193           1,607          (2,675)
                                                                       ----------      ----------      ----------
Deferred:
   Federal...........................................................      (8,285)         (8,447)          3,544
   State.............................................................       1,004             391            (361)
                                                                       ----------      ----------      ----------
                                                                           (7,281)         (8,056)          3,183
                                                                       ----------      -----------     ----------
        Total........................................................  $   (4,088)     $   (6,449)     $      508
                                                                       ==========      ===========     ==========

     The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------
                                                                         2000            2001            2002
                                                                     --------------- --------------- -----------
                                                                               (IN THOUSANDS OF DOLLARS)
U.S. federal statutory rate applied to income before taxes and
   extraordinary items...............................................  $  (9,801)      $  (5,702)      $     531
State income taxes, net of federal income tax benefit................      1,508           1,450             661
Non-deductible meals and entertainment expenses......................        132             172             165
Non-deductible amortization..........................................        240             240               -
Non-deductible merger and recapitalization expenses..................      3,745          (2,212)              -
Other non-deductible expenses........................................          -               -             142
Benefit of tax credits...............................................       (423)           (569)           (358)
Adjustment of estimated prior year tax liabilities...................          -               -            (625)
Other - net..........................................................        511             172              (8)
                                                                       ---------       ---------       ---------
        Total........................................................  $  (4,088)      $  (6,449)      $     508
                                                                       =========       ==========      =========

     For 2000, income tax benefits of $7,110,000 allocated to the extraordinary loss of $20,910,000 differ from the amount calculated at the federal statutory rate of 35% by $209,000. This difference is due to graduated tax rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income tax assets and liabilities resulted from the following:


                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                          2001            2002
                                                                                     --------------- ---------------
                                                                                       (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
   Accounts receivable.............................................................    $    1,330      $      947
   Inventory.......................................................................           337             357
   Intangible assets...............................................................         9,424           8,231
   Deferred revenues...............................................................           749             334
   Minimum tax credit..............................................................         5,304           3,001
   Net operating loss carryforward (expiring 2020-2021)............................        28,657          24,773
   General business credits (expiring 2009-2022)...................................         4,047           4,576
   Fair value of derivative instruments............................................           990               -
   Other accrued liabilities.......................................................         4,899           6,154
                                                                                       ----------      ----------
        Total deferred tax assets..................................................        55,737          48,373
                                                                                       ----------      ----------
Deferred tax liabilities:
   Property and equipment..........................................................       (33,636)        (30,445)
                                                                                       -----------     ----------
        Total deferred tax liabilities.............................................       (33,636)        (30,445)
                                                                                       -----------     ----------
        Net deferred tax assets....................................................    $   22,101      $   17,928
                                                                                       ==========      ==========

     At December 31, 2002, we had available to us a net operating loss carryforward of approximately $72,862,000 that consisted of $44,965,000 remaining carryforward generated in 2000 that expires in 2020 and $27,897,000 remaining carryforward generated in 2001 that expires in 2021. Internal Revenue Code Section 382 restricts our ability to utilize in the future the net operating loss that we generated in 2000 because of the change of control we experienced as a result of our merger and recapitalization transaction in November 2000. The amount of net operating loss we can utilize will be limited to approximately $12,000,000 per year and unused amounts of the annual Section 382 limitation can be carried forward to subsequent years within the carryforward period. As none of the 2000 net operating loss was utilized in 2001 and $4,370,000 was utilized in 2002, usage of the net operating loss generated in 2000 will be limited to approximately $31,630,000 for 2003. Usage of the net operating loss generated in 2001 is unlimited. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not such net deferred tax assets will be realized and, accordingly, we have not recognized a valuation allowance with respect to our net deferred tax assets. Most of our net operating loss carryforwards were generated as a result of our merger and recapitalization transactions in November 2000. The remainder of our net operating loss carryforwards result largely from depreciation and interest deductions and the trends for these items relative to operating income are expected to decline, enabling us to generate sufficient taxable income to utilize net operating loss carryforwards. The level of tax depreciation on our significant capital investments in 1993 and 1997 through 1999 began to diminish in 2002 and our level of capital investment in 2001, 2002 and future years as compared to prior years has been, and will be, reduced. The relative level of interest expense to operating income should diminish as the capital projects completed in 1999 through 2002 continue to mature and produce greater amounts of taxable income while our debt levels decrease or hold relatively steady, enabling us to keep our interest expense relatively constant or growing at a slower rate than operating income. Further, we could complete a sale/leaseback of certain of our travel centers. Although we would not ordinarily execute this tax planning strategy, we would do so to prevent our net operating loss carryforwards from expiring unused. The sale/leaseback would be expected to generate a sufficient taxable gain in the year consummated to fully utilize any expiring unused net operating loss carryforwards and could be expected to increase our taxable income in subsequent years as lower interest expense and depreciation deductions would, in all likelihood, more than offset the additional operating lease expense. However, ultimate realization of our net deferred tax assets could be negatively affected by market conditions and other variables not known or anticipated at this time.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     Our federal income tax returns for 2001 through 2002 are subject to examination by the Internal Revenue Service and certain of our state income tax returns for various states for various years from 1996 through 2002 are subject to examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.  RELATED PARTY TRANSACTIONS

     We lease one of our travel centers from a realty company owned by two individuals, one of whom was a stockholder and director of ours during a portion of 2000. Rent expense related to this lease for the year ended December 31, 2000 was $450,000.

     During 2000 certain of our former shareholders were paid fees aggregating $1,250,000 as consideration for their financial advisory services provided in completing the Burns Bros. acquisition, debt refinancings, the Travel Ports acquisition and the merger and recapitalization transactions. In addition, during 2000, Oak Hill and the Other Investors were paid fees aggregating $8,310,000 as consideration for their financial advisory services and other services provided as part of the merger and recapitalization transactions, including the related debt and equity financing transactions.

     During the years ended December 31, 2000, 2001 and 2002, we made purchases of diesel fuel in the amounts of $200,190,000, $201,291,000 and $183,217,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amounts of $16,622,000, $12,742,000 and $2,888,000, respectively, to this affiliate. We also lease a travel center from this affiliate. Rent expense related to this site for the years ended December 31, 2000, 2001 and 2002 was $335,000, $408,000 and $408,000, respectively. At
December 31, 2001 and 2002, our receivables from this affiliate were $789,000 and $151,000, respectively, while our payables to this affiliate were $944,000 and $357,000, respectively.

     Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 15 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,310,000 and $1,497,000 at December 31, 2001 and 2002, respectively.

18.  COMMITMENTS AND CONTINGENCIES

GUARANTEES

     In the normal course of business we periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or result of operations. We also offer a warranty of our workmanship in our truck maintenance and repair shops, but the annual warranty expense and corresponding liability are immaterial.

LEASE COMMITMENTS

     We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options, escalation clauses and, in certain cases, purchase options. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of December 31, 2002, were as follows:

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDING
DECEMBER 31,                                             MINIMUM LEASE PAYMENTS
                                                       (IN THOUSANDS OF DOLLARS)

2003...................................................     $  16,293
2004...................................................        15,416
2005...................................................        14,606
2006...................................................        73,146
2008...................................................         7,224
Thereafter.............................................        73,789
                                                            ---------
                                                            $ 200,474
                                                            =========

     The amount in the above table for minimum lease payments for 2006 assumes we will not renew this lease and will instead pay $58,188,000 to acquire the related assets. Currently, we would expect to renew and extend the lease at that time and not expend this amount.

     On September 9, 1999, we entered into a master lease program with a lessor that has been used to finance the construction of eight travel centers on land we own. These lease transactions are evaluated for lease classification in accordance with FAS 13. We do not consolidate the lessor so long as the owners of the lessor maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to either purchase the improvements for an amount equal to the sum of (a) the outstanding indebtedness of the lessor and (b) the equity capital balance, or to make a termination payment to the lessor and abandon the travel centers. We anticipate that on September 9, 2006 we will renew and extend the lease agreement, but may either be unable to do so or elect not to do so and instead either pay approximately $58,188,000 to acquire the leased assets or make the termination payment of approximately $44,077,000. As of December 31, 2002, the aggregate outstanding amount of the lessor's indebtedness and equity capital was $68,397,000.

     Under the related lease agreement, our quarterly lease payments are based on the capitalization and weighted-average cost of capital of the lessor. The lessor was initially capitalized with $2,380,000 of equity and entered into a loan and security agreement through which it borrowed $69,760,000. The lessor's equity holders receive a return on their contributed capital equal to LIBOR plus 10.75%, while the interest rate for the indebtedness is equal to LIBOR plus a spread that will decrease from 4.0% to 3.0% as our ratio of total debt to EBITDA (as defined in our bank debt agreement) improves. Our quarterly rent payments are calculated to equal the quarterly interest expense, return on equity and debt amortization requirements of the lessor, based on a straight-line amortization schedule that ensures 20% of the underlying indebtedness is repaid by the expiration of the initial lease term on September 9, 2006. We do not guarantee the indebtedness of the lessor and the lessor's creditors have no recourse against us beyond our obligation to continue our rent payments.

     The following are additional amounts related to the master lease program (all amounts are as of or for the year ended December 31, 2002):

     * The lessor's total capitalization of $68,397,000 consisted of $66,017,000 of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2,380,000 of general and limited partners' contributed capital.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     * The lessor's assets related to the master lease program consisted of $67,502,000 of tangible fixed assets, $1,700,000 of capitalized interest and $2,938,000 of deferred financing costs.

     * During 2002, for the seven sites that were leased for the full year and the one site that opened in July during the year, we recognized and paid lease rent expense under this master lease program of $5,846,000. Excluding this rent expense, these eight sites generated income of $9,999,000 for the year ended December 31, 2002.

     * The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $5,063,000 and $4,170,000, respectively, for the year ended December 31, 2002.

     In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action.

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

     We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $3,363,000, $3,222,000 and $3,947,000 in 2000, 2001 and 2002, respectively.

     We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations or instances of noncompliance, or compliance costs incurred in connection therewith, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at a number of sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these matters, based on our current knowledge, we do not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to our results of operation or financial condition. While the aforementioned matters are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or other of our properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2002, we had a reserve for these matters of $2,924,000. We expect that the cash outlays related to the matters for which we have accrued this reserve will be paid out over a period of several years. While it is not possible to quantify with certainty the environmental exposure, in our opinion the potential liability, beyond that considered in the reserve, for all proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity. However, it is reasonably possible that a material change in estimate will occur in the near term as new matters, or new facts regarding established matters, are identified and/or as Environmental Laws and other requirements of government agencies continue to evolve.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

19.  DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

     We attempt to manage the risk arising from changes in interest rates by using derivative financial instruments such as interest rate swaps. On November 14, 2000, we entered into an interest rate swap agreement with a notional principal amount of $80,000,000 to exchange our variable rate of LIBOR plus 3.25% with a fixed interest rate of 6.0875%. The swap agreement matured on December 15, 2002. We had no swap agreements in place as of December 31, 2002.

     To qualify for hedge accounting, derivative contracts must meet defined correlation and effectiveness criteria, be designated as hedges and result in cash flows and financial statement effects which substantially offset those of the position being hedged. Amounts receivable or payable under derivative financial instrument contracts, when recognized, are reported in our consolidated balance sheet. Pursuant to the provisions of FAS 133, we determined that the interest rate swap agreement was 100% effective and qualified for cash flow hedge accounting.

     The fair value of the interest rate swap at the time of transition resulted in a reduction of accumulated other comprehensive income of $343,000 (net of tax), which was recorded as the cumulative effect of an accounting change in the first quarter of 2001. The decline in the fair value of the swap agreement for the year ended December 31, 2001, based on bank-quoted market prices, resulted in the recognition of a further decrease in other comprehensive income of $1,577,000 (net of tax), and a liability of $2,911,000 as of December 31, 2001. During the year ended December 31, 2002, the fair value of the swap agreement increased until its maturity on December 15, 2002, resulting in the recognition of an increase in other comprehensive income of $1,920,000 (net of tax).

20.  OPERATING LEASES AS A LESSOR

     Twenty-five of the travel centers we owned during the year ended December 31, 2002 were leased to franchisees under operating lease agreements. During 2002, five of these leases were mutually terminated, and, as a result, these sites were converted to company-operated sites. At December 31, 2002, we had such lease arrangements in place at 20 of our sites. Our lease agreements provide for initial terms of ten years with two renewal terms of five years each. Rent revenue from such operating lease arrangements totaled $11,808,000, $10,981,000 and $9,488,000 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, the cost and accumulated depreciation of the assets covered by these lease agreements was $56,160,000 and $28,144,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


21.  OTHER INFORMATION


                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            2000            2001           2002
                                                                       --------------- ------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS)
Operating expenses and Selling, general and administrative
   expenses included the following:
   Rent expense under operating leases.................................  $   17,986      $   21,197     $   20,817
   Repairs and maintenance expenses....................................  $    7,863      $   12,596     $   12,055
   Advertising expenses................................................  $    9,262      $    6,676     $    7,047
   Taxes other than payroll and income taxes...........................  $    5,580      $    6,480     $    7,840
   401(k) plan contribution expense....................................  $    1,712      $    1,818     $    1,779

Interest and other financial costs consisted of the following:
   Cash interest expense...............................................  $  (45,712)     $  (54,206)    $  (47,171)
   Cash interest income................................................         260             120            157
   Amortization of discount on debt....................................        (234)         (1,112)        (1,222)
   Amortization of deferred financing costs............................      (1,457)         (2,620)        (3,050)
                                                                         -----------     -----------    ----------
   Interest and other financial costs, net.............................  $  (47,143)     $  (57,818)    $  (51,286)
                                                                         ==========      ===========    ==========

22.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                          2000            2001            2002
                                                                     --------------- --------------- ---------------
                                                                               (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings............................................ $   364,800     $   669,600     $   473,800
Revolving loan repayments............................................    (339,500)       (666,000)       (495,300)
                                                                      -----------     -----------     -----------
   Revolving loan borrowings (repayments), net....................... $    25,300     $     3,600     $   (21,500)
                                                                      ===========     ===========     ===========
Cash paid during the year for:
   Interest.......................................................... $    43,507     $    57,830     $    47,480
   Income taxes (net of refunds)..................................... $     1,931     $    (4,356)    $    (2,559)

Inventory, property and equipment, and goodwill received in .........
   liquidation of trade accounts and notes receivable................ $       646     $         -     $     2,060
Notes received from sales of property and equipment.................. $       340     $         -     $       250
Notes received upon common stock issuance............................ $        37     $        39     $       116

     In 2000, we assumed a note payable for $549,000 as part of the consideration in acquiring a travel center business and we recognized a receivable of $2,088,000 upon the sale of a travel center for the cash proceeds we did not receive from an escrow account until 2001.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


23.  CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

     The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2001 and 2002 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the years ended December 31, 2000, 2001 and 2002. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its subsidiaries and National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), and "Nonguarantor Subsidiary" refers to the balances of TA Franchise Systems Inc. "Eliminations" represent the adjustments necessary to
(a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

     The Guarantor Subsidiaries, (TA Operating Corporation, National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and Senior Subordinated Notes due 2009 (see Note 13).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                             DECEMBER 31, 2001
                                               ------------------------------------------------------------------------------
                                                   PARENT        GUARANTOR     NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                               --------------- ------------------------------ --------------- ---------------
                                                                         (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash....................................... $         -     $    19,888    $         -     $         -     $    19,888
    Accounts receivable, net...................           -          43,820          1,160          (1,124)         43,856
    Inventories................................           -          57,419              -               -          57,419
    Deferred income taxes......................           -           4,997             47               -           5,044
    Other current assets.......................         622           7,499              -               -           8,121
                                                -----------     -----------    -----------     -----------     -----------
         Total current assets..................         622         133,623          1,207          (1,124)        134,328
 Property and equipment, net...................           -         461,167              -               -         461,167
 Intangible assets, net........................           -          23,561              -               -          23,561
 Deferred financing costs, net.................      30,202               -              -               -          30,202
 Deferred income taxes.........................      28,571          (8,663)             -               -          19,908
 Other noncurrent assets.......................       1,249           9,441              -               -          10,690
 Investment in subsidiaries....................     226,137               -              -        (226,137)              -
                                                -----------     -----------    -----------     -----------     -----------
         Total assets.......................... $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                ===========     ===========    ===========     ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt....... $     3,280     $       129    $         -     $         -     $     3,409
    Accounts payable...........................           -          60,269            160               -          60,429
    Other accrued liabilities..................       2,605          40,818          1,242          (1,124)         43,541
                                                -----------     -----------    -----------     -----------     -----------
         Total current liabilities.............       5,885         101,216          1,402          (1,124)        107,379
 Long-term debt (net of unamortized discount)..     546,110           2,759              -               -         548,869
 Deferred income taxes.........................           -           2,851              -               -           2,851
 Intercompany payable (receivable).............    (282,279)        287,346         (5,067)              -               -
 Other noncurrent liabilities..................       2,911           4,946              -               -           7,857
                                                -----------     -----------   ------------     -----------     -----------
         Total liabilities.....................     272,627         399,118         (3,665)         (1,124)        666,956

 Redeemable equity.............................         565               -              -               -             565

 Nonredeemable stockholders' equity:
    Common stock and other nonredeemable
      stockholder equity.......................     215,177         192,335              -        (193,589)        213,923
      Retained earnings (deficit)..............    (201,588)         27,676          4,872         (32,548)       (201,588)
                                                -----------     -----------    -----------     -----------     -----------

         Total nonredeemable stockholders'
            equity.............................      13,589         220,011          4,872        (226,137)         12,335
                                                -----------     -----------    -----------     -----------     -----------
         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity............................. $   286,781     $   619,129    $     1,207     $  (227,261)    $   679,856
                                                ===========     ===========    ===========     ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         DECEMBER 31, 2002
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                                COMPANY     SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                            ------------------------------ ------------------------------ ---------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $        -     $   14,047      $        -     $        -      $   14,047
    Accounts receivable, net..............             -         44,429             857           (991)         44,295
    Inventories...........................             -         61,937               -              -          61,937
    Deferred income taxes.................             -          4,181              40              -           4,221
    Other current assets..................           445          7,719               -              -           8,164
                                              ----------     ----------      ----------     ----------      ----------
         Total current assets.............           445        132,313             897           (991)        132,664
 Property and equipment, net..............             -        445,692               -              -         445,692
 Intangible assets........................             -         25,908               -              -          25,908
 Deferred financing costs.................        27,452              -               -              -          27,452
 Deferred income taxes....................        23,696         (7,627)              -              -          16,069
 Other noncurrent assets................             996         11,768               -              -          12,764
 Investment in subsidiaries...............       243,555              -               -       (243,555)              -
                                              ----------     ----------      ----------     ----------      ----------
         Total assets.....................    $  296,144     $  608,054      $      897     $ (244,546)     $  660,549
                                              ==========     ==========      ==========     ==========      ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    3,280     $      180      $        -     $        -      $    3,460
    Accounts payable......................             -         58,354             158              -          58,512
    Other accrued liabilities.............         3,079         48,212           1,140           (991)         51,440
                                              ----------     ----------      ----------     ----------      ----------
         Total current liabilities........         6,359        106,746           1,298           (991)        113,412
 Long-term debt (net of unamortized
    discount).............................       522,440          2,691               -              -         525,131
 Deferred income taxes....................             -          2,364               -              -           2,364
 Intercompany advances....................      (249,856)       255,223          (5,367)             -               -
 Other noncurrent liabilities.............             -          3,696               -              -           3,696
                                              ----------     ----------      ----------     ----------      ----------
         Total liabilities................       278,943        370,720          (4,069)          (991)        644,603
 Redeemable equity........................           681              -               -              -             681
 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity..............................       217,098        192,336               -       (193,591)        215,843
    Retained earnings (accumulated deficit)     (200,578)        44,998           4,966        (49,964)       (200,578)
                                              ----------     ----------      ----------     ----------      ----------
         Total nonredeemable stockholders'
            equity........................        16,520        237,334           4,966       (243,555)         15,265
                                              ----------     ----------      ----------     ----------      ----------
         Total liabilities, redeemable
            equity and nonredeemable
            stockholders' equity..........    $  296,144     $  608,054      $      897     $ (244,546)     $  660,549
                                              ==========     ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:


                                                                     YEAR ENDED DECEMBER 31, 2000
                                            -------------------------------------------------------------------------------
                                               PARENT         GUARANTOR     NONGUARANTOR
                                               COMPANY       SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS     CONSOLIDATED
                                            -------------- ------------------------------- -------------- -----------------
                                                                      (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $ 1,485,732      $        -     $        -     $  1,485,732
    Non-fuel...............................            -         555,491               -              -          555,491
    Rent and royalties.....................            -          16,447           7,014         (4,639)          18,822
                                              ----------     -----------      ----------     ----------     ------------
    Total revenues.........................            -       2,057,670           7,014         (4,639)       2,060,045
 Cost of goods sold  (excluding
    depreciation)..........................            -       1,611,320               -              -        1,611,320
                                              ----------     -----------      ----------     ----------     ------------
 Gross profit (excluding depreciation).....            -         446,350           7,014         (4,639)         448,725

 Operating expenses........................            -         308,390           4,729         (4,639)         308,480
 Selling, general and
     administrative expenses...............          607          31,689           5,864              -           38,160
 Transition expense........................            -             996               -              -              996
 Merger and recapitalization expenses......       22,004               -               -              -           22,004
 Depreciation and amortization expense.....            -          62,768               -              -           62,768
 (Gain) loss on sale of property and
    equipment..............................            -          (1,462)              -              -           (1,462)
 Stock compensation expense (benefit)......            -          (1,362)              -              -           (1,362)
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) from operations.............      (22,611)         45,331          (3,579)             -           19,141
 Interest and other financial costs, net...      (11,069)        (36,071)             (3)             -          (47,143)
 Equity income (loss)......................      (11,471)              -               -         11,471                -
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) before income taxes and
    extraordinary item.....................      (45,151)          9,260          (3,582)        11,471          (28,002)
 Provision (benefit) for income taxes......       (7,603)          4,778          (1,263)             -           (4,088)
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) before extraordinary item...      (37,548)          4,482          (2,319)        11,471          (23,914)
 Extraordinary loss (less applicable income
    tax benefit)...........................      (13,800)              -               -              -          (13,800)
                                              ----------     -----------      ----------     ----------     ------------
 Net income (loss).........................      (51,348)          4,482          (2,319)        11,471          (37,714)

 Less: preferred dividends accretion.......       (8,255)              -               -              -           (8,255)
                                              ----------     -----------      ----------     ----------     ------------
 Income (loss) available to common
    stockholders...........................   $  (59,603)    $     4,482      $   (2,319)    $   11,471     $    (45,969)
                                              ==========     ===========      ==========     ==========     ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                  YEAR ENDED DECEMBER 31, 2001
                                            --------------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                              COMPANY       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            -------------- -------------- -------------- -----------------------------
                                                                    (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -   $  1,331,807     $        -    $        -   $  1,331,807
    Non-fuel...............................            -        585,717              -             -        585,717
    Rent and royalties.....................            -         15,395          6,510        (4,414)        17,491
                                              ----------     ----------     ----------    -----------    ----------
    Total revenues.........................            -      1,932,919          6,510        (4,414)     1,935,015
 Cost of goods sold  (excluding
    depreciation)..........................            -      1,467,753              -             -      1,467,753
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        465,166          6,510        (4,414)       467,262
 Operating expenses........................            -        325,676          4,474        (4,414)       325,736
 Selling, general and
     administrative expenses...............          609         35,288          2,382             -         38,279
 Depreciation and amortization expense.....            -         63,508              -             -         63,508
 (Gain) loss on sale of property and
    equipment..............................            -         (1,788)             -             -         (1,788)
                                              ----------     ----------     ----------    ----------     -----------
 Income (loss) from operations.............         (609)        42,482           (346)            -         41,527
 Interest and other financial costs, net...      (25,338)       (32,480)             -             -        (57,818)
 Equity income (loss)......................        5,559              -              -        (5,559)             -
                                              ----------     ----------     ----------    -----------    ----------
 Income (loss) before income taxes.........      (20,388)        10,002           (346)       (5,559)       (16,291)
 Provision (benefit) for income taxes......      (10,546)         4,252           (155)            -         (6,449)
                                              -----------    ----------     -----------   ----------     -----------
 Net income (loss).........................   $   (9,842)    $    5,750     $     (191)   $   (5,559)    $   (9,842)
                                              ==========     ==========     ===========   ===========    ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  YEAR ENDED DECEMBER 31, 2002
                                            --------------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                              COMPANY       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            -------------- -------------- -------------- -----------------------------
                                                                    (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................   $        -     $1,237,989     $        -    $        -     $1,237,989
    Non-fuel...............................            -        616,919              -             -        616,919
    Rent and royalties.....................            -         13,842          6,036        (4,339)        15,539
                                              ----------     ----------     ----------    ----------     ----------
    Total revenues.........................            -      1,868,750          6,036        (4,339)     1,870,447
 Cost of goods sold  (excluding
    depreciation)..........................            -      1,389,680              -             -      1,389,680
                                              ----------     ----------     ----------    ----------     ----------
 Gross profit (excluding depreciation).....            -        479,070          6,036        (4,339)       480,767

 Operating expenses........................            -        330,142          4,403        (4,339)       330,206
 Selling, general and
     administrative expenses...............        1,163         35,429          1,481             -         38,073
 Depreciation and amortization expense.....            -         60,773              -             -         60,773
 (Gain) loss on sale of property and
    equipment..............................            -         (1,089)             -             -         (1,089)
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............       (1,163)        53,815            152             -         52,804
 Interest and other financial costs, net...      (22,272)       (29,014)             -             -        (51,286)
 Equity income (loss)......................       17,416              -              -       (17,416)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes.........       (6,019)        24,801            152       (17,416)         1,518
 Provision (benefit) for income taxes......       (7,029)         7,479             58             -            508
                                              ----------     ----------     ----------    ----------     ----------

 Net income loss...........................   $    1,010     $   17,322     $       94    $  (17,416)    $    1,010
                                              ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                 YEAR ENDED DECEMBER 31, 2000
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                             COMPANY       SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ---------------------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $  (26,962)    $   92,914     $        -    $        -     $   65,952
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (9,675)             -             -         (9,675)
    Proceeds from sales of property and
       equipment..........................            -            667              -             -            667
    Capital expenditures..................            -        (68,107)             -             -        (68,107)
                                             ----------     ----------     ----------    ----------     ----------
       Net cash used in investing
         activities.......................            -        (77,115)             -             -        (77,115)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net..................       25,300              -              -             -         25,300
    Long-term debt borrowings.............      510,962              -              -             -        510,962
    Long-term debt repayments.............     (387,942)          (743)             -             -       (388,685)
    Proceeds from issuance of stock.....        208,717              -              -             -        208,717
    Repurchase of equity securities.....       (267,055)             -              -             -       (267,055)
    Debt issuance costs.................        (32,932)             -              -             -        (32,932)
    Stock issuance costs................         (3,015)             -              -             -         (3,015)
    Premiums paid on debt extinguishment        (12,778)             -              -             -        (12,778)
    Merger and recapitalization expenses        (18,253)             -              -             -        (18,253)
    Other...............................              -           (119)             -             -           (119)
    Intercompany advances...............          3,958         (3,958)             -             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............       26,962         (4,820)             -             -         22,142
                                             ----------     ----------     ----------    ----------     ----------
         Net increase (decrease) in cash..            -         10,979              -             -         10,979

 Cash at the beginning of the year........            -         18,040              -             -         18,040
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the year..............   $        -     $   29,019     $        -    $        -     $   29,019
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                 YEAR ENDED DECEMBER 31, 2001
                                           -------------------------------------------------------------------------
                                               PARENT       GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------   ------------- --------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $  (22,023)    $   61,185     $   (2,056)   $        -     $   37,106
                                             -----------    ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
       equipment.......................... -                     8,256              -             -          8,256
    Capital expenditures..................            -        (54,490)             -             -        (54,490)
                                             ----------     -----------    ----------    ----------     -----------
       Net cash used in investing
         activities.......................            -        (46,234)             -             -        (46,234)
                                             ----------     -----------    ----------    ----------     -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings (repayments,
       net)...............................        3,600              -              -             -          3,600
    Long-term debt repayments.............            -           (165)             -             -           (165)
    Proceeds from issuance of stock.....             38              -              -             -             38
    Debt issuance costs.................           (160)             -              -             -           (160)
    Premiums paid on debt extinguishment           (899)             -              -             -           (899)
    Merger and recapitalization
       expenses paid....................         (2,417)             -              -             -         (2,417)
    Intercompany advances...............         21,861        (23,917)         2,056             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............       22,023        (24,082)         2,056             -             (3)
                                             ----------     -----------    ----------    ----------     -----------

         Net increase (decrease) in cash..            -         (9,131)             -             -         (9,131)

 Cash at the beginning of the year........            -         29,019              -             -         29,019
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the year..............   $        -     $   19,888     $        -    $        -     $   19,888
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                 YEAR ENDED DECEMBER 31, 2002
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           -------------- -------------- ------------  ------------  ---------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES:                    $   (7,459)    $   68,671     $      300    $        -     $   61,512
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions.................            -         (4,423)             -             -         (4,243)
    Proceeds from sales of property and
       equipment..........................            -          4,773              -             -          4,773
    Capital expenditures..................            -        (42,640)             -             -        (42,640)
                                             ----------     ----------     ----------    ----------     ----------

       Net cash used in investing
         activities.......................            -        (42,110)             -             -        (42,110)
                                             ----------     ----------     ----------    ----------     ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings (repayments,
       net)...............................      (21,500)             -              -             -        (21,500)
    Long-term debt repayments.............       (3,280)          (129)             -             -         (3,409)
    Proceeds from issuance of stock.....            116              -              -             -            116
    Debt issuance costs.................           (300)             -              -             -           (300)
    Merger and recapitalization
       expenses paid....................           (150)             -              -             -           (150)
    Intercompany advances...............         32,573        (32,273)          (300)            -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash (used in) provided by
         financing activities.............        7,459        (32,402)          (300)            -        (25,243)
                                             ----------     ----------     ----------    ----------     ----------

         Net increase (decrease) in cash..            -         (5,841)             -             -         (5,841)

 Cash at the beginning of the year........            -         19,888              -             -         19,888
                                             ----------     ----------     ----------    ----------     ----------

 Cash at the end of the year..............   $        -     $   14,047     $        -    $        -     $   14,047
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

ITEM 14.  CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   Documents filed as part of this report:

     1.   Financial Statements

     Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 39 of this annual report.

     2.   Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts

                                        Balance at      Charged      Charged to
                                         Beginning    (Credited)        Other        Deductions      Balance at
                                         of Period     To Income      Accounts     from Reserves   End of Period
                                         ---------     ---------      --------     -------------   -------------
                                                               (In Thousands of Dollars)
      Year Ended December 31, 2000:
      ---------------------------------
      Deducted from accounts and
      notes receivable for doubtful
      accounts..........................    $3,481       $1,560       $340(a)         $  (163)(b)      $5,218

      Year Ended December 31, 2001:
      ---------------------------------
      Deducted from accounts and
      notes receivable for doubtful
      accounts..........................    $5,218       $1,000       $ --            $(2,833)(b)      $3,385

      Year Ended December 31, 2002:
      ---------------------------------
      Deducted from accounts and
      notes receivable for doubtful
      accounts..........................    $3,385       $  100       $ --            $(1,076)(b)      $2,409

     (a)  Amounts charged against gain on sale of property and equipment.
     (b) Uncollectible accounts and notes receivable charged off, net of amounts recovered.

     All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

     3.   Exhibits

     Reference is made to the Exhibit Index set forth at page i of this annual report.

B.   Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

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

                               TRAVELCENTERS OF AMERICA, INC.

   March 26, 2003              By: /s/  James W. George
----------------------             ---------------------------------------------
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


               Signature                                    Title                                  Date
               ---------                                    -----                                  ----
   /s/      Edwin P. Kuhn                Chairman of the Board of Directors,                  March 26, 2003
   ------------------------------          President and Chief Executive Officer
            Edwin P. Kuhn                  (Principal Executive Officer)


   /s/     James W. George               Senior Vice President, Chief Financial               March 26, 2003
   ------------------------------          Officer and Secretary (Principal
           James W. George                 Financial Officer and Principal
                                           Accounting Officer)

   /s/    Robert J. Branson              Director                                             March 26, 2003
   ------------------------------
          Robert J. Branson


   /s/     Michael Greene                Director                                             March 26, 2003
   ------------------------------
           Michael Greene


   /s/    Steven B. Gruber               Director                                             March 26, 2003
   ------------------------------
          Steven B. Gruber


   /s/   Louis J. Mischianti             Director                                             March 26, 2003
   ------------------------------
         Louis J. Mischianti


   /s/   Rowan G. P. Taylor              Director                                             March 26, 2003
   ------------------------------
         Rowan G. P. Taylor

                                 CERTIFICATIONS

I, Edwin P. Kuhn, certify that:

     1. I have reviewed this annual report on Form 10-K of TravelCenters of America, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                By: /s/ Edwin P. Kuhn
                                        ----------------------------------------
                                    Name:  Edwin P. Kuhn
                                    Title: Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

I, James W. George, certify that:

     1. I have reviewed this annual report on Form 10-K of TravelCenters of America, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the registrant and we have:

               d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003             By: /s/ James W. George
                                     -------------------------------------------
                                 Name:  James W. George
                                 Title: Senior Vice President, Chief Financial
                                        Officer and Secretary
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                  EXHIBIT INDEX


  Exhibit
  Number                                              Exhibit
-------------------------------------------------------------------------------------------------------   -------------
    2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000......................     (d)

    2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,
              2000........................................................................................     (e)

    3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc..........     (e)

    3.2       Amended and Restated By-laws of TravelCenters of America, Inc...............................     (g)

    3.3       Restated Certificate of Incorporation of TA Operating Corporation...........................     (a)

    3.4       Amended and Restated By-laws of TA Operating Corporation....................................     (a)

    3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc......................     (e)

    3.6       By-laws of TA Licensing, Inc................................................................     (e)

    3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P.........................     (e)

    3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P...........................     (e)

    3.9       Certificate of Conversion from a Corporation to a Limited Liability Company of
              TravelCenters Realty, Inc...................................................................      +

    3.10      Certificate of Formation of TravelCenters Realty, L.L.C.....................................      +

    3.11      Operating Agreement of TravelCenters Realty, L.L.C..........................................      +

    3.12      Certificate of Formation of TA Travel, L.L.C................................................     (e)

    3.13      Operating Agreement of TA Travel, L.L.C.....................................................     (e)

    4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,            (e)
              TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
              Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company........     (e)

    4.2       Form of 12 3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1).................     (e)

    4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
              TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
              Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
              Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
              Securities Corporation......................................................................     (e)

    4.4       Form of Warrant Certificate (included in Exhibit 10.21).....................................     (e)

    4.5       Form of Common Stock Certificate............................................................     (f)

   10.1       Amended and Restated Credit Agreement dated as of November 14, 2000.........................     (e)

   10.2       Stockholders' Agreement among TravelCenters of America, Inc., Oak Hill Capital
              Partners, L.P., Oak Hill Capital Management Partners, L.P., Olympus Growth Fund III,
              L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor
              Clipper Equity Partners (Foreign), L.P., UBS Capital America II, LLC, Credit Suisse
              First Boston LFG Holdings 2000, LLC and Freightliner LLC dated as of November 14, 2000......     (e)

   10.3       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
              of July 21, 1999............................................................................     (c)


  Exhibit
  Number                                              Exhibit
------------------------------------------------------------------------------------------------------- ------------------
   10.4       Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
              dated as of November 9, 2000...............................................................      (e)

   10.5       Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP.................................      (c)

   10.6       Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
              National Auto/Truckstops, Inc. and TCA Network Funding, LP.................................      (c)

   10.7       Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
              Network Funding, LP and TA Operating Corporation...........................................      (h)

   10.8*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Timothy L. Doane...........................      (e)

   10.9*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and James W. George............................      (e)

   10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter.....................      (e)

   10.11*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn..............................      (e)

   10.12*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane.................      (e)

   10.13*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and James W. George..................      (e)

   10.14*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter...........      (e)

   10.15*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn....................      (e)

   10.16*     Employment Agreement, dated as of January 1, 2002, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Steven C. Lee..............................       +

   10.17*     Amendment No. 2 to Employment Agreement, dated as of December 31, 2002, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn....................       +

   10.18*     Success Bonus Letter.......................................................................      (d)

   10.19      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
              and State Street Bank and Trust Company, as warrant agent..................................      (e)

   10.20      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
              of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent..........      (e)

   10.21*     Form of Management Subscription Agreement..................................................      (a)

   10.22*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
              Item 601 of Regulation S-K.................................................................      (b)

   10.23*     Form of Management Note....................................................................      (b)

   10.24*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of                    (b)
              Regulation S-K.............................................................................      (b)

   10.25*     2001 Stock Incentive Plan of TravelCenters of America, Inc. ...............................      (h)
   10.26*     Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement....................      (h)

  Exhibit
  Number                                              Exhibit
------------------------------------------------------------------------------------------------------- ------------------
   21.1       List of Subsidiaries of TravelCenters of America, Inc....................................         +

   23.1       Consent of PricewaterhouseCoopers LLP....................................................         +

   99.1       Information Required by Part III of Form 10-K............................................         +

(a) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 1998.

(c) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(d) Incorporated herein by reference to exhibits filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(e) Incorporated herein by reference to exhibits filed with our Registration Statement on Form S-4 filed on December 21, 2000.

(f) Incorporated herein by reference to exhibits filed with our Pre-Effective Amendment No. 1 to our Registration Statement on Form S-4 filed on January 18, 2001.

(g) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2000.

(h) Incorporated herein by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2001.

+    Filed herewith

*    Executive compensation plans.