Form 10-Q
period 2003-03-31
TRAVELCENTERS OF AMERICA INC
filed 2003-05-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                        Commission file number 333-52442

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

                     Yes [ ]                 No [X]

     As of April 30, 2003, there were outstanding 6,939,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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


                   INDEX                                                               PAGE NO.
                   -----                                                               --------

PART I.            FINANCIAL INFORMATION

       Item 1.     Consolidated Balance Sheet as of December 31, 2002 (derived from audited data) and March 31, 2003 (unaudited).....................  2

                   Unaudited Consolidated Statement of Operations and
                   Comprehensive Income for the three months ended
                   March 31, 2002 and 2003...............................................  3

                   Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2002 and 2003..................................  4

                   Unaudited Statement of Nonredeemable Stockholders' Equity
                   for the three months ended March 31, 2002 and 2003....................  5

                   Selected Notes to Unaudited Consolidated Financial Statements.........  6

       Item 2.     Management's Discussion and Analysis of Financial Condition            19
                   and Results of Operations.............................................

       Item 3.     Quantitative and Qualitative Disclosures About                         27
                   Market Risk...........................................................

       Item 4.     Controls and Procedures............................................... 27

PART II.           OTHER INFORMATION

       Item 1.     Legal Proceedings..................................................... 28

       Item 4.     Submission of Matters to a Vote of Security Holders................... 28

       Item 5.     Other Information..................................................... 28

       Item 6.     Exhibits and Reports on Form 8-K...................................... 28

SIGNATURE................................................................................ 29

CERTIFICATIONS........................................................................... 30

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                             MARCH 31,
                                                                                           DECEMBER 31,        2003
                                                                                              2002          (UNAUDITED)
                                                                                          ---------------------------
                                         ASSETS                                              (IN THOUSANDS OF DOLLARS)

Current assets:
   Cash ...........................................................................        $  14,047         $  23,345
   Accounts receivable (less allowance for doubtful accounts of $2,025 for 2002
      and $1,943 for 2003) ........................................................           44,295            59,011
   Inventories ....................................................................           61,937            61,706
   Deferred income taxes ..........................................................            4,221             4,323
   Other current assets ...........................................................            8,164             7,773
                                                                                           ---------         ---------
        Total current assets ......................................................          132,664           156,158
Property and equipment, net .......................................................          445,692           447,324
Goodwill ..........................................................................           23,585            23,585
Deferred financing costs, net .....................................................           27,452            26,631
Deferred income taxes .............................................................           16,069            17,554
Other noncurrent assets ...........................................................           15,087            15,145
                                                                                           ---------         ---------
        Total assets ..............................................................        $ 660,549         $ 686,397
                                                                                           =========         =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ...........................................        $   3,460         $   3,460
   Accounts payable ...............................................................           58,512            74,713
   Other accrued liabilities ......................................................           51,440            58,986
                                                                                           ---------         ---------
        Total current liabilities .................................................          113,412           137,159
Commitments and contingencies .....................................................                -                 -
Long-term debt (net of unamortized discount) ......................................          525,131           525,699
Deferred income taxes .............................................................            2,364             2,361
Other noncurrent liabilities ......................................................            3,696             5,954
                                                                                           ---------         ---------
                                                                                             644,603           671,173

Redeemable equity .................................................................              681               900
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity ......................          215,843           217,673
   Accumulated deficit ............................................................         (200,578)         (203,349)
        Total nonredeemable stockholders' equity ..................................           15,265            14,324
                                                                                           ---------         ---------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity        $ 660,549         $ 686,397
                                                                                           =========         =========

         The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            ---------------------------
                                                                                               2002              2003
                                                                                            ---------         ---------
                                                                                             (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel ............................................................................        $ 254,178         $ 414,193
   Non-fuel ........................................................................          138,887           146,223
   Rent and royalties ..............................................................            3,990             3,515
                                                                                            ---------         ---------
         Total revenues ............................................................          397,055           563,931
Cost of goods sold (excluding depreciation):
   Fuel ............................................................................          230,106           388,662
   Non-fuel ........................................................................           56,180            59,537
                                                                                            ---------         ---------
         Total cost of goods sold (excluding depreciation) .........................          286,286           448,199
                                                                                            ---------         ---------

Gross profit (excluding depreciation) ..............................................          110,769           115,732
Operating expenses .................................................................           80,712            82,845
Selling, general and administrative expenses .......................................            9,755            10,090
Depreciation and amortization expense ..............................................           14,211            14,685
(Gain) loss on sales of property and equipment .....................................                8               (32)
                                                                                            ---------         ---------

Income from operations .............................................................            6,083             8,144
Interest and other financial costs, net ............................................          (12,906)          (12,046)
                                                                                            ---------         ---------

Loss before income taxes and the cumulative effect of a change in accounting
   principle .......................................................................           (6,823)           (3,902)
Benefit for income taxes ...........................................................           (2,063)           (1,384)
                                                                                            ---------         ---------
Loss before the cumulative effect of a change in accounting principle ..............           (4,760)           (2,518)
Cumulative effect of a change in accounting principle, net of related taxes (Note 2)                -              (253)
                                                                                            ---------         ---------
Net (loss) .........................................................................           (4,760)           (2,771)

Other comprehensive income (expense), net of tax (Note 3):
    Unrealized gain on derivative instruments ......................................              618                 -
    Foreign currency translation adjustments .......................................                -               233
                                                                                            ---------         ---------

Comprehensive income (loss) ........................................................        $  (4,142)        $  (2,538)
                                                                                            =========         =========




  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -----------------------------
                                                                                      2002           2003
                                                                                  -------------- --------------
                                                                                   (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss).....................................................................  $   (4,760)    $   (2,771)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle, net of related                  -            253
           tax....................................................................
      Depreciation and amortization expense.......................................      14,211         14,685
      Amortization of deferred financing costs....................................         728            821
      Deferred income tax provision...............................................      (2,269)        (1,581)
      Provision for doubtful accounts.............................................         250            333
      (Gain) loss on sales of property and equipment..............................           8            (32)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable.......................................................     (14,390)       (15,046)
        Inventories...............................................................       3,833            317
        Other current assets......................................................         336            402
        Accounts payable and other accrued liabilities............................      23,175         25,477
      Other, net..................................................................        (954)        (1,256)
                                                                                    ----------     ----------

      Net cash provided by operating activities...................................      20,168         21,602
                                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions .........................................................      (1,891)        (5,741)
   Proceeds from sales of property and equipment..................................         772          1,083
   Capital expenditures...........................................................      (9,174)        (9,395)
                                                                                    ----------     ----------

      Net cash used in investing activities.......................................     (10,293)       (14,053)
                                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings (repayments), net....................................      (4,900)         2,600
   Long-term debt repayments......................................................        (820)          (864)
   Merger and recapitalization expenses paid......................................        (150)             -
                                                                                    ----------     ----------

      Net cash provided by (used in) financing activities.........................      (5,870)         1,736
                                                                                    ----------     ----------

      Effect of exchange rate changes on cash.....................................           -             13
                                                                                    ----------     ----------

        Net increase in cash......................................................       4,005          9,298

Cash at the beginning of the period...............................................      19,888         14,047
                                                                                    ----------     ----------

Cash at the end of the period.....................................................  $   23,893     $   23,345
                                                                                    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              -------------------------------------
                                                                                    2002               2003
                                                                              -------------------------------------
                                                                                   (IN THOUSANDS OF DOLLARS)

COMMON STOCK:
   Balance at beginning and end of period....................................     $         3       $         3
                                                                                  ===========       ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period............................................     $   215,840       $   215,840
       Accretion of nonredeemable equity.....................................               -              (219)
       Issuance of stock warrants............................................               -             1,816
                                                                                  -----------       -----------

   Balance at end of period..................................................     $   215,840       $   217,437
                                                                                  ===========       ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................     $    (1,920)      $         -
       Change in fair value of interest rate protection agreement, net
          of tax.............................................................             618                 -
       Foreign currency translation adjustments, net of tax..................               -               233
                                                                                  -----------       -----------

   Balance at end of period..................................................     $    (1,302)      $       233
                                                                                  ===========       ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................     $  (201,588)      $  (200,578)
          Net loss...........................................................          (4,760)           (2,771)
                                                                                  -----------       -----------

   Balance at end of period..................................................     $  (206,348)      $  (203,349)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system and in Canada to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At March 31, 2003, our geographically diverse nationwide network of full-service travel centers consisted of 152 sites located in 40 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

- sites owned or leased and operated by us, which we refer to as company-operated sites;

- sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

- sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system and in Canada, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owner sites and, as a franchisor, assist our franchisees in providing service to long-haul trucking fleets and their drivers, independent truck drivers and general motorists.

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P., 3703000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated. With only one of our 152 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

         The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2002 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at March 31, 2003, and our results of operations, changes in nonredeemable stockholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2003, and are not necessarily indicative of the results to be expected for the full year.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         FAS 143. As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000). The pro forma effect for the three months ended March 31, 2002, assuming the adoption of FAS 143 as of January 1, 2002, was not material.

         A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the three months ended March 31, 2003 was as follows (in thousands):

  Balance at January 1, 2002.............................$       589
  Liabilities incurred...................................          -
  Liabilities settled....................................          -
  Accretion expense......................................         19
  Revisions to estimates.................................          -
                                                         -----------
                                                         $       608
                                                         ===========

         FIN 46. In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in a violation of our debt covenants or to have an effect on our liquidity. We adopted the disclosure requirements of FIN 46 in our consolidated financial statements for 2002.

3.       COMPREHENSIVE INCOME

         In recognizing the gain on derivative instruments related to the changes in fair value of our interest rate protection agreements for the three months ended March 31, 2002, we decreased our deferred tax assets by $319,000. For the three months ended March 31, 2003, we increased our deferred tax liabilities by $156,000 in connection with recognizing foreign currency translation adjustments.

4.       INVENTORIES

         Inventories consisted of the following:

                                                                             DECEMBER 31,      MARCH 31,
                                                                                 2002             2003
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)

  Non-fuel merchandise...................................................... $     55,460    $     55,371
                                                                                                    6,335
  Petroleum products........................................................        6,477           6,414
                                                                             ------------    ------------

      Total inventories..................................................... $     61,937    $     61,706
                                                                             ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


5.       GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and 2003 were as follows:

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -------------------------------
                                                                                 2002            2003
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)

  Balance as of beginning of period......................................... $    19,343     $    23,585
  Goodwill recorded during the period.......................................       1,225               -
                                                                             -----------     -----------
  Balance as of end of period............................................... $    20,568     $    23,585
                                                                             ===========     ===========

         During the three months ended March 31, 2002, we recorded $1,225,000 of goodwill as a result of the business acquisitions we completed in connection with converting two leased sites to company-operated sites.

         The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                             DECEMBER 31,     MARCH 31,
                                                                                 2002            2003
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)

Amortizable intangible assets:
       Noncompetition agreements............................................ $     17,200    $     17,200
       Leasehold interest...................................................        1,724           1,724
       Other................................................................          849             849
                                                                             ------------    ------------
           Total amortizable intangible assets..............................       19,773          19,773
       Less - accumulated amortization......................................       18,848          19,322
                                                                             ------------    ------------
           Net carrying value of amortizable intangible assets..............          925             451
Net carrying value of trademarks............................................        1,398           1,398
                                                                             ------------    ------------
           Intangible assets, net........................................... $      2,323    $      1,849
                                                                             ============    ============

         Total amortization expense for our amortizable intangible assets for the three-month periods ended March 31, 2002 and 2003 were $474,000 and $474,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2003 and each of the two succeeding fiscal years are $678,000 for 2003; $176,000 for 2004 and $70,000 for 2005. Our amortizable intangible assets will be fully amortized by December 31, 2005.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


6.       STOCK-BASED EMPLOYEE COMPENSATION

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

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                     2002           2003
                                                                                ------------------------------
                                                                                  (IN THOUSANDS OF DOLLARS)

Net (loss), as reported.........................................................  $   (4,760)    $  (2,771)
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net (loss) as reported.................................            -             -
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects..............        (176)         (171)
                                                                                  ----------     ---------
Pro forma net (loss)............................................................  $   (4,936)    $  (2,942)
                                                                                  ==========     =========

         The fair value of these options used to calculate the pro forma compensation expense amounts was estimated at the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

7.       COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

         We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options, escalation clauses and, in certain cases, purchase options. Certain operating leases specify scheduled rent increases over the lease term. The effects of those scheduled rent increases, which are included in minimum lease payments, are recognized in rent expense over the lease term on a straight-line basis. Future minimum lease payments required under operating leases that have remaining noncancelable lease terms in excess of one year, as of March 31, 2003, were as follows:

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


YEAR ENDING                                                                                     MINIMUM LEASE
DECEMBER 31,                                                                                       PAYMENTS
------------                                                                              ---------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)

2003...................................................................................        $      12,491
2004...................................................................................               15,947
2005...................................................................................               15,147
2006...................................................................................               56,275
2007...................................................................................                9,175
Thereafter.............................................................................               77,138
                                                                                               -------------
                                                                                               $     186,173


         The amount in the above table for minimum lease payments for 2006 assumes we will not renew the master lease program described below and will instead pay to the lessor the $44,077,000 residual guarantee amount. Currently, we would expect to attempt to renew and extend the lease at that time and not expend this amount.

         On September 9, 1999, we entered into a master lease program with a lessor that has been used to finance the construction of eight travel centers on land we own. These lease transactions were evaluated for lease classification in accordance with FAS 13. We do not consolidate the lessor so long as the owners of the lessor maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to purchase the improvements for approximately $58,188,000. Alternatively, we could return the travel centers to the lessor. In this case, we would be required to make a residual value guarantee payment to the lessor of $44,077,000. However, the lessor would be required to remit to us any portion of the payment which, when combined with the net sale proceeds of the property, exceeded the lessor's $58,188,000 investment in the property.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot be certain that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. At March 31, 2003, we had a reserve for these matters of $3,898,000 and a receivable for estimated recoveries of these estimated future expenditures of $1,219,000. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $2,211,000 in the remainder of 2003; $866,000 in 2004; $502,000 in
2005; $116,000 in 2006; $116,000 in 2007 and $87,000 thereafter. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                            -------------------------------
                                                                                 2002            2003
                                                                            --------------- ---------------
                                                                              (IN THOUSANDS OF DOLLARS)

  Revolving loan borrowings................................................. $   120,800     $   144,600
  Revolving loan repayments.................................................    (125,700)       (142,000)
                                                                             -----------     -----------
    Revolving loan borrowings (repayments), net............................. $    (4,900)    $     2,600
                                                                             ===========     ===========

  Cash paid during the period for:
    Interest...........................................................      $     6,053     $     4,592
    Income taxes (net of refunds)......................................      $       100     $       195

         During the first quarter of 2002, we acquired $590,000 of inventory and property and equipment in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites and received a $100,000 note in payment for inventories sold in connection with the sale of a company-operated site.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.       OTHER INFORMATION

         Interest and other financial costs consisted of the following:

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               ----------------------------
                                                                                   2002          2003
                                                                               ------------- --------------
                                                                                (IN THOUSANDS OF DOLLARS)

   Cash interest expense......................................................  $  (11,912)   $  (10,595)
   Cash interest income.......................................................          24            19
   Amortization of discount on debt...........................................        (290)         (649)
   Amortization of deferred financing costs...................................        (728)         (821)
                                                                                ----------    ----------
   Interest and other financial costs, net....................................  $  (12,906)   $  (12,046)
                                                                                ==========    ==========

10.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2002 and March 31, 2003 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the three-month periods ended March 31, 2002 and 2003. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries, which are included only since January 2003. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

     The Guarantor Subsidiaries, (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of Travelcenters of America, Inc., which consists of the Senior Credit Facility and the Senior Subordinated Notes due 2009.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:


                                                                         DECEMBER 31, 2002
                                            -----------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                            ------------    ------------    ------------   ------------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash..................................    $        -     $   14,047      $        -     $        -      $   14,047
    Accounts receivable, net..............             -         44,429             857           (991)         44,295
    Inventories...........................             -         61,937               -              -          61,937
    Deferred income taxes.................             -          4,181              40              -           4,221
    Other current assets..................           445          7,719               -              -           8,164
                                              ----------     ----------      ----------     ----------      ----------

         Total current assets.............           445        132,313             897           (991)        132,664
 Property and equipment, net..............             -        445,692               -              -         445,692
 Goodwill.................................             -         23,585               -              -          23,585
 Deferred financing costs.................        27,452              -               -              -          27,452
 Deferred income taxes....................        23,696         (7,627)              -              -          16,069
 Other noncurrent assets................             996         14,091               -              -          15,087
 Investment in subsidiaries...............       243,555              -               -       (243,555)              -
                                              ----------     ----------      ----------     ----------      ----------

         Total assets.....................    $  296,144     $  608,054      $      897     $ (244,546)     $  660,549
                                              ==========     ==========      ==========     ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..    $    3,280     $      180      $        -     $        -      $    3,460
    Accounts payable......................             -         58,354             158              -          58,512
    Other accrued liabilities.............         3,079         48,212           1,140           (991)         51,440
                                              ----------     ----------      ----------     ----------      ----------

         Total current liabilities........         6,359        106,746           1,298           (991)        113,412
 Long-term debt (net of unamortized
    discount).............................       522,440          2,691               -              -         525,131
 Deferred income taxes....................             -          2,364               -              -           2,364
 Intercompany advances....................      (249,856)       255,223          (5,367)             -               -
 Other noncurrent liabilities.............             -          3,696               -              -           3,696
                                              ----------     ----------      ----------     ----------      ----------

         Total liabilities................       278,943        370,720          (4,069)          (991)        644,603

 Redeemable equity........................           681              -               -              -             681
 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity..............................       217,098        192,336               -       (193,591)        215,843
    Retained earnings (accumulated deficit)     (200,578)        44,998           4,966        (49,964)       (200,578)
                                              ----------     ----------      ----------     ----------      ----------

         Total nonredeemable stockholders'
            equity........................        16,520        237,334           4,966       (243,555)         15,265
                                              ----------     ----------      ----------     ----------      ----------

         Total liabilities, redeemable
            equity and nonredeemable
            stockholders' equity..........    $  296,144     $  608,054      $      897     $ (244,546)     $  660,549
                                              ==========     ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         MARCH 31, 2003
                                          ------------------------------------------------------------------------------
                                              PARENT        GUARANTOR      NONGUARANTOR
                                             COMPANY       SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          --------------- --------------- ------------------------------ ---------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash...................................  $        -      $   22,976      $      369     $        -      $   23,345
   Accounts receivable, net...............           -          59,183             792           (964)         59,011
   Inventories............................           -          61,615              91              -          61,706
   Deferred income taxes..................           -           4,283              40              -           4,323
   Other current assets...................         317           7,406              99            (49)          7,773
                                            ----------      ----------      ----------     ----------      ----------

        Total current assets..............         317         155,463           1,391         (1,013)        156,158
Property and equipment, net...............           -         441,686           5,638              -         447,324
Goodwill..................................           -          23,585               -              -          23,585
Deferred financing costs, net.............      26,631               -               -              -          26,631
Deferred income taxes.....................      25,048          (7,494)              -              -          17,554
Other noncurrent assets...................         978          14,167               -              -          15,145
Investment in subsidiaries................     244,969           1,794               -       (246,763)              -
                                            ----------      ----------      ----------     ----------      ----------

        Total assets......................  $  297,943      $  629,201      $    7,029     $ (247,776)     $  686,397
                                            ==========      ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..   $    3,280      $      180      $        -     $        -      $    3,460
   Accounts payable......................            -          74,472             241              -          74,713
   Other accrued liabilities.............        8,431          50,162           1,406         (1,013)         58,986
                                            ----------      ----------      ----------     ----------      ----------

        Total current liabilities........       11,711         124,814           1,647         (1,013)        137,159
Long-term debt (net of unamortized
   discount).............................      523,024           2,675               -              -         525,699
Deferred income taxes....................            -           2,361               -              -           2,361
Intercompany payable (receivable)........     (253,037)        254,576          (1,539)             -               -
Other noncurrent liabilities.............            -           5,954               -              -           5,954
                                            ----------      ----------      ----------     ----------      ----------

        Total liabilities................      281,698         390,380             108         (1,013)        671,173

Redeemable equity........................          900               -               -              -             900

Nonredeemable stockholders' equity:
    Common stock and other
    nonredeemable stockholders' equity...      218,694         192,494           1,891       (195,406)        217,673
    Retained earnings
    (accumulated deficit)................     (203,349)         46,327           5,030        (51,357)       (203,349)
                                            ----------      ----------      ----------     ----------      ----------

        Total nonredeemable stockholders'
           equity........................       15,345         238,821           6,921       (246,763)         14,324
                                            ----------      ----------      ----------     ----------      ----------

        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity..........   $  297,943      $  629,201      $    7,029     $ (247,776)     $  686,397
                                            ==========      ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                              THREE MONTHS ENDED MARCH 31, 2002
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           -------------- -------------- -------------------------------------------
                                                                  (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel...................................   $        -     $  254,178     $        -    $        -     $  254,178
   Non-fuel...............................            -        138,887              -             -        138,887
   Rent and royalties.....................            -          3,589          1,424        (1,023)         3,990
                                             ----------     ----------     ----------    ----------     ----------

   Total revenues.........................            -        396,654          1,424        (1,023)       397,055
Cost of goods sold (excluding depreciation)           -        286,286              -             -        286,286
                                             ----------     ----------     ----------    ----------     ----------

Gross profit (excluding depreciation).....            -        110,368          1,424        (1,023)       110,769

Operating expenses........................            -         80,696          1,039        (1,023)        80,712
Selling, general and
    administrative expenses...............          545          8,825            385             -          9,755
Depreciation and amortization expense.....            -         14,211              -             -         14,211
Loss on sales of property and equipment               -              8              -             -              8
                                             ----------     ----------     ----------    ----------     ----------

Income (loss) from operations.............         (545)         6,628              -             -          6,083
Interest and other financial costs, net...       (8,395)        (4,511)             -             -        (12,906)
Equity income (loss)......................        1,141              -              -        (1,141)             -
                                             ----------     ----------     ----------    ----------     ----------
Income (loss) before income taxes.........       (7,799)         2,117              -        (1,141)        (6,823)
Provision (benefit) for income taxes......       (3,039)           976              -             -         (2,063)
                                             ----------     ----------     ----------    ----------     ----------

Net income (loss).........................   $   (4,760)    $    1,141     $        -    $   (1,141)    $   (4,760)
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                THREE MONTHS ENDED MARCH 31, 2003
                                            -------------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                               COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            ------------    ------------   ------------   ------------  -------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................   $        -     $  412,129     $    2,064    $        -     $  414,193
    Non-fuel...............................            -        145,610            613             -        146,223
    Rent and royalties.....................            -          3,120          1,359          (964)         3,515
                                              ----------     ----------     ----------    ----------     ----------

    Total revenues.........................            -        560,859          4,036          (964)       563,931
 Cost of goods sold (excluding depreciation)           -        445,981          2,218             -        448,199
                                              ----------     ----------     ----------    ----------     ----------

 Gross profit (excluding depreciation).....            -        114,878          1,818          (964)       115,732

 Operating expenses........................            -         82,466          1,343          (964)        82,845
 Selling, general and
     administrative expenses...............          201          9,638            251             -         10,090
 Depreciation and amortization expense.....            -         14,617             68             -         14,685
 (Gain) on sales of property and equipment             -            (32)             -             -            (32)
                                              ----------     ----------     ----------    ----------     ----------

 Income (loss) from operations.............         (201)         8,189            156             -          8,144
 Interest and other financial costs, net...       (6,141)        (5,857)           (48)            -        (12,046)
 Equity income (loss)......................        1,414            (21)             -        (1,393)             -
                                              ----------     ----------     ----------    ----------     ----------
 Income (loss) before income taxes and the
    cumulative effect of a change in
    accounting principle...................       (4,928)         2,311            108        (1,393)        (3,902)
 Provision (benefit) for income taxes......       (2,157)           729             44             -         (1,384)
                                              -----------    ----------     ----------    ----------     ----------

 Income (loss) before the cumulative effect
       of a change in accounting principle.       (2,771)         1,582             64        (1,393)        (2,518)
 Cumulative effect of a change in
       accounting principle, net of related
       taxes...............................            -           (253)             -             -           (253)
                                              ----------     ----------     ----------    ----------     ----------

 Net income (loss).........................   $   (2,771)    $    1,329     $       64    $   (1,393)    $   (2,771)
                                              ==========     ==========     ==========    ==========     ==========-

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                               THREE MONTHS ENDED MARCH 31, 2002
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                             COMPANY       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                           ------------    ------------  ------------  ------------   --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $   (2,409)    $   22,738     $     (161)   $        -     $   20,168
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (1,891)             -             -         (1,891)
    Proceeds from sales of property and
       equipment...........................           -            772              -             -            772
    Capital expenditures...................           -         (9,174)             -             -         (9,174)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities........................           -        (10,293)             -             -        (10,293)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net...................      (4,900)             -              -             -         (4,900)
    Long-term debt repayments...........           (820)             -              -             -           (820)
    Merger and recapitalization
       expenses paid....................           (150)             -              -             -           (150)
    Intercompany advances...............          8,279         (8,440)           161             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities..............       2,409         (8,440)           161             -         (5,870)
                                             ----------     ----------     ----------    ----------     ----------
       Net increase (decrease) in cash.....           -          4,005              -             -          4,005
 Cash at the beginning of the period.......           -         19,888              -             -         19,888
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period.............  $        -     $   23,893     $        -    $        -     $   23,893
                                             ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                               THREE MONTHS ENDED MARCH 31, 2003
                                           -------------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                             COMPANY       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                           ------------    ------------  ------------  ------------   --------------
                                                                  (IN THOUSANDS OF DOLLARS)

 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $    1,401     $   17,700     $      685    $    1,816     $   21,602
                                             ----------     ----------     ----------    ----------     ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -              -         (5,741)            -         (5,741)
    Proceeds from sales of property and
       equipment...........................           -          1,083              -             -          1,083
    Capital expenditures...................           -         (9,314)           (81)            -         (9,395)
                                             ----------     ----------     ----------    ----------     ----------
      Net cash used in investing
         activities........................           -         (8,231)        (5,822)            -        (14,053)
                                             ----------     ----------     ----------    ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Revolving loan borrowings
       (repayments), net...................       2,600              -              -             -          2,600
    Long-term debt repayments...........           (820)           (44)             -             -           (864)
    Issuance of common stock............              -              -          1,816        (1,816)             -
    Intercompany advances...............         (3,181)          (496)         3,677             -              -
                                             ----------     ----------     ----------    ----------     ----------
       Net cash provided by (used in)
         financing activities..............      (1,401)          (540)         5,493        (1,816)         1,736
                                             ----------     ----------     ----------    ----------     ----------
       Effect of exchange rate changes on
         cash..............................-                         -             13             -             13
                                           -                 ---------     ----------    ----------     ----------
       Net increase in cash................           -          8,929            369             -          9,298
 Cash at the beginning of the period.......           -         14,047              -             -         14,047
                                             ----------     ----------     ----------    ----------     ----------
 Cash at the end of the period.............  $        -     $   22,976     $      369    $        -     $   23,345
                                             ==========     ==========     ==========    ==========     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2002.

CRITICAL ACCOUNTING POLICIES

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002, except that on January 1, 2003 we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000).

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At March 31, 2003, our geographically diverse network consisted of 152 sites located in 40 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

         One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, more than 20 different brands of fast food restaurants, travel and convenience stores and other driver amenities.

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the three-month periods ended March 31, 2002 and 2003, our revenues and gross profit were composed as follows:

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                       -----------------------------
                                                                                           2002           2003
                                                                                       -------------- --------------

Revenues:
   Fuel................................................................................      64.0%          73.5%
   Non-fuel............................................................................      35.0%          25.9%
   Rent and royalties..................................................................       1.0%           0.6%
                                                                                         ---------      ---------
         Total revenues................................................................     100.0%         100.0%
                                                                                         =========      =========
Gross profit (excluding depreciation):
   Fuel................................................................................      21.7%          22.1%
   Non-fuel............................................................................      74.7%          74.9%
   Rent and royalties..................................................................       3.6%           3.0%
                                                                                         ---------      ---------
         Total gross profit (excluding depreciation)...................................     100.0%         100.0%
                                                                                         =========      =========


COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through March 31, 2003:

                                                           COMPANY-                     FRANCHISEE-
                                                           OPERATED        LEASED          OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                         -------------- -------------- -----------------------------
Number of sites at December 31, 2001....................       119            25              9            153

2002 First Quarter Activity:
   Sales of sites.......................................       (1)             -              -            (1)
   Conversions of leased sites to company-operated sites        2             (2)             -             -
                                                             ------         ------         ------        ----
Number of sites at March 31, 2002.......................       120            23              9            152

April - December 2002 Activity:
   New sites............................................        1              -              1             2
   Sales of sites.......................................       (2)             -              -            (2)
   Conversions of leased sites to
     company-operated sites.............................        3             (3)             -             -
                                                             ------         ------         ------        ----
Number of sites at December 31, 2002....................       122            20             10            152

2003 Activity:
   New sites............................................        1              -              -             1
   Sales of sites.......................................       (1)             -              -            (1)
                                                             ------         ------         ------        -----
Number of sites at March 31, 2003.......................       122            20             10            152
                                                             ======         ======         ======        =====


         In April 2003, we added a new company-operated site to our network through the acquisition of an operating site and we converted one leased site into a company-operated site upon the termination of the lease and franchise agreements covering that site.

RESULTS OF OPERATIONS

SAME-SITE RESULTS COMPARISONS

         As part of our discussion and analysis of operating results we refer to increases and/or decreases in results on a same-site basis. For purposes of these comparisons, we include a site in the same-site comparisons if it was open for business under the same method of operation (company-operated, leased or franchisee-owned) for the entire period under discussion in both years being compared. Sites are not excluded from the same-site comparisons as a result of expansions in the square footage of the sites or in the amenities offered at the sites.

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

         Revenues. Our consolidated revenues for the quarter ended March 31, 2003 were $563.9 million, which represents an increase from the quarter ended March 31, 2002 of $166.9 million, or 42.0%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the quarter ended March 31, 2003 increased by $160.0 million, or 63.0%, as compared to the same period in 2002. The increase was attributable principally to increases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the quarter ended March 31, 2003 increased by 60.2% and 52.0%, respectively, as compared to the same period in 2002, reflecting the increases in commodity prices in 2003, as compared to the same period in 2002, that were attributable to historically low refined petroleum products inventories in the United States, the exceptionally cold weather throughout much of the United States and disruptions in, and uncertainty concerning, the world crude oil supply, particularly from Iraq, Venezuela and Nigeria. The fuel revenue increase also resulted from an increase in gasoline sales volumes and a decrease in diesel fuel sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended March 31, 2003 decreased 0.4% and increased 27.8%, respectively, as compared to the same period in 2002. For the quarter ended March 31, 2003, we sold 336.5 million gallons of diesel fuel and 40.6 million gallons of gasoline, as compared to 337.7 million gallons of diesel fuel and 31.7 million gallons of gasoline for the quarter ended March 31, 2002. The diesel fuel sales volume decrease of 1.2 million gallons resulted from a 4.5% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2002 and 2003 and an increase in wholesale diesel fuel sales volume. The gasoline sales volume increase was primarily attributable to a 10.2% increase in same-site gasoline sales volumes and a 5.2 million gallon increase in wholesale gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the first quarter of 2003 as compared to the first quarter of 2002, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program.

         Non-fuel revenues for the quarter ended March 31, 2003 of $146.2 million reflected an increase of $7.3 million, or 5.3%, as compared to the same period in 2002. The increase was primarily attributable to a 3.2% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2002 and 2003. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers and also from our fuel pricing strategy.

         Rent and royalty revenues for the quarter ended March 31, 2003 reflected a $0.5 million, or 11.9%, decrease as compared to the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites. This decrease was partially offset by a 5.0% increase in same-site royalty revenue and a 3.0% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended March 31, 2003 was $115.7 million, compared to $110.8 million for the same period in 2002, an increase of $5.0 million, or 4.5%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volumes and increases in diesel fuel and gasoline margin per gallon that were partially offset by a decrease in diesel fuel sales volume and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $2.1 million, or 2.6%, to $82.8 million for the quarter ended March 31, 2003 compared to $80.7 million for the same period in 2002. This increase was attributable to a $0.7 million, or 0.9%, increase on a same-site basis and a $1.5 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2003 were 56.2%, compared to 57.5% for the same period in 2002, reflecting the results of our cost-cutting measures at our sites, partially offset by increased utility expense related to the severe winter and increased labor costs related to the increased level of non-fuel revenues.

         Our selling, general and administrative expenses for the quarter ended March 31, 2003 were $10.1 million, which reflected a $0.3 million, or 3.4% increase from the same period in 2002 that is primarily attributable to increased insurance premiums.

         Depreciation and Amortization Expense. Depreciation and amortization expense for 2003 was $14.7 million, compared to $14.2 million for 2002, an increase of $0.5 million or 3.3%. During the quarter ended March 31, 2002 we recognized an impairment charge of $0.3 million with respect to certain of the sites we were holding for sale as a result of reductions in estimated sales proceeds.

         Income from Operations. We generated income from operations of $8.1 million for the quarter ended March 31, 2003, compared to income from operations of $6.1 million for the same period in 2002. This increase of $2.1 million, or 33.9%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

         Adjusted EBITDA for the quarter ended March 31, 2003 was $22.8 million, as compared to Adjusted EBITDA of $20.3 million for the quarter ended March 31, 2002. This increase of $2.5 million, or 12.5%, reflected our increased level of income from operations. Adjusted EBITDA, as used here, is based on the definition for "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, which includes stock compensation expense, (d) transition expense and (e) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a key financial measure monitored by our stockholders and lenders and, importantly, is a primary component of the financial ratio covenants in our debt agreements. We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation. The following table sets forth a reconciliation of Adjusted EBITDA to the amounts of income from operations for each period.

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     -------------------------------
                                                                                          2002            2003
                                                                                     --------------- ---------------
                                                                                        (IN MILLIONS OF DOLLARS)

Income from operations.............................................................   $     6.1       $     8.1
Add back:
     Depreciation and amortization expense.........................................        14.2            14.7
                                                                                      ---------       ---------
Adjusted EBITDA....................................................................   $    20.3       $    22.8
                                                                                      =========       =========

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended March 31, 2003 decreased by $0.9 million, or 6.7%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the first quarter of 2002.

         Income Taxes. Our effective income tax benefit rates for the quarters March 31, 2003 and 2002 were 35.5% and 30.2%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

         Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000. The pro forma effect for the three months ended March 31, 2002, assuming the adoption of FAS 143 as of January 1, 2002, was not material.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected during the remainder of 2003. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2003 from levels that existed during 2002 and the first quarter of 2003, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy remains stagnate or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.2 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first quarter of 2003 and as of March 31, 2003, and we expect to remain in compliance with all of our debt covenants throughout 2003.

         We anticipate that we will be able to fund our 2003 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At March 31, 2003, we had outstanding revolving credit facility borrowings and issued letters of credit of $25.0 million and $21.7 million, respectively, leaving $53.3 million of our $100 million revolving credit facility available for borrowings.

         The amounts we have invested for capital improvements have declined each year from 2000 to 2002. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy throughout 2000, 2001 and 2002. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. The capital expenditures budget for 2003 is approximately $42 million. Given our forecasted level of cash flows from operations for 2003 and our planned level of capital expenditures, and barring a further decline in the U.S. economy and/or an extended conflict in the Middle East or some other factor that leads to significantly increased petroleum product prices, we expect that during 2003 we will make our scheduled debt payments of $3.5 million and will also repay an additional amount of outstanding borrowings under our term loan and revolving credit facilities, including an $11.3 million mandatory term loan prepayment made in April 2003.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities was $21.6 million for the first quarter of 2003, compared to $20.2 million for the same period in the prior year. This $1.4 million increase in cash provided by operations was primarily attributable to a $2.1 million increase in operating income and a $0.9 million decrease in interest expense that were somewhat offset by a $2.1 million decrease in the amount of cash generated from net working capital reductions.

         Net cash used in investing activities was $14.1 million for the first quarter of 2003, as compared to $10.3 million for the first quarter of 2002. This increase in cash used in investing activities was primarily attributable to a $3.9 million increase in cash paid for business acquisitions in the first quarter of 2003 as compared to the same period in 2002. In the first quarter of 2003, we invested $5.7 million to acquire a travel center in Woodstock, Ontario, Canada. In the first quarter of 2002 we completed two business acquisitions of former franchisees' businesses for $1.9 million. The level of capital expenditures, net of proceeds from sales, in the first quarter of 2003 was about even with that in the first quarter of 2002. We expect cash used in investing activities for the year ending December 31, 2003 to total $43 million, as compared to $42 million for the year ended December 31, 2002.

         Net cash provided by financing activities was $1.7 million during the first quarter of 2003, as compared to $5.9 million of cash used in financing activities for the first quarter of 2002. In the first quarter of 2003, we made net borrowings of revolving credit facility indebtedness of $2.6 million and made scheduled debt repayments of $0.9 million. In the first quarter of 2002 we made net repayments of revolving credit facility indebtedness of $4.9 million and made a scheduled payment of term loan indebtedness of $0.8 million.

DESCRIPTION OF INDEBTEDNESS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002, except that at March 31, 2003, we had outstanding revolving credit facility borrowings and issued letters of credit of $25.0 million and $21.7 million, respectively, leaving $53.3 million of our $100 million revolving credit facility available for borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

         On September 9, 1999, we entered into a master lease program with a lessor that has been used to finance the construction of eight travel centers on land we own. These lease transactions were evaluated for lease classification in accordance with FAS 13. We do not consolidate the lessor so long as the owners of the lessor maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date and is expected to remain the case. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to purchase the improvements for approximately $58.2 million. Alternatively, we could return the travel centers to the lessor. In this case, we would be required to made a residual value guarantee payment to the lessor of $44.1 million. However, the lessor would be required remit to us any portion of the payment which, when combined with the net sale proceeds of the property, exceeded the lessor's $58.2 million investment in the property.

         Under the related lease agreement, our quarterly lease payments are based on the capitalization and weighted-average cost of capital of the lessor. The lessor was initially capitalized with $2.4 million of equity and entered into a loan and security agreement through which it borrowed $69.7 million. The lessor's equity holders receive a return on their contributed capital equal to LIBOR plus 10.75%, while the interest rate for the indebtedness is equal to LIBOR plus a spread that will decrease from 4.0% to 3.0% as our leverage ratio (as defined in our bank debt agreement) improves. Our quarterly rent payments are calculated to equal the quarterly interest expense, return on equity and debt amortization requirements of the lessor, based on a straight-line amortization schedule that ensures 20% of the underlying indebtedness is repaid by the expiration of the initial lease term on September 9, 2006. We do not guarantee the indebtedness of the lessor and the lessor's creditors have no recourse against us beyond our obligation to continue our rent payments.

         The following are additional amounts related to the master lease program (all amounts are as of or for the quarter ended March 31, 2003):

     - The lessor's total capitalization of $67.9 million consisted of $65.5 million of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

     - The lessor's assets related to the master lease program consisted of $67.5 million of tangible fixed assets, $1.7 million of capitalized interest and $2.9 million of deferred financing costs.

     - During the three months ended March 31, 2003, we recognized and paid lease rent expense under this master lease program of $1.4 million. Excluding this rent expense, the eight leased sites generated income of $2.6 million for the three months ended March 31, 2003.

     - The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $1.3 million and $1.0 million, respectively, for the three months ended March 31, 2003.

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

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                                  PAYMENTS DUE BY PERIOD
                                       --------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS                 TOTAL            2003        2004-2005       2006-2007       THEREAFTER
  -----------------------
                                        ---------       ---------      ---------       ---------       ----------
                                                                 (IN MILLIONS OF DOLLARS)
  Long-term debt(1)...................  $   543.2       $    13.9      $     6.7       $   106.1       $   416.5
  Operating leases(2).................      186.2            12.5           31.1            65.5            77.1
  Other long-term liabilities(3)......        6.0              -             3.2             1.0             1.8
                                        ---------       ---------      ---------       ---------       ---------
  Total contractual cash obligations..  $   735.4       $    26.4      $    41.0       $   172.6       $   495.4
                                        =========       =========      =========       =========       =========

         (1) Excludes interest.

         (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term in 2006 and we would make a residual value guarantee payment of $44.1 million.

         (3) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated. As of March 31, 2003, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $3.5 million.

         Our only commercial commitments of any significance are the $21.7 million of standby letters of credit we had outstanding as of March 31, 2003.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of March 31, 2003, we had a reserve of $3.9 million for unindemnified environmental matters for which we are responsible and a receivable for estimated recoveries of these estimated future expenditures of $1.2 million. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $2.2 million in the remainder of 2003; $0.9 million in 2004; $0.5 million in 2005; $0.1 million in 2006; $0.1 million in 2007 and $0.1 million thereafter. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, as the lessor with whom we have entered into our master lease program is currently capitalized and structured, we would be required to consolidate the lessor in our consolidated financial statements. We and the lessor are currently evaluating our alternatives with respect to the master lease facility and have not yet concluded on our course of action. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor is not expected to result in a violation of our debt covenants or to have an effect on our liquidity.

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

         - changes in accounting principals generally accepted in the United States;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the first quarter of 2003.

ITEM 5.  OTHER INFORMATION

         Our annual report on Form 10-K for the year ended December 31, 2002 was reviewed by the Securities and Exchange Commission (the "SEC") and we received a comment letter, dated April 11, 2003, from the SEC following its review. The comments in the SEC letter focused mainly on supplemental disclosure for items related to references to non-GAAP financial measures, our accounting for the value of the initial and contingent warrants issued with our Senior Subordinated Notes in November 2000, recognition of rent expense for operating leases with rent escalation clauses and operating lease accounting treatment for our master lease agreement which expires on September 9, 2006. The SEC's comment letter also requested us to make additional disclosures in future filings and provide certain supplemental information.

         We responded to the SEC's comment letter on May 14, 2003, with respect to all of the supplemental information requested as well as sample disclosure that we undertake to include in our future filings. We have also included, to the extent applicable, additional disclosures in this filing intended to address certain matters raised by the SEC. However, there can be no assurance that the SEC will not have further comments or requests that we disclose additional information or make additional filings. We will seek to expeditiously resolve the remaining issues in the SEC's letter or any additional matters the SEC may wish to address.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the first quarter of 2003, we filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TRAVELCENTERS OF AMERICA, INC.
                                  (Registrant)


Date: May 14, 2003             By:      /s/ James W. George
                                   --------------------------------------------
                                    Name:  James W. George
                                    Title: Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Duly Authorized Officer)

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

Date: May 14, 2003       By:      /s/ Edwin P. Kuhn
                             --------------------------------------------------
                              Name:  Edwin P. Kuhn
                              Title: Chairman of the Board of Directors,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

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

Date: May 14, 2003     By:  /s/ James W. George
                           ----------------------------------------------------
                            Name:  James W. George
                            Title: Senior Vice President, Chief Financial
                            Officer and Secretary (Principal
                            Financial Officer and Principal
                            Accounting Officer)