Form 10-Q
period 2003-06-30
TRAVELCENTERS OF AMERICA INC
filed 2003-08-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ----------------------------

                                    FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                        Commission file number 333-52442

                          ----------------------------


                         TRAVELCENTERS OF AMERICA, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                   36-3856519
-------------------------------                   ------------------
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


                           Yes  X               No
                              -----               -----


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).


                           Yes                  No  X
                              -----               -----


     As of July 31, 2003, there were outstanding 6,929,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                             INDEX                                                                PAGE NO.
                             -----                                                                --------
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheet as of December 31, 2002
                             (restated) and June 30, 2003 (unaudited)............................    2

                             Unaudited Consolidated Statement of Operations and
                             Comprehensive Income for the three months and six months
                             ended June 30, 2002 (restated) and 2003.............................    3

                             Unaudited Consolidated Statement of Cash Flows for the six
                             months ended June 30, 2002 (restated) and 2003......................    4

                             Unaudited Statement of Nonredeemable Stockholders' Equity
                             for the six months ended June 30, 2002 (restated) and 2003..........    5

                             Selected Notes to Unaudited Consolidated Financial Statements.......    6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...........................................   25

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk.........................................................   35

       Item 4.               Controls and Procedures.............................................   35

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings...................................................   36

       Item 4.               Submission of Matters to a Vote of Security Holders.................   36

       Item 5.               Other Information...................................................   36

       Item 6.               Exhibits and Reports on Form 8-K....................................   36

SIGNATURE........................................................................................   37


                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,     JUNE 30,
                                                                                             2002           2003
                                                                                          (RESTATED)    (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   14,047     $   25,304
    Accounts receivable (less allowance for doubtful accounts of $2,025 for 2002 and
       $1,982 for 2003)...............................................................        44,295         56,094
    Inventories.......................................................................        61,937         57,547
    Deferred income taxes.............................................................         4,222          3,728
    Other current assets..............................................................         8,164          6,677
                                                                                          ----------     ----------
         Total current assets.........................................................       132,665        149,350
 Property and equipment, net..........................................................       444,197        445,338
 Goodwill.............................................................................        23,585         24,236
 Deferred financing costs, net........................................................        27,452         25,781
 Deferred income taxes................................................................        17,781         16,880
 Other noncurrent assets..............................................................        15,087         15,338
                                                                                          ----------     ----------
         Total assets.................................................................    $  660,767     $  676,923
                                                                                          ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    3,460     $    3,345
    Accounts payable..................................................................        58,512         66,843
    Other accrued liabilities.........................................................        51,339         54,812
                                                                                          ----------     ----------
         Total current liabilities....................................................       113,311        125,000
 Commitments and contingencies........................................................
 Long-term debt (net of unamortized discount).........................................       523,934        522,881
 Deferred income taxes................................................................         2,107          2,151
 Other noncurrent liabilities.........................................................         6,209          8,575
                                                                                          ----------     ----------
                                                                                             645,561        658,607

 Redeemable equity....................................................................           681            648
 Nonredeemable equity:
    Common stock and other stockholders' equity.......................................       217,293        217,706
    Accumulated deficit...............................................................      (202,768)      (200,038)
                                                                                          ----------     ----------
         Total nonredeemable equity...................................................        14,525         17,668
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  660,767     $  676,923
                                                                                          ==========     ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               2002           2003           2002           2003
                                                            (RESTATED)                    (RESTATED)
                                                            ----------     ----------     ----------     ----------
                                                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

      Revenues:
         Fuel.............................................  $  302,293     $  360,256     $  556,309     $  774,449
         Nonfuel..........................................     159,354        166,843        297,973        313,066
         Rent and royalties...............................       3,997          3,500          7,987          7,015
                                                            ----------     ----------     ----------     ----------
               Total revenues.............................     465,644        530,599        862,269      1,094,530
      Cost of goods sold (excluding depreciation):
         Fuel.............................................     276,578        330,975        506,683        719,637
         Nonfuel..........................................      65,911         68,673        122,092        128,210
                                                            ----------     ----------     ----------     ----------
               Total cost of goods sold (excluding
                  depreciation)...........................     342,489        399,648        628,775        847,847
                                                            ----------     ----------     ----------     ----------

      Gross profit (excluding depreciation)...............     123,155        130,951        233,494        246,683

      Operating expenses..................................      82,397         86,505        163,070        169,350
      Selling, general and administrative expenses........       9,851         10,215         19,279         20,305
      Depreciation and amortization expense...............      15,039         14,626         29,132         29,200
      (Gain) loss on sales of property and equipment......         (21)          (261)           (14)          (293)
                                                            ----------     ----------     ----------     -----------
      Income from operations..............................      15,889         19,866         22,027         28,121
      Interest and other financial costs, net.............     (13,072)       (11,525)       (26,012)       (23,288)
                                                            ----------     ----------     ----------     ----------

      Income (loss) before income taxes and the
         cumulative effect of a change in accounting
         principle........................................       2,817          8,341         (3,985)         4,833
      Provision (benefit) for income taxes................         850          3,080         (1,205)         1,850
                                                            ----------     ----------     ----------     ----------
      Income (loss) before the cumulative effect of a
         change in accounting principle...................       1,967          5,261         (2,780)         2,983

      Cumulative effect of a change in accounting
         principle, net of related taxes (Note 2).........           -              -              -           (253)
                                                            ----------     ----------     ----------     ----------

      Net income (loss)...................................       1,967          5,261         (2,780)         2,730

      Other comprehensive income (expense), net of
         tax (Note 3):
          Unrealized gain on derivative instruments.......         283              -            901              -
          Foreign currency translation adjustments........           -            399              -            632
                                                            ----------     ----------     ----------     ----------
      Comprehensive income (loss).........................  $    2,250     $    5,466     $   (1,879)    $    3,168
                                                            ==========     ==========     ==========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ---------------------------------
                                                                                            2002               2003
                                                                                         (RESTATED)
                                                                                       ---------------     -------------
                                                                                          (IN THOUSANDS OF DOLLARS)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................................  $ (2,780)       $  2,730
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle..........................         -             253
      Depreciation and amortization expense..........................................    29,132          29,200
      Amortization of deferred financing costs.......................................     1,480           1,671
      Deferred income tax provision..................................................    (1,519)          1,345
      Provision for doubtful accounts................................................       500             500
      (Gain) on sales of property and equipment......................................       (14)           (293)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................   (12,276)        (12,711)
         Inventories.................................................................     2,394           5,116
         Other current assets........................................................     1,435           1,504
         Accounts payable and other accrued liabilities..............................    34,692          12,323
      Other, net.....................................................................    (2,257)           (952)
                                                                                       --------        --------

       Net cash provided by operating activities.....................................    50,787          40,686
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions.........................................................    (3,063)         (8,302)
       Proceeds from sales of property and equipment.................................     2,535           1,378
       Capital expenditures..........................................................   (23,739)        (21,236)
                                                                                       --------        ---------

       Net cash used in investing activities.........................................   (24,267)        (28,160)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in checks drawn in excess of bank balances................    (9,275)            696
       Revolving loan borrowings (repayments), net...................................   (10,600)         11,100
       Long-term debt repayments.....................................................      (863)        (13,014)
       Repurchase of common stock....................................................         -            (252)
       Issuance of common stock......................................................        39               -
       Merger and recapitalization expenses paid.....................................      (150)              -
                                                                                       --------        --------

       Net cash used in financing activities.........................................   (20,849)         (1,470)
                                                                                       --------        --------

       Effect of exchange rate changes on cash.......................................         -             201
                                                                                       --------        --------

           Net increase (decrease) in cash...........................................     5,671          11,257

Cash at the beginning of the period..................................................    19,888          14,047
                                                                                       --------        --------

Cash at the end of the period........................................................  $ 25,559        $ 25,304
                                                                                       ========        ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

            UNAUDITED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                       ------------------------------
                                                                                         2002
                                                                                       (RESTATED)             2003
                                                                                       ----------          ----------
                                                                                        (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period............................................  $       3           $       3
                                                                                       =========           =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period....................................................  $ 217,290           $ 217,290
       Accretion of redeemable equity................................................          -                (219)
                                                                                       ---------           ---------
   Balance at end of period..........................................................  $ 217,290           $ 217,071
                                                                                       =========           =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period....................................................  $  (1,920)          $       -
       Change in fair value of interest rate protection agreement, net of tax........        901                   -
       Foreign currency translation adjustments, net of tax..........................          -                 632
                                                                                       ---------           ---------
    Balance at end of period.........................................................  $  (1,019)          $     632
                                                                                       =========           =========

ACCUMULATED DEFICIT:
   Balance at beginning of period....................................................  $(204,039)          $(202,768)
       Net income (loss).............................................................     (2,780)              2,730
                                                                                       ---------           ---------
   Balance at end of period..........................................................  $(206,819)          $(200,038)
                                                                                       =========           =========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At June 30, 2003, our geographically diverse nationwide network of full-service travel centers consisted of 153 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

         The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C., TravelCenters Properties, L.P., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated. With only one of our 153 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

         The accompanying unaudited, consolidated financial statements as of June 30, 2003 and for the three- and six-month periods ended June 30, 2002 and 2003 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002. As further discussed in Note 11, our audited financial statements for the year ended December 31, 2002 have been restated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at June 30, 2003, our results of operations for the three- and six-month periods ended June 30, 2002 and 2003, and our changes in nonredeemable stockholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2003, and are not necessarily indicative of the results to be expected for the full year.

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

         A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the six months ended June, 2003 was as follows (in thousands of dollars):

  Balance at January 1, 2002................................................ $ 589
  Liabilities incurred......................................................    10
  Liabilities settled.......................................................     -
  Accretion expense.........................................................    38
  Revisions to estimates....................................................     -
                                                                             -----
                                                                             $ 637
                                                                             =====



         FIN 46. In January 2003, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, we will be required to consolidate into our consolidated financial statements the entity that is the lessor under our master lease program (see
Note 7) covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We adopted the disclosure requirements of FIN 46 in our consolidated financial statements for 2002.

         FAS 150. In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the third quarter ending September 30, 2003. Under FAS 150, we will be required to present the balance of our redeemable common stock as a liability instead of as an item between liabilities and equity as we have historically presented it. We are currently evaluating the other effects of adopting FAS 150. Adopting FAS 150 may require us to recognize as interest expense each quarter any dividends paid with respect to the redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the redeemable stock. However, adopting FAS 150 will not affect our cash payments or liquidity.

3.       COMPREHENSIVE INCOME

         Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                          ---------------------------------------------------------
                                                               2002           2003           2002           2003
                                                            (RESTATED)                    (RESTATED)
                                                          ------------     ----------     ----------     ----------
                                                                           (IN THOUSANDS OF DOLLARS)
  Related to gain or loss on derivative instruments.......  $      146     $        -     $      465     $        -
  Related to foreign currency translation adjustments.....           -            100              -            256
                                                            ----------     ----------     ----------     ----------
    Total.................................................  $      146     $      100     $      465     $      256
                                                            ==========     ==========     ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       INVENTORIES

         Inventories consisted of the following:



                                                                                              DECEMBER 31,      JUNE 30,
                                                                                                  2002            2003
                                                                                             ------------------------------
                                                                                               (IN THOUSANDS OF DOLLARS)
           Nonfuel merchandise............................................................... $     55,460    $     52,210
           Petroleum products................................................................        6,477           5,337
                                                                                              ------------    ------------
               Total inventories............................................................. $     61,937    $     57,547
                                                                                              ============    ============


5.       GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the six-month periods ended June 30, 2002 and 2003 were as follows:



                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ----------------------------
                                                                                          2002            2003
                                                                                      -------------- -------------
                                                                                       (IN THOUSANDS OF DOLLARS)
  Balance as of beginning of period.................................................. $    19,343     $    23,585
  Goodwill recorded during the period................................................       3,654             651
                                                                                      -----------     -----------
  Balance as of end of period........................................................ $    22,997     $    24,236
                                                                                      ===========     ===========


         During the six months ended June 30, 2002, we recorded $3,654,000 of goodwill as a result of the business acquisitions we completed in connection with converting three leased sites to company-operated sites. During the six months ended June 30, 2003, we recorded $651,000 of goodwill as a result of the business acquisitions we completed in connection with converting two leased sites to company-operated sites.

         The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:


                                                                                      DECEMBER 31,      JUNE 30,
                                                                                          2002            2003
                                                                                     --------------- ---------------
                                                                                       (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Noncompetition agreements..................................................... $     17,200    $     17,200
       Leasehold interest............................................................        1,724           1,724
       Other.........................................................................          849             866
                                                                                      ------------    ------------
           Total amortizable intangible assets.......................................       19,773          19,790
       Less - accumulated amortization...............................................       18,848          19,438
                                                                                      ------------    ------------
           Net carrying value of amortizable intangible assets.......................          925             352
Net carrying value of trademarks.....................................................        1,398           1,398
                                                                                      ------------    ------------
           Intangible assets, net.................................................... $      2,323    $      1,750
                                                                                      ============    ============


         Total amortization expense for our amortizable intangible assets for the six-month periods ended June 30, 2002 and 2003 were $948,000 and $590,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2003 and each of the two succeeding fiscal years are $683,000 for 2003; $181,000 for 2004 and $77,000 for 2005. Our amortizable intangible assets will be fully amortized by December 31, 2005.

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


                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                ------------------------------
                                                                                     2002
                                                                                  (RESTATED)        2003
                                                                                ------------------------------

                                                                                  (IN THOUSANDS OF DOLLARS)

Net income (loss), as reported (2002 amount restated)...........................  $   (2,780)    $    2,730
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net income (loss) as reported..........................            -             -
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects..............        (352)         (327)
                                                                                  ----------     ---------
Pro forma net income (loss).....................................................  $   (3,132)    $    2,403
                                                                                  ==========     ==========


         The fair value of these options used to calculate the pro forma compensation expense amounts was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

7.       COMMITMENTS AND CONTINGENCIES

Guarantees

         In the normal course of business we periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that these indemnifications are not expected to have a material adverse effect on our consolidated financial position or results of operations. We also offer a warranty of our workmanship in our truck maintenance and repair shops, but the annual warranty expense and corresponding liability are immaterial.

Lease Commitments

         We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options, escalation clauses and, in certain cases, purchase options. Certain operating leases specify scheduled rent increases over the lease term. The effects of those scheduled rent increases, which are included in minimum lease payments, are recognized in rent expense over the lease term on a straight-line basis. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2002, were as follows:

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




YEAR ENDING                                                                                     MINIMUM LEASE
DECEMBER 31,                                                                                       PAYMENTS
------------                                                                              -------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
2003...................................................................................        $    17,622
2004...................................................................................             18,488
2005...................................................................................             17,793
2006...................................................................................             59,538
2007...................................................................................              9,175
Thereafter.............................................................................             75,604
                                                                                               -----------
                                                                                               $   198,220
                                                                                               ===========



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

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity.

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

         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding historical contamination at certain of the former Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of June 30, 2003, we had a reserve for these matters of $3,474,000 and a receivable for estimated recoveries of these estimated future expenditures of $1,451,000. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $1,806,000 in the remainder of 2003; $852,000 in 2004; $491,000 in 2005; $119,000 in 2006; $119,000 in 2007 and $87,000
thereafter. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     -------------------------------
                                                                                          2002            2003
                                                                                     --------------- ---------------
                                                                                       (IN THOUSANDS OF DOLLARS)

  Revolving loan borrowings.........................................................  $   242,500     $   269,000
  Revolving loan repayments.........................................................     (253,100)       (257,900)
                                                                                      -----------     -----------
    Revolving loan borrowings (repayments), net.....................................  $   (10,600)    $    11,100
                                                                                      ===========     ===========

  Cash paid during the period for:
    Interest........................................................................  $    23,487     $    23,343
    Income taxes (net of refunds)...................................................  $       275     $       335


         During the six-month period ended June 30, 2002, we acquired $1,494,000 of inventory, property and equipment and goodwill in settlement of accounts and notes receivable as part of the conversions of leased sites to company-operated sites and received $250,000 of notes as partial consideration for inventories sold in connection with the sales of two company-operated sites. During the six-month period ended June 30, 2003, we acquired $419,000 of inventory in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


9.       OTHER INFORMATION

                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                               ----------------------------------------------------------
                                                                    2002                          2002           2003
                                                                 (RESTATED)        2003        (RESTATED)
                                                               -------------    -----------    -----------    -----------
                                                                                (IN THOUSANDS OF DOLLARS)

Interest and other financial costs consists of the following:
   Cash interest expense..................................       $  (12,031)    $  (10,271)    $  (23,942)    $  (20,912)
   Cash interest income...................................               47             23             71             42
   Amortization of discount on debt.......................             (336)          (381)          (659)          (747)
   Amortization of deferred financing costs...............             (752)          (850)        (1,480)        (1,671)
                                                                 ----------     ----------     ----------     ----------
   Interest and other financial costs, net................       $  (13,072)    $  (11,525)    $  (26,010)    $  (23,288)
                                                                 ==========     ==========     ==========     ==========


10.      RELATED PARTY TRANSACTIONS

         During the six-month periods ended June 30, 2002 and 2003, we made purchases of diesel fuel in the amount of $82,851,000 and $118,504,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amount of $1,581,000 and $1,690,000, respectively, to this affiliate. We also lease a travel center from this affiliate. Rent paid with respect to this site for the six-month periods ended June 30, 2002 and 2003 was $204,000 and $204,000, respectively. At December 31, 2002 and June 30, 2003, our receivables from this affiliate were $151,000 and $110,000, respectively, while our payables to this affiliate were $357,000 and $28,000, respectively.

         Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,497,000 and $1,450,000 at December 31, 2002 and June 30, 2003,
respectively.

11.      RESTATEMENT

         The accompanying balance sheet as of December 31, 2002, the accompanying statements of operations and comprehensive income for the three-and six-month periods ended June 30, 2002 and the accompanying statements of cash flows and nonredeemable stockholders' equity for the six-month period ended June 30, 2002 have been restated. The adjustments related to the following:

         Operating lease rent expense. We have revised our accounting for certain of our operating leases that contain scheduled rent increases or for which rent payments are based on a variable interest rate to recognize rent expense on a straight-line basis over the lease term, regardless of the actual rent payments we are required by the lease to make each period. We were not properly accruing rent expense for such leases in accordance with FAS 13, "Accounting for Leases," FAS 29, "Determining Contingent Rentals," and related pronouncements. Under these pronouncements, we are required to recognize rent expense on a straight-line basis over the lease term.

         Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the three- and six-month periods ended June 30, 2002, the adjustments to correct our operating lease expense accounting resulted in decreases in operating expenses of $99,000 and $241,000, respectively. For the year ended December 31, 2002, the adjustments increased operating expenses by $605,000. Our accounting for all of our operating leases was brought into compliance with the applicable pronouncements beginning with the first quarter of 2003 and, accordingly, no adjustment to our first quarter results as a result of this matter is required.

         Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. We had previously recorded this additional amount of debt discount in March 2003 when the contingent warrants became exercisable. In March 2003, we also previously recorded an additional $283,000 of debt discount amortization to bring the debt discount to its proper balance as of March 31, 2003. For the three- and six-month periods ended June 30, 2002, the effect on interest expense of the adjustments to correct our accounting were increases of $33,000 and $66,000, respectively. For the year ended December 31, 2002, the adjustments increased interest expense by $137,000, decreased long-term debt by $1,198,000, and increased additional paid-in capital by $1,450,000. For the three-month period ended March 31, 2003, the adjustments decreased interest expense by $283,000.

         Other adjustments. In addition, we have made certain other restatement adjustments, including adjustments to the tax provision, that had not been recorded in the years in which they arose and which were determined to be immaterial to our consolidated financial statements taken as a whole in those prior years. These restatement adjustments generally reflect timing errors between years and most of the adjustments had been recorded in the year following the year they arose. Accordingly, the primary effect of these other adjustments was to present the amounts in the proper year or quarter. As of December 31, 2002, the net effect of reflecting these other restatement adjustments in the proper periods was a $0.9 million net reduction in our accumulated deficit and total nonredeemable stockholders' equity, all of which effect was related to previously unrecorded depreciation expense-related adjustments.

         Summary of Restatement Adjustments. The following tables summarize the effects of the restatement adjustments on certain of our previously issued financial statements by type of adjustment and by the affected captions in our statement of operations and comprehensive income. The various adjustments recorded to prior years as part of the restatement have no effect on our cash flows and liquidity and do not result in a violation of our debt covenants for any period. However, our restated statement of cash flows data included herein reflects a reclassification, from inclusion in operating cash flows to inclusion in financing cash flows, of the effect on cash of the increase or decrease each period of the amount of checks drawn in excess of bank balances.

                                                 THREE MONTHS ENDED   SIX MONTHS ENDED     YEAR ENDED
                                                    JUNE 30, 2002      JUNE 30, 2002    DECEMBER 31, 2002
                                                 --------------------------------------------------------
                                                               (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type -
  increase (decrease) to income (loss)
  before income taxes:

   Straight-line lease rent expense............     $   99              $   241            $ (605)
   Debt discount amortization..................        (33)                 (66)             (137)
   Other matters...............................       (117)                (206)              456
                                                    -------             --------           ------

   Net effect of restatement adjustments
     income (loss) before income taxes -
     increase (decrease) in income (loss)
     before income taxes.......................     $  (51)             $   (31)           $ (286)
                                                    =======             =======            ======


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                   THREE MONTHS ENDED   SIX MONTHS ENDED      YEAR ENDED
                                                      JUNE 30, 2002       JUNE 30, 2002    DECEMBER 31, 2002
                                                  -------------------   ----------------   -----------------
(IN THOUSANDS OF DOLLARS)

Summary of restatement adjustments by
caption - increase (decrease) to income
(loss) before income taxes

   Total revenues..............................      $     (108)         $     (538)          $    1,141
   Operating expenses..........................              (4)                 34               (2,017)
   Selling, general and administrative expenses             (24)                303                  255
   Depreciation and amortization Expense.......             118                 236                  472
   Interest and other financial Costs, net.....             (33)                (66)                (137)
                                                     -----------        -----------           ----------
   Net effect of restatement adjustments on
     income (loss) before income taxes -
     increase (decrease) in income (loss)......      $      (51)         $      (31)          $     (286)
                                                     ==========          ==========           ==========


         Summary of Restated Financial Data. The following tables present a summary of our balance sheet, statement of operations and statement of cash flows data as previously reported and as restated as a result of the restatement adjustments summarized above.



                                        THREE MONTHS ENDED          SIX MONTHS ENDED              YEAR ENDED
                                          JUNE 30, 2002              JUNE 30, 2002            DECEMBER 31, 2002
                                    --------------------------  ---------------------------   ------------------------
                                          AS                         AS                           AS
                                      PREVIOUSLY                 PREVIOUSLY                   PREVIOUSLY
                                       REPORTED    AS RESTATED    REPORTED      AS RESTATED    REPORTED    AS RESTATED
                                    -------------  -----------  -------------   ------------  ----------   -----------
                                                               (IN THOUSANDS OF DOLLARS)

Statement of operations data:
----------------------------
   Total revenues...................  $  465,752   $  465,644    $  862,807    $  862,269   $1,870,447    $1,871,588
   Cost of goods sold (excluding
     depreciation)..................     342,489      342,489       628,775       628,775    1,389,680     1,389,680
                                      ----------   ----------    ----------    ----------   ----------    ----------
   Gross profit (excluding
     depreciation)..................     123,263      123,155       234,032       233,494      480,767       481,908
   Operating expenses...............      82,393       82,397       163,105       163,070      330,206       332,223
   Selling, general and
     administrative expenses........       9,827        9,851        19,582        19,279       38,073        37,818
   Depreciation and amortization
     expense........................      15,157       15,039        29,369        29,132       60,773        60,301
   Gain on sales of property and
     equipment......................         (21)         (21)          (14)          (14)      (1,089)       (1,089)
                                      ----------   ----------    ----------    ----------   ----------    ----------
   Income from operations...........      15,907       15,889        21,990        22,027       52,804        52,655
   Interest and other financial
     costs, net.....................     (13,039)     (13,072)      (25,944)      (26,012)     (51,286)      (51,423)
   Provision (benefit) for income
     taxes..........................         869          850        (1,193)       (1,205)         508           (39)
                                      ----------   ----------    ----------    ----------   ----------    ----------
   Net income (loss)................  $    1,999   $    1,967    $   (2,761)   $   (2,780)  $    1,010    $    1,271
                                      ==========   ==========    ==========    ==========   ==========    ==========

   Accumulated deficit at beginning
     of period......................  $ (206,348)  $ (208,786)   $ (201,588)   $ (204,039)  $ (201,588)   $ (204,039)
                                      ==========   ==========    ==========    ==========   ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                   SIX MONTHS ENDED              YEAR ENDED
                                                                    JUNE 30, 2002            DECEMBER 31, 2002
                                                               ------------------------   ------------------------
                                                                   AS                         AS
                                                               PREVIOUSLY                 PREVIOUSLY
                                                                REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                               ----------   -----------   ----------   -----------
                                                                            (IN THOUSANDS OF DOLLARS)
Statement of cash flows data:
----------------------------
   Cash provided by operating activities......................  $ 41,512      $ 50,787     $ 61,512      $ 75,574
   Cash used in investing activities..........................   (24,267)      (24,267)     (42,110)      (42,110)
   Cash provided by (used in) financing activities............   (11,574)      (20,849)     (25,243)      (39,305)
                                                                --------      --------     ---------     --------
   Net increase (decrease) in cash............................  $  5,671      $  5,671     $ (5,841)     $ (5,841)
                                                                ========      ========     =========     =========



                                                                   SIX MONTHS ENDED              YEAR ENDED
                                                                    JUNE 30, 2002            DECEMBER 31, 2002
                                                              -------------------------   -------------------------
                                                                   AS                         AS
                                                               PREVIOUSLY                 PREVIOUSLY
                                                                REPORTED    AS RESTATED    REPORTED    AS RESTATED
                                                               ----------   -----------   ----------   -----------
                                                                            (IN THOUSANDS OF DOLLARS)

Balance sheet data:
------------------
   Cash.......................................................  $   25,559    $   25,559   $   14,047    $   14,047
   Accounts receivable, net...................................      54,542        55,542       44,295        44,295
   Inventories................................................      55,296        55,296       61,937        61,937
   Deferred income taxes......................................       4,839         4,348        4,221         4,222
   Other current assets.......................................       6,916         6,916        8,164         8,164
                                                                ----------    ----------   ----------    ----------
     Total current assets.....................................     147,152       147,661      132,664       132,665
   Property and equipment, net................................     455,154       453,423      445,692       444,197
   Goodwill...................................................      26,267        22,997       25,908        23,585
   Deferred financing costs, net..............................      28,722        28,722       27,452        27,452
   Deferred income taxes......................................      21,172        20,738       16,069        17,781
   Other noncurrent assets....................................      11,868        15,138       12,764        15,087
                                                                ----------    ----------   ----------    ----------
     Total assets.............................................  $  690,335    $  688,679   $  660,549    $  660,767
                                                                ==========    ==========   ==========    ==========

   Current maturities of long-term debt.......................  $    3,451    $    3,451   $    3,460    $    3,460
   Accounts payable...........................................      73,685        73,685       58,512        58,512
   Other accrued liabilities..................................      55,052        54,706       51,440        51,339
                                                                ----------    ----------   ----------    ----------
     Total current liabilities................................     132,188       132,842      113,412       113,311
   Long-term debt (net of unamortized discount)...............     537,957       536,688      525,131       523,934
   Deferred income taxes......................................       2,843         2,455        2,364         2,107
   Other noncurrent liabilities...............................       6,268         8,635        3,696         6,209
                                                                ----------    ----------   ----------    ----------
     Total liabilities........................................     679,256       678,620      644,603       645,461
   Redeemable equity..........................................         604           604          681           681
   Common stock and other stockholders' equity................     214,824       216,274      215,843       217,293
   Accumulated deficit........................................    (204,349)     (206,819)    (200,578)     (202,768)
                                                                ----------    ----------   ----------    ----------
     Total nonredeemable stockholders' equity.................      10,475         9,455       15,265        14,525
                                                                ----------    ----------   ----------    ----------
     Total liabilities and equity.............................  $  690,335    $  688,679   $  660,549    $  660,767
                                                                ==========    ==========   ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


12.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2002 (restated) and June 30, 2003, our condensed consolidating statement of operations schedules for the three- and six-month periods ended June 30, 2002 (restated) and 2003 and our condensed consolidating statement of cash flows schedules for the six-month periods ended June 30, 2002 (restated) and 2003. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries, which are included only since January 2003. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

         The Guarantor Subsidiaries (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.) are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and the Senior Subordinated Notes due 2009.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:



                                                                       DECEMBER 31, 2002 (RESTATED)
                                               -----------------------------------------------------------------------------
                                                   PARENT        GUARANTOR      NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                               ---------------  -------------   ------------    ------------   -------------
                                                                         (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash......................................   $        -      $   14,047     $        -      $        -      $   14,047
    Accounts receivable, net..................            -          44,429            857            (991)         44,295
    Inventories...............................            -          61,937              -               -          61,937
    Deferred income taxes.....................            -           4,182             40               -           4,222
    Other current assets......................          445           7,719              -               -           8,164
                                                 ----------      ----------     ----------      ----------      ----------

         Total current assets.................          445         132,314            897            (991)        132,665
 Property and equipment, net..................            -         444,197              -               -         444,197
 Goodwill.....................................            -          23,585              -               -          23,585
 Deferred financing costs.....................       27,452               -              -               -          27,452
 Deferred income taxes........................       23,696          (5,915)             -               -          17,781
 Other noncurrent assets....................            996          14,091              -               -          15,087
 Investment in subsidiaries...................      241,515               -              -        (241,515)              -
                                                 ----------      ----------     ----------      ----------      ----------

         Total assets.........................   $  294,104      $  608,272     $      897      $ (242,506)     $  660,767
                                                 ==========      ==========     ==========      ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt......   $    3,280      $      180     $        -      $        -      $    3,460
    Accounts payable..........................            -          58,354            158               -          58,512
    Other accrued liabilities.................        2,979          48,211          1,141            (991)         51,339
                                                 ----------      ----------     ----------      ----------      ----------

         Total current liabilities............        6,259         106,745          1,298            (991)        113,311
 Long-term debt (net of unamortized discount).      521,243           2,691              -               -         523,934
 Deferred income taxes........................            -           2,107              -               -           2,107
 Intercompany advances........................     (249,859)        255,226         (5,367)              -               -
 Other noncurrent liabilities.................            -           6,209              -               -           6,209
                                                 ----------      ----------     ----------      ----------      ----------

         Total liabilities....................      277,643         372,978         (4,069)           (991)        645,561

 Redeemable equity............................          681               -              -               -             681
 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity..................................      218,548         192,336              -        (193,591)        217,293
    Retained earnings (accumulated deficit)...     (202,768)         42,958          4,966         (47,924)       (202,768)
                                                 ----------      ----------     ----------      ----------      ----------

         Total nonredeemable stockholders'
            equity............................       15,780         235,294          4,966        (241,515)         14,525
                                                 ----------      ----------     ----------      ----------      ----------

         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity............................   $  294,104      $  608,272     $      897      $ (242,506)     $  660,767
                                                 ==========      ==========     ==========      ==========      ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                              JUNE 30, 2003
                                               ---------------------------------------------------------------------------
                                                  PARENT       GUARANTOR       NONGUARANTOR
                                                 COMPANY      SUBSIDIARIES      SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                               ------------   -------------    ------------   ------------   -------------
                                                                        (IN THOUSANDS OF DOLLARS)

   ASSETS
   Current assets:
      Cash....................................   $        -     $   25,108     $      196     $        -     $   25,304
      Accounts receivable, net................            -         56,377            818         (1,101)        56,094
      Inventories.............................            -         57,414            133              -         57,547
      Deferred income taxes...................            -          3,688             40              -          3,728
      Other current assets....................          190          6,558             48           (119)         6,677
                                                 ----------     ----------     ----------     ----------     ----------

           Total current assets...............          190        149,145          1,235         (1,220)       149,350
   Property and equipment, net................            -        439,233          6,105              -        445,338
   Goodwill...................................            -         24,236              -              -         24,236
   Deferred financing costs, net..............       25,781              -              -              -         25,781
   Deferred income taxes......................       22,821         (5,941)             -              -         16,880
   Other noncurrent assets....................          928         18,532              -         (4,122)        15,338
   Investment in subsidiaries.................      252,382          1,689              -       (254,071)             -
                                                 ----------     ----------     ----------     ----------     ----------

           Total assets.......................   $  302,102     $  626,894     $    7,340     $ (259,413)    $  676,923
                                                 ==========     ==========     ==========     ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt..     $    3,165     $      180     $        -     $        -     $    3,345
      Accounts payable......................              -         66,659            184              -         66,843
      Other accrued liabilities.............          1,485         53,122          1,425         (1,220)        54,812
                                                 ----------     ----------     ----------     ----------     ----------
           Total current liabilities........          4,650        119,961          1,609         (1,220)       125,000
   Long-term debt (net of unamortized discount)     520,222          2,659          4,122         (4,122)       522,881
   Deferred income taxes....................              -          2,151              -              -          2,151
   Intercompany payable (receivable)........       (241,709)       247,164         (5,455)             -              -
   Other noncurrent liabilities.............              -          8,575              -              -          8,575
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities................        283,163        380,510            276         (5,342)       658,607

   Redeemable equity........................            648              -              -              -            648

   Nonredeemable stockholders' equity:
       Common stock and other
       stockholders' equity.................        218,329        192,732          2,052       (195,407)       217,706
       Retained earnings
       (accumulated deficit)................       (200,038)        53,652          5,012        (58,664)      (200,038)
                                                 ----------     ----------     ----------     ----------     -----------

           Total nonredeemable stockholders'
              equity........................         18,291        246,384          7,064       (254,071)        17,668
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities, redeemable
              equity and nonredeemable
              stockholders' equity..........     $  302,102     $  626,894     $    7,340     $ (259,413)    $  676,923
                                                 ==========     ==========     ==========     ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:



                                                           THREE MONTHS ENDED JUNE 30, 2002 (RESTATED)
                                               --------------------------------------------------------------------
                                                PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY        SUBSIDIARY    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                               ----------     ----------   ------------   ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................    $        -     $  302,293    $        -    $        -     $  302,293
    Nonfuel................................             -        159,354             -             -        159,354
    Rent and royalties.....................             -          3,610         1,534        (1,147)         3,997
                                               ----------     ----------    ----------    ----------     ----------

    Total revenues.........................             -        465,257         1,534        (1,147)       465,644
 Cost of goods sold (excluding depreciation)            -        342,489             -             -        342,489
                                               ----------     ----------    ----------    ----------     ----------

 Gross profit (excluding depreciation).....             -        122,768         1,534        (1,147)       123,155

 Operating expenses........................             -         82,384         1,160        (1,147)        82,397
 Selling, general and
     administrative expenses...............           195          9,281           375             -          9,851
 Depreciation and amortization expense.....             -         15,039             -             -         15,039
 (Gain) on sales of property and equipment.             -            (21)            -             -            (21)
                                               ----------     ----------    ----------    ----------     ----------

 Income (loss) from operations.............          (195)        16,085            (1)            -         15,889
 Interest and other financial costs, net...        (8,540)        (4,532)            -             -        (13,072)
 Equity income (loss)......................         7,731              -             -        (7,731)             -
                                               ----------     ----------    ----------    ----------     ----------
 Income (loss) before income taxes.........        (1,004)        11,553            (1)       (7,731)         2,817
 Provision (benefit) for income taxes......        (2,971)         3,821             -             -            850
                                               ----------     ----------    ----------    ----------     ----------

 Net income (loss).........................    $    1,967     $    7,732    $       (1)   $   (7,731)    $    1,967
                                               ==========     ==========    ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                               THREE MONTHS ENDED JUNE 30, 2003
                                             ---------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                             COMPANY       SUBSIDIARIES   SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             -----------   ------------  -------------  ------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)

Revenues:
   Fuel...................................    $        -     $  357,783    $    2,473    $        -     $  360,256
   Nonfuel................................             -        165,978           865             -        166,843
   Rent and royalties.....................             -          3,120         1,481        (1,101)         3,500
                                              ----------     ----------    ----------    ----------     ----------

   Total revenues.........................             -        526,881         4,819        (1,101)       530,599
Cost of goods sold (excluding depreciation)            -        396,964         2,684             -        399,648
                                              ----------     ----------    ----------    ----------     ----------

Gross profit (excluding depreciation).....             -        129,917         2,135        (1,101)       130,951

Operating expenses........................             -         85,936         1,670        (1,101)        86,505
Selling, general and
    administrative expenses...............           201          9,775           239             -         10,215
Depreciation and amortization expense.....             -         14,497           129             -         14,626
(Gain) on sales of property and equipment              -           (261)            -             -           (261)
                                              ----------     ----------    ----------    ----------     ----------

Income (loss) from operations.............          (201)        19,970            97             -         19,866
Interest and other financial costs, net...        (6,017)        (5,437)          (71)            -        (11,525)
Equity income (loss)......................         9,383           (104)            -        (9,279)             -
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) before income taxes.........         3,165         14,429            26        (9,279)         8,341
Provision (benefit) for income taxes......        (2,096)         5,132            44             -          3,080
                                              ----------     ----------    ----------    ----------     ----------

Net income (loss).........................    $    5,261     $    9,297    $      (18)   $   (9,279)    $    5,261
                                              ==========     ==========    ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                           SIX MONTHS ENDED JUNE 30, 2002 (RESTATED)
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                               COMPANY       SUBSIDIARY     SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                              ----------    -----------    ------------   ------------  -------------
                                                                   (IN THOUSANDS OF DOLLARS)

 Revenues:
    Fuel...................................    $       -     $ 556,309      $       -     $       -      $ 556,309
    Nonfuel................................            -       297,973              -             -        297,973
    Rent and royalties.....................            -         7,199          2,959        (2,171)         7,987
                                               ---------     ---------      ---------     ---------      ---------

    Total revenues.........................            -       861,481          2,959        (2,171)       862,269
 Cost of goods sold (excluding depreciation)           -       628,775              -             -        628,775
                                               ---------     ---------      ---------     ---------      ---------

 Gross profit (excluding depreciation).....            -       232,706          2,959        (2,171)       233,494

 Operating expenses........................            -       163,042          2,199        (2,171)       163,070
 Selling, general and
     administrative expenses...............          389        18,129            761             -         19,279
 Depreciation and amortization expense.....            -        29,132              -             -         29,132
 (Gain) on sales of property and equipment             -           (14)             -             -            (14)
                                               ---------     ---------      ---------     ---------      ---------

 Income (loss) from operations.............         (389)       22,417             (1)            -         22,027
 Interest and other financial costs, net...      (16,969)       (9,043)             -             -        (26,012)
 Equity income (loss)......................        8,555             -              -        (8,555)             -
                                               ---------     ---------      ---------     ---------      ---------
 Income (loss) before income taxes.........       (8,803)       13,374             (1)       (8,555)        (3,985)
 Provision (benefit) for income taxes......       (6,023)        4,818              -             -         (1,205)
                                               ----------    ---------      ---------     ---------      ---------

 Net income (loss).........................    $  (2,780)    $   8,556      $      (1)    $  (8,555)     $  (2,780)
                                               =========     =========      =========     =========      =========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                                      SIX MONTHS ENDED JUNE 30, 2003
                                                   ----------------------------------------------------------------------
                                                    PARENT        GUARANTOR     NONGUARANTOR
                                                    COMPANY      SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                                   ------------    ------------   ------------   ------------  ----------
                                                                        (IN THOUSANDS OF DOLLARS)
      Revenues:
         Fuel...................................   $        -     $  769,911    $    4,538     $        -    $  774,449
         Nonfuel................................            -        311,587         1,479              -       313,066
         Rent and royalties.....................            -          6,241         2,839         (2,065)        7,015
                                                   ----------     ----------    ----------     ----------    ----------

         Total revenues.........................            -      1,087,739         8,856         (2,065)    1,094,530
      Cost of goods sold (excluding depreciation)           -        842,945         4,902              -       847,847
                                                   ----------     ----------    ----------     ----------    ----------

      Gross profit (excluding depreciation).....            -        244,794         3,954         (2,065)      246,683

      Operating expenses........................            -        168,402         3,013         (2,065)      169,350
      Selling, general and
          administrative expenses...............          401         19,413           491              -        20,305
      Depreciation and amortization expense.....            -         29,200           197              -        29,200
      (Gain) on sales of property and equipment             -           (293)            -              -          (293)
                                                   ----------     ----------    ----------     ----------    ----------

      Income (loss) from operations.............         (401)        28,269           253              -        28,121
      Interest and other financial costs, net...      (11,876)       (11,293)         (119)             -       (23,288)
      Equity income (loss)......................       10,865           (125)            -        (10,740)            -
                                                   ----------     ----------    ----------     ----------    ----------
      Income (loss) before income taxes.........       (1,412)        16,851           134        (10,740)        4,833
      Provision (benefit) for income taxes......       (4,142)         5,904            88              -         1,850
                                                   ----------     ----------    ----------     ----------    ----------

      Income (loss) before the cumulative effect
            of a change in accounting principle.        2,730         10,947            46        (10,740)        2,983
      Cumulative effect of a change in
            accounting principle, net of related
            taxes...............................            -           (253)            -              -          (253)
                                                   ----------     ----------    ----------     ----------    ----------

      Net income (loss).........................   $    2,730     $   10,694    $       46     $  (10,740)   $    2,730
                                                   ==========     ==========    ==========     ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:


                                                          SIX MONTHS ENDED JUNE 30, 2002 (RESTATED)
                                             ----------------------------------------------------------------------
                                               PARENT       GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             -----------   ------------  ------------  ------------   -------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $  (14,301)    $   65,015    $       73     $        -    $   50,787
                                             ----------     ----------    ----------     ----------    ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (3,063)            -              -        (3,063)
    Proceeds from sales of property and
       equipment...........................           -          2,535             -              -         2,535
    Capital expenditures...................           -        (23,739)            -              -       (23,739)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (24,267)            -              -       (24,267)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
       excess of bank balances.............           -         (9,275)            -              -        (9,275)
    Revolving loan borrowings
       (repayments), net...................     (10,600)             -             -              -       (10,600)
    Long-term debt repayments...........           (820)           (43)            -              -          (863)
    Issuance of common stock............             39              -             -              -            39
    Merger and recapitalization
       expenses paid....................           (150)             -             -              -          (150)
    Intercompany advances...............         25,832        (25,759)          (73)             -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash provided by (used in)
         financing activities..............      14,301        (35,077)          (73)             -       (20,849)
                                             ----------     ----------    ----------     ----------    ----------
       Net increase in cash................           -          5,671             -              -         5,671
 Cash at the beginning of the period.......           -         19,888             -              -        19,888
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   25,559    $        -     $        -    $   25,559
                                             ==========     ==========    ==========     ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                SIX MONTHS ENDED JUNE 30, 2003
                                           -------------------------------------------------------------------------

                                               PARENT       GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                             -----------   ------------  ------------  ------------   -------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $   (6,073)    $   44,702    $      241     $    1,816    $   40,686
                                             ----------     ----------    ----------     ----------    ----------


 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (3,035)       (5,267)             -        (8,302)
    Proceeds from sales of property and
       equipment...........................           -          1,378             -              -         1,378
    Capital expenditures...................           -        (21,060)         (176)             -       (21,236)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (22,717)       (5,443)             -       (28,160)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
       excess of bank balances.............           -            696             -              -           696
    Revolving loan borrowings
       (repayments), net...................      11,100              -             -              -        11,100
    Long-term debt repayments..............     (12,925)           (89)            -              -       (13,014)
    Issuance of common stock...............           -              -         1,816         (1,816)            -
    Repurchase of common stock.............        (252)             -             -              -          (252)
    Intercompany advances..................       8,150        (11,531)        3,381              -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash provided by (used in)
         financing activities..............       6,073        (10,924)        5,197         (1,816)       (1,470)
                                             ----------     ----------    ----------     ----------    ----------
       Effect of exchange rate changes on
         cash..............................           -              -           201              -           201
                                             ----------     ----------    ----------     ----------    ----------
       Net increase (decrease) in cash.....           -         11,061           196              -        11,257
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the beginning of the period.......           -         14,047             -              -        14,047
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   25,108    $      196     $        -    $   25,304
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

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 153 sites located in 41 states and Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

         o sites owned or leased and operated by us, which we refer to as company-operated sites;

         o sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

         o sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the six-month periods ended June 30, 2002 and 2003, our revenues and gross profit were composed as follows:

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                       --------------------------
                                                                                           2002           2003
                                                                                        (RESTATED)
                                                                                       -----------      ---------
Revenues:
   Fuel................................................................................      64.5%          70.8%
   Non-fuel............................................................................      34.6%          28.6%
   Rent and royalties..................................................................       0.9%           0.6%
                                                                                         ---------      ---------
         Total revenues................................................................     100.0%         100.0%
                                                                                         =========      =========
Gross profit (excluding depreciation):
   Fuel................................................................................      21.3%          22.2%
   Non-fuel............................................................................      75.3%          74.9%
   Rent and royalties..................................................................       3.4%           2.8%
                                                                                         ---------      ---------
         Total gross profit (excluding depreciation)...................................     100.0%         100.0%
                                                                                         =========      =========


COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through June 30, 2003:



                                                            COMPANY-                     FRANCHISEE-
                                                            OPERATED        LEASED          OWNED         TOTAL
                                                              SITES          SITES          SITES         SITES
                                                            --------        ------       -----------      -----
Number of sites at December 31, 2001....................       119            25              9            153

January - June 2002 Activity:
   Sales of sites.......................................       (2)             -              -            (2)
   Conversions of leased sites to
     company-operated sites.............................        3             (3)             -             -
                                                              ----          ----           ----           ----
Number of sites at June 30, 2002........................       120            22              9            151

July - December 2002 Activity:
   New sites............................................        1              -              1             2
   Conversions of leased sites to company-operated sites        2             (2)             -             -
   Sales of sites.......................................       (1)             -              -            (1)
                                                              ----          ----           ----           ----
Number of sites at December 31, 2002....................       122            20             10            152

2003 Activity:
   New sites............................................        2              -              -             2
   Sales of sites.......................................       (1)             -              -            (1)
   Conversions of leased sites to
     company-operated sites.............................        2             (2)             -             -
                                                              ----          ----           ----           ----
Number of sites at June 30, 2003........................       125            18             10            153
                                                              ====          ====           ====           ====


         The lease and franchise agreements covering an additional leased site were mutually terminated in July 2003 and, as a result, this site was converted into a company-operated site. In addition, the lease and franchise agreements covering an additional leased site were recently terminated following a breach of the agreements and we are in the process of obtaining possession of that site and expect to convert it into a company-operated site.

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

QUARTER ENDED JUNE 30, 2003 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

         Revenues. Consolidated revenues for the quarter ended June 30, 2003 were $530.6 million, which represents an increase from the quarter ended June 30, 2002 of $65.0 million, or 13.9%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the quarter ended June 30, 2003 increased by $58.0 million, or 19.2%, as compared to the same period in 2002. The increase was attributable to increases in diesel fuel and gasoline average selling prices and increases in diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the quarter ended June 30, 2003 increased by 16.2% and 14.0%, respectively, as compared to the same period in 2002, reflecting the increases in commodity prices in 2003, as compared to the same period in 2002, that were attributable to historically low refined petroleum products inventories in the United States and uncertainty concerning the world crude oil supply. Diesel fuel and gasoline sales volumes for the quarter ended June 30, 2003 increased by 3.3% and 6.2%, respectively, as compared to the same period in 2002. For the quarter ended June 30, 2003, we sold 335.8 million gallons of diesel fuel and 50.0 million gallons of gasoline, as compared to 332.4 million gallons of diesel fuel and 43.8 million gallons of gasoline for the quarter ended June 30, 2002. The diesel fuel sales volume increase resulted from a 4.2% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2002 and 2003 and an increase in wholesale diesel fuel sales volume. The gasoline sales volume increase was attributable to a 1.9% increase in same-site gasoline sales volumes, a net increase in sales volumes at the company-operated sites we added to or eliminated from our network in 2002 and 2003 and an increase in wholesale gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the second quarter of 2003 as compared to the second quarter of 2002, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more competitive retail gasoline pricing program as well as site improvements made as part of our capital investment program.

         Non-fuel revenues for the quarter ended June 30, 2003 of $166.8 million reflected an increase of $7.5 million, or 4.9%, as compared to the same period in 2002. The increase was primarily attributable to the increased sales at the company-operated sites added to our network in 2002 and 2003 and was also attributable to a 1.7% increase in same-site non-fuel revenues. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. We believe the increase is also attributable, in part, to our fuel pricing strategy.

         Rent and royalty revenues for the quarter ended June 30, 2003 reflected a $0.5 million, or 12.4%, decrease as compared to the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites. This decrease was partially offset by a 2.3% increase in same-site royalty revenue and a 0.9% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended June 30, 2003 was $131.0 million, compared to $123.2 million for the same period in 2002, an increase of $7.8 million, or 6.3%. The increase in our gross profit was primarily due to the increased level of sales volume and margin per gallon for both diesel fuel and gasoline, as well as the increase in non-fuel sales.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $4.1 million, or 5.0%, to $86.5 million for the quarter ended June 30, 2003 compared to $82.4 million for the same period in 2002. This increase was attributable to a 1.9%, increase on a same-site basis and a $2.1 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2003 were 51.2%, compared to 51.1% for the same period in 2002.

         Our selling, general and administrative expenses for the quarter ended June 30, 2003 were $10.2 million, which reflected a $0.4 million, or 3.7%, increase from the same period in 2002 that is primarily attributable to increased insurance costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the second quarter of 2003 was $14.6 million, compared to $15.0 million for 2002, a decrease of $0.4 million or 2.7%. This decrease is primarily attributable to a $0.4 million decrease in amortization of intangible assets and a decrease in impairment charges, partially offset by increased depreciation expense on our base of depreciable assets. During the quarter ended June 30, 2002 we recognized an impairment charge of $0.8 million with respect to certain sites we were then holding for sale, but have recognized no such charges during 2003.

         Income from Operations. We generated income from operations of $19.9 million for the quarter ended June 30, 2003, compared to income from operations of $15.9 million for the same period in 2002. This increase of $4.0 million, or 25.0%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

         Interest and Other Financial Costs - Net. Interest and other financial costs, net, for the quarter ended June 30, 2003 decreased by $1.5 million, or 11.8%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the first quarter of 2002.

         Income Taxes. Our effective income tax rates for the quarters ended June 30, 2003 and 2002 were 36.9% and 30.2%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

         Revenues. Our consolidated revenues for the six months ended June 30, 2003 were $1,094.5 million, which represents an increase over the six months ended June 30, 2002 of $232.3 million, or 26.9%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the six months ended June 30, 2003 increased by $218.1 million, or 39.2%, as compared to the same period in 2002. The increase was attributable to increases in diesel fuel and gasoline average selling prices and increases in diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the six months ended June 30, 2003 increased by 36.7% and 28.4%, respectively, as compared to the same period in 2002, primarily reflecting increases in commodity prices due to historically low refined petroleum products inventories in the United States, the exceptionally cold weather throughout much of the United States in the first quarter of 2003 and uncertainty concerning the world crude oil supply. Diesel fuel and gasoline sales volumes for the six months ended June 30, 2003 increased by 0.3% and 20.0%, respectively, as compared to the same period in 2002. For the six months ended June 30, 2003, we sold 672.3 million gallons of diesel fuel and 90.6 million gallons of gasoline, as compared to 670.2 million gallons of diesel fuel and 75.5 million gallons of gasoline for the six months ended June 30, 2002. The diesel fuel sales volume increase resulted from a 4.3% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2002 and 2003 and increased wholesale diesel fuel sales volumes. The gasoline sales volume increase was primarily attributable to a 5.5% increase in same-site gasoline sales volumes and an increase in wholesale gasoline sales volume. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in 2003 as compared to 2002, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the six months ended June 30, 2003 of $313.1 million reflected an increase of $15.1 million, or 5.1%, from the same period in 2002. The increase was primarily attributable to a net increase in sales revenue at company-operated sites we have added to or eliminated from our network in 2002 and 2003, and also was attributable to an increase in non-fuel sales on a same-site basis of 2.4% for the six months ended June 30, 2003 versus the same period in 2002. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. We believe the increase is also attributable, in part, to our fuel pricing strategy.

         Rent and royalty revenues for the six months ended June 30, 2003 reflected a $1.0 million, or 12.2%, decrease from the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 3.8% increase in same-site royalty revenue and a 1.8% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the six months ended June 30, 2003 was $246.7 million, compared to $233.5 million for the same period in 2002, an increase of $13.2 million, or 5.6%. The increase in our gross profit was primarily due to the increased level of sales volume and margin per gallon for both diesel fuel and gasoline, as well as the increase in non-fuel sales.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $6.3 million, or 3.9%, to $169.4 million for the six months ended June 30, 2003 compared to $163.1 million for the same period in 2002. This increase was attributable to a 1.4%, increase in operating expenses on a same-site basis and a $3.8 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003. The same-site increase reflected cost increases in operating expenses related to the increased level of non-fuel sales. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the six months ended June 30, 2003 were 53.6%, compared to 54.1% for the same period in 2002.

         Our selling, general and administrative expenses for the six months ended June 30, 2003 were $20.3 million, which reflected an increase of $1.0 million, or 5.3%, from the same period in 2002 that is primarily attributable to increased insurance costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2003 was $29.2 million, compared to $29.1 million for the same period 2002. This increase of $0.1 million, or 0.2%, was attributable to increased depreciation expense on our base of depreciable assets that was partially offset by a $0.4 million decrease in amortization of intangible assets and a decrease in impairment charges. During the six months ended June 30, 2003 we recognized impairment charges of $1.1 million with respect to certain sites we were then holding for sale, but have recognized no such charges during 2003.

         Income from Operations. We generated income from operations of $28.1 million for the six months ended June 30, 2003, compared to income from operations of $22.0 million for the same period in 2002. This increase of $6.1 million, or 27.7%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

         Interest and Other Financial Costs - Net. Interest and other financial costs, net, for the six months ended June 30, 2003 decreased by $2.7 million, or 10.5%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the second quarter of 2002.

         Income Taxes. Our effective income tax rates for the six-month periods ended June 30, 2003 and 2002 were 38.3% and a 30.2% benefit, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

         Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000. The pro forma effect for the six months ended June 30, 2002, assuming the adoption of FAS 143 as of January 1, 2002, was not material.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected during the remainder of 2003. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2003 from levels that existed during 2002 and the first six months of 2003, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy remains stagnant or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.2 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first six months of 2003 and as of June 30, 2003, on a restated basis, and we expect to remain in compliance with all of our debt covenants throughout 2003. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

         We anticipate that we will be able to fund our 2003 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At June 30, 2003, we had outstanding revolving credit facility borrowings of $33.5 million and issued letters of credit of $21.7 million, leaving $44.8 million of our $100 million revolving credit facility available for borrowings.

         The amounts we have invested for capital improvements have declined each year from 2000 to 2002. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy throughout 2000, 2001 and 2002. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. The expected level of capital expenditures, including business acquisitions but net of proceeds from asset sales, for 2003 is approximately $45 million. Given our forecasted level of cash flows from operations for 2003 and our planned level of capital expenditures, and barring a further decline in the U.S. economy and/or some other factor that leads to significantly increased petroleum product prices, we expect that during the remainder of 2003 we will make our remaining scheduled debt payments of approximately $1.7 million and will also repay an additional amount of outstanding borrowings under our revolving credit facilities.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $40.7 million for the first six months of 2003, compared to $50.8 million for the same period in the prior year. The decrease in cash from operations primarily results from a $20.0 million reduction from the 2002 period in the cash generated from working capital reductions, partially offset by greater profitability in 2003.

         Net cash used in investing activities was $28.2 million for the first six months of 2003, as compared to $24.3 million for the first six months of 2002. During 2003, we invested $8.3 million to acquire two new operating sites and convert two leased sites to company-operated sites, while in 2002 we invested $3.1 million to convert three leased sites to company-operated sites. We realized $2.5 million of proceeds from two site sales in 2002 as compared to one site sale in 2003 generating $1.4 million of proceeds.

         Net cash used in financing activities was $1.5 million during the first six months of 2003 and $20.8 million during the first six months of 2002. During 2003, we had net borrowings under our revolving credit facility that were primarily used to fund business acquisitions and an $11.3 million mandatory term loan prepayment that was paid in April 2003 as a result of the excess cash flow we generated in 2002.

DESCRIPTION OF INDEBTEDNESS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002, except that at June 30, 2003, we had outstanding revolving credit facility borrowings and issued letters of credit of $33.5 million and $21.7 million, respectively, leaving $44.8 million of our $100 million revolving credit facility available for borrowings.

ADJUSTED EBITDA AND DEBT COVENANT COMPLIANCE

         Adjusted EBITDA, as used here, is based on the definition for "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, (d) transition expense, (e) extraordinary losses and cumulative effects of accounting changes and (f) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a primary component for calculating the financial ratio covenants in our debt agreements. We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

         We consider our Senior Credit Facility to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the Senior Credit Facility. Further, the Senior Credit Facility requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through the remainder of 2003. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and (b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under our Senior Credit Facility declaring our indebtedness under the Senior Credit Facility immediately due and payable. However, the more likely consequence would be the negotiation of a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.


                                                                                             SIX MONTHS ENDED
                                                                      YEAR ENDED                  JUNE 30,
                                                                     DECEMBER 31,   -----------------------------------
                                                                         2002             2002              2003
                                                                      (RESTATED)       (RESTATED)
                                                                   ---------------------------------- -----------------
                                                                        (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
 Net income (loss)................................................. $       1,271    $      (2,780)    $       2,730
 Adjustments to reconcile net income (loss) to Adjusted EBITDA:
    Cumulative effect of a change in accounting principle, net of
       related taxes...............................................             -                -               253
    Provision (benefit) for income taxes...........................           (39)          (1,205)            1,850
    Interest and other financial costs, net........................        51,423           26,012            23,288
    Depreciation and amortization expense..........................        60,301           29,132            29,200
    Other non-cash charges (credits), net..........................           605             (241)              482
                                                                    -------------    -------------     -------------

 Adjusted EBITDA................................................... $     113,561    $      50,918     $      57,803
                                                                    =============    =============     =============

 Adjusted EBITDA for ratio measurement period...................... $     113,561    $     107,343     $     120,447
                                                                    =============    =============     =============

 Interest expense coverage ratio:
    Actual ratio at period end.....................................          2.42x            2.17x             2.74x
    Required ratio at period end...................................          1.80x            1.60x             1.80x
    Minimum amount of Adjusted EBITDA to meet required ratio....... $      84,625    $      79,132     $      79,223

 Leverage ratio:
    Actual ratio at period end.....................................          4.55x            4.83x             4.18x
    Required ratio at period end...................................          4.65x            5.25x             4.65x
    Minimum amount of Adjusted EBITDA to meet required ratio....... $     111,192    $      98,733     $     108,190


         The effects on Adjusted EBITDA of the restatement adjustments (described in the notes to the unaudited consolidated financial statements) for the three months ended June 30, 2002, the six months ended June 30, 2002 and the year ended December 31, 2002 were decreases, relative to the amounts previously reported, of $235,000, $442,000 and $16,000, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

         On September 9, 1999, we entered into a master lease program with a lessor that has been used to finance the construction of eight travel centers on land we own. The initial term of the lease expires on September 9, 2006, at which time, if the lease is not renewed and extended, we have the option to purchase the improvements for approximately $58.2 million. Alternatively, we could return the travel centers to the lessor. In this case, we would be required to make a residual value guarantee payment to the lessor of $44.1 million. However, the lessor would be required to remit to us any portion of the payment which, when combined with the net sale proceeds of the property, exceeded the lessor's $58.2 million investment in the property.

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants.

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

         The following are additional amounts related to the master lease program (all amounts are as of June 30, 2003 or for the six months ended June 30, 2003):

     o The lessor's total capitalization of $67.5 million consisted of $65.1 million of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

     o The lessor's assets related to the master lease program consisted of $67.5 million of tangible fixed assets, $1.7 million of capitalized interest and $2.9 million of deferred financing costs.

     o During the six months ended June 30, 2003, we recognized lease rent expense under this master lease program of $2.8 million. Excluding this rent expense, the eight leased sites generated income of $5.5 million for the six months ended June 30, 2003.

     o The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $2.5 million and $2.0 million, respectively, for the six months ended June 30, 2003.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.


                                                                  PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS                  TOTAL           2003        2004-2005       2006-2007      THEREAFTER
  -----------------------               ---------       ---------      ---------       ---------      ----------
                                                                 (IN MILLIONS OF DOLLARS)
  Long-term debt(1)...................  $   539.5       $     1.7      $     6.7       $   114.6       $   416.5
  Operating leases(2).................      189.4             8.8           36.3            68.7            75.6
  Other long-term liabilities(3)......        5.8              -             3.2             1.0             1.6
                                        ---------       --------       ---------       ---------       ---------
  Total contractual cash obligations..  $   734.7       $    10.5      $    46.2       $   184.3       $   493.7
                                        =========       =========      =========       =========       =========


         (1)  Excludes interest.

         (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term in 2006 and we would make a residual value guarantee payment of $44.1 million.

         (3) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated. As of June 30, 2003, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $4.6 million.

         Our only commercial commitments of any significance are the $21.7 million of standby letters of credit we had outstanding as of June 30, 2003.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of June 30, 2003, we had a reserve of $3.5 million for unindemnified environmental matters for which we are responsible and a receivable for estimated recoveries of these estimated future expenditures of $1.5 million. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $1.8 million in the remainder of 2003; $0.9 million in 2004; $0.5 million in 2005; $0.1 million in 2006; $0.1 million in 2007 and $0.1 million thereafter. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by July 1, 2003. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity

         In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, which for us is the third quarter ending September 30, 2003. Under FAS 150, we will be required to present the balance of our redeemable common stock as a liability instead of as an item between liabilities and equity as we have historically presented it. We are currently evaluating the other effects of adopting FAS 150. Adopting FAS 150 may require us to recognize as interest expense each quarter any dividends paid with respect to the redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the redeemable stock. However, adopting FAS 150 will not affect our cash payments or liquidity.

FORWARD-LOOKING STATEMENTS

         This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies. The statements contained in this quarterly report that are not statements of historical fact may include forward-looking statements that involve a number of risks and uncertainties. We have used the words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions in this report to identify forward-looking statements. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by forward-looking statements. The following factors are among those that could cause our actual results to differ materially from the forward-looking statements:

      o competition from other travel center and truck stop operators, including additional or improved services or facilities of competitors;

      o the economic condition of the trucking industry, which in turn is dependent on general economic factors;

      o  increased environmental governmental regulation;

      o changes in governmental regulation of the trucking industry, including regulations relating to diesel fuel and gasoline;

      o changes in accounting standards generally accepted in the United States;

      o  changes in interest rates;

      o  diesel fuel and gasoline pricing;

      o  availability of diesel fuel and gasoline supply; and

      o availability of sufficient qualified personnel to staff company-operated sites.

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

         Our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) were effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held on May 20, 2003 for the purpose of electing a board of directors. The nominees for director, Robert J. Branson, Michael Greene, Steven B. Gruber, Edwin P. Kuhn, Louis J. Mischianti and Rowan G. P. Taylor, were elected by the following vote:

            Shares voted "for"                             6,687,528
            Shares voted "against"                                 0

ITEM 5.  OTHER MATTERS

         Our annual report on the Form 10-K for the year ended December 31, 2002 was reviewed by the Securities and Exchange Commission (the "SEC") and we received a comment letter, dated April 11, 2003, from the SEC following its review. The comments in the SEC letter focused mainly on supplemental disclosure for items related to references to non-GAAP financial measures, our accounting for the value of the initial and contingent warrants issued with our Senior Subordinated Notes in November 2000, recognition of rent expense for operating leases with rent escalation clauses and operating lease accounting treatment for our master lease agreement which expires on September 6, 2006. The SEC's comment letter also requested that we make additional disclosures in future filings and provide them with certain supplemental information.

         We responded to the SEC's comment letter on May 14, 2003, with respect to all of the supplemental information requested as well as sample disclosures that we undertake to include in our future filings. After reviewing our response letter, the SEC issued additional comments in their letter dated May, 27, 2003. That comment letter requested that we restate our financial statements specifically with respect to our recognition of rent expense for certain operating leases and for debt discount recognition and amortization. Over a period of several weeks, we engaged the staff of the SEC in a dialogue regarding, and provided the staff of the SEC additional information pertaining to, our specific facts and circumstances with respect to the request to restate. After reviewing all of the information presented throughout this process, the Company concluded that it was appropriate to restate certain of its previously issued financial statements. Consequently, we are in the process of effecting the restatement. To the extent applicable, we have included such restated amounts in this filing intended to address certain matters raised by the SEC. However, there can be no assurance that the SEC will not have further comments or requests that we disclose additional information or make additional filings. We will seek to expeditiously resolve the remaining issues in the SEC's letter or any additional matters the SEC may wish to address.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        31.1      Section 302 Certification of Chief Executive Officer
        31.2      Section 302 Certification of Chief Financial Officer
        32.1      Section 906 Certification of Chief Executive Officer
        32.2      Section 906 Certification of Chief Financial Officer



(b)      Reports on Form 8-K

         We filed no reports on Form 8-K during the second quarter of 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRAVELCENTERS OF AMERICA, INC.
                                  (Registrant)




Date: August 14, 2003             By:      /s/ James W. George
                                     ---------------------------------------
                                     Name:  James W. George
                                     Title: Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Duly Authorized Officer)