Form 10-Q
period 2003-09-30
TRAVELCENTERS OF AMERICA INC
filed 2003-11-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                         -----------------------------
                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

                         Yes [ ]                 No [X]

         As of October 31, 2003, there were outstanding 6,929,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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


                             INDEX                                                                  PAGE NO.
                             -----                                                                  --------
PART I.                      FINANCIAL INFORMATION

       Item 1.               Consolidated Balance Sheet as of December 31, 2002
                             (restated) and September 30, 2003 (unaudited).....................        2

                             Unaudited Consolidated Statement of Operations and
                             Comprehensive Income for the three months and nine months
                             ended September 30, 2002 (restated) and 2003......................        3

                             Unaudited Consolidated Statement of Cash Flows for the nine
                             months ended September 30, 2002 (restated) and 2003...............        4

                             Unaudited Statement of Nonredeemable Stockholders' Equity
                             for the nine months ended September 30, 2002 (restated) and
                             2003..............................................................        5

                             Selected Notes to Unaudited Consolidated Financial Statements.....        6

       Item 2.               Management's Discussion and Analysis of Financial Condition
                             and Results of Operations.........................................       25

       Item 3.               Quantitative and Qualitative Disclosures About
                             Market Risk.......................................................       36

       Item 4.               Controls and Procedures...........................................       36

PART II.                     OTHER INFORMATION

       Item 1.               Legal Proceedings.................................................       37

       Item 5.               Other Information.................................................       37

       Item 6.               Exhibits and Reports on Form 8-K..................................       37

SIGNATURE......................................................................................       38

                         TRAVELCENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEET


                                                                                         DECEMBER 31,  SEPTEMBER 30,
                                                                                             2002           2003
                                                                                          (RESTATED)    (UNAUDITED)
                                                                                        ------------------------------
                                         ASSETS                                           (IN THOUSANDS OF DOLLARS)
 Current assets:
    Cash..............................................................................    $   14,047     $   20,107
    Accounts receivable (less allowance for doubtful accounts of $2,025 for 2002 and
       $1,922 for 2003)...............................................................        44,295         51,500
    Inventories.......................................................................        61,937         58,379
    Deferred income taxes.............................................................         4,222          3,747
    Other current assets..............................................................         8,164          6,045
                                                                                          ----------     ----------
         Total current assets.........................................................       132,665        139,778
 Property and equipment, net..........................................................       444,197        441,078
 Goodwill.............................................................................        23,585         24,552
 Deferred financing costs, net........................................................        27,452         24,912
 Deferred income taxes................................................................        17,781         14,369
 Other noncurrent assets..............................................................        15,087         16,063
                                                                                          ----------     ----------
         Total assets.................................................................    $  660,767     $  660,752
                                                                                          ==========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt..............................................    $    3,460     $    3,345
    Accounts payable..................................................................        58,512         65,567
    Other accrued liabilities.........................................................        51,339         61,809
                                                                                          ----------     ----------
         Total current liabilities....................................................       113,311        130,721
 Commitments and contingencies........................................................
 Long-term debt (net of unamortized discount).........................................       523,934        495,805
 Deferred income taxes................................................................         2,107          2,094
 Other noncurrent liabilities.........................................................         6,209          9,094
                                                                                          ----------     ----------
                                                                                             645,561        637,714

 Redeemable equity....................................................................           681            648
 Nonredeemable equity:
    Common stock and other stockholders' equity.......................................       217,293        217,699
    Accumulated deficit...............................................................      (202,768)      (195,309)
                                                                                          ----------     ----------
         Total nonredeemable equity...................................................        14,525         22,390
                                                                                          ----------     ----------
         Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  660,767     $  660,752
                                                                                          ==========     ==========



       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ----------------------------        ---------------------------
                                                       2002                              2002
                                                     (RESTATED)         2003           (RESTATED)          2003
                                                    ------------     -----------       -----------     ------------
                                                          (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
      Revenues:
         Fuel.....................................  $    321,455     $    373,842     $    878,033     $  1,148,291
         Nonfuel..................................       168,460          179,097          465,853          491,540
         Rent and royalties.......................         3,891            3,154           11,879           10,169
                                                    ------------     ------------     ------------     ------------
               Total revenues.....................       493,806          556,093        1,355,765        1,650,000
      Cost of goods sold (excluding depreciation):
         Fuel.....................................       296,037          346,582          802,720        1,066,219
         Nonfuel..................................        70,284           74,484          192,377          202,694
                                                    ------------     ------------     ------------     ------------
               Total cost of goods sold (excluding
                  depreciation)...................       366,321          421,066          995,097        1,268,913
                                                    ------------     ------------     ------------     ------------

      Gross profit (excluding depreciation).......       127,485          135,027          360,668          381,087

      Operating expenses..........................        85,431           91,330          248,500          260,680
      Selling, general and administrative expenses         9,422           10,089           28,702           30,395
      Depreciation and amortization expense.......        16,114           15,342           45,246           44,541
      (Gain) loss on sales of property and
         equipment................................          (949)             (10)            (963)            (304)
                                                    ------------     ------------     ------------     ------------

         Income from operations...................        17,467           18,276           39,183           45,775

      Interest and other financial costs, net.....       (12,878)         (11,213)         (38,889)         (34,502)
      Equity in earnings of affiliate.............           250              224              561              847
                                                    ------------     ------------     ------------     ------------

      Income before income taxes and the
         cumulative effect a of change in
         accounting principle.....................         4,839            7,287              855           12,120
      Provision for income taxes..................         1,667            2,558              463            4,408
                                                    ------------     ------------     ------------     ------------
      Income before the cumulative effect of a
         change in accounting principle...........         3,172            4,729              392            7,712

      Cumulative effect of a change in accounting
         principle, net of related taxes (Note 2).             -                -                -             (253)
                                                    ------------     ------------     ------------     ------------

         Net income...............................         3,172            4,729              392            7,459

      Other comprehensive income (expense),
          net of tax (Note 3):
          Unrealized gain on derivative
         instruments..............................           547                -            1,448                -
          Foreign currency translation adjustments             -                7                -              625
                                                    ------------     ------------     ------------     ------------
      Comprehensive income (loss).................  $      3,719     $      4,736     $      1,840     $      8,084
                                                    ============     ============     ============     ============


      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ---------------------------------
                                                                                            2002               2003
                                                                                         (RESTATED)
                                                                                       ---------------     -------------
                                                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................  $       392        $     7,459
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle..........................            -                253
      Depreciation and amortization expense..........................................       45,246             44,533
      Amortization of deferred financing costs.......................................        2,250              2,540
      Deferred income tax provision..................................................        3,082              3,785
      Provision for doubtful accounts................................................          750                750
      (Gain) on sales of property and equipment......................................         (963)              (304)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................      (10,144)            (8,676)
         Inventories.................................................................          682              4,641
         Other current assets........................................................        1,285              2,149
         Accounts payable and other accrued liabilities..............................       28,225             18,761
      Other, net.....................................................................       (3,293)            (1,200)
                                                                                       -----------        -----------

           Net cash provided by operating activities.................................       67,512             74,691
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions.........................................................       (3,526)            (9,035)
       Proceeds from sales of property and equipment.................................        3,945              1,866
       Capital expenditures..........................................................      (34,592)           (32,057)
                                                                                       -----------        -----------

           Net cash used in investing activities.....................................      (34,173)           (39,226)
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in checks drawn in excess of bank balances................       (7,976)                (4)
       Revolving loan borrowings (repayments), net...................................      (20,900)           (15,500)
       Long-term debt repayments.....................................................       (2,546)           (13,851)
       Repurchase of common stock....................................................            -               (252)
       Issuance of common stock......................................................          116                  -
       Debt issuance costs...........................................................         (300)                 -
       Merger and recapitalization expenses paid.....................................         (150)                 -
                                                                                       -----------        -----------

           Net cash used in financing activities.....................................      (31,756)           (29,607)
                                                                                       -----------        -----------

           Effect of exchange rate changes on cash...................................            -                202
                                                                                       -----------        -----------

           Net increase (decrease) in cash...........................................        1,583              6,060

Cash at the beginning of the period..................................................       19,888             14,047
                                                                                       -----------        -----------

Cash at the end of the period........................................................  $    21,471        $    20,107
                                                                                       ===========        ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

            UNAUDITED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                          2002               2003
                                                                                       (RESTATED)
                                                                                       -----------        -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period............................................  $         3        $         3
                                                                                       ===========        ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period....................................................  $   217,290        $   217,290
       Accretion of redeemable equity................................................            -               (219)
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $   217,290        $   217,071
                                                                                       ===========        ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period....................................................  $    (1,920)       $         -
       Change in fair value of interest rate protection agreement, net of tax........        1,448                  -
       Foreign currency translation adjustments, net of tax..........................            -                625
                                                                                       -----------        -----------
    Balance at end of period.........................................................  $      (472)       $       625
                                                                                       ===========        ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period....................................................  $  (204,039)       $  (202,768)
       Net income....................................................................          392              7,459
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $  (203,647)       $  (195,309)
                                                                                       ===========        ===========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At September 30, 2003, our geographically diverse nationwide network of full-service travel centers consisted of 152 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

         Our travel centers are located at key points along the U.S. interstate highway system, typically on 20- to 25-acre sites. Operating under the "TravelCenters of America" and "TA" brand names, our nationwide network provides our customers with diesel fuel and gasoline as well as non-fuel products and services such as truck repair and maintenance services, full-service restaurants, more than 20 different brands of fast food restaurants, travel and convenience stores with a selection of over 4,000 items and other driver amenities. We also collect rents and franchise royalties from the franchisees who operate the leased sites and franchisee-owned sites.

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

         The accompanying unaudited, consolidated financial statements as of September 30, 2003 and for the three- and nine-month periods ended September 30, 2002 and 2003 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002. As further discussed in Note 11, our audited financial statements for the year ended December 31, 2002 have been restated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at September 30, 2003, our results of operations for the three- and nine-month periods ended September 30, 2002 and 2003, and our changes in nonredeemable stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2003, and are not necessarily indicative of the results to be expected for the full year.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

         FAS 143. As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of a deferred tax benefit of $164,000). The pro forma effect for the three- and nine-month periods ended September 30, 2002, assuming the adoption of FAS 143 as of January 1, 2002, was not material.

         A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the nine months ended September, 2003 was as follows (in thousands of dollars):


Balance at January 1, 2002................................................   $    589
Liabilities incurred......................................................         11
Liabilities settled.......................................................         (6)
Accretion expense.........................................................         58
Revisions to estimates....................................................          -
                                                                             --------
                                                                             $    652
                                                                             ========


         FIN 46. In January 2003, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective December 31, 2004. Under FIN 46, we will be required to consolidate into our consolidated financial statements the entity that is the lessor under our master lease program (see Note 7) covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46 will require consolidation of our franchisees, although we currently believe we will not be required to do so. We adopted the disclosure requirements of FIN 46 in our consolidated financial statements for 2002.

         FAS 150. In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective, for companies such as ours that do not have equity securities traded on an exchange, for fiscal periods beginning after December 15, 2003. FAS 150 requires the balance of mandatorily redeemable stock be presented as a liability instead of as an item between liabilities and equity. FAS 150 also requires recognition as interest expense each quarter any dividends paid with respect to the mandatorily redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the mandatorily redeemable stock. We are currently evaluating the effects of adopting FAS 150 given the specific circumstances of our redeemable common stock. Adopting FAS 150 will not affect our cash payments or liquidity.

3.       COMPREHENSIVE INCOME

         Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:


                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------      ------------------------
                                                             2002           2003           2002           2003
                                                          ---------      ---------      ---------      ---------
                                                                         (IN THOUSANDS OF DOLLARS)
Related to gain or loss on derivative instruments.......  $     281      $       -      $     746      $       -
Related to foreign currency translation adjustments.....          -             (3)             -            253
                                                          ---------      ---------      ---------      ---------
  Total.................................................  $     281      $      (3)     $     746      $     253
                                                          =========      =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.       INVENTORIES

         Inventories consisted of the following:


                                                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                                                  2002            2003
                                                                                             -----------------------------
                                                                                               (IN THOUSANDS OF DOLLARS)
           Nonfuel merchandise...........................................................     $     55,460    $     52,672
           Petroleum products............................................................            6,477           5,707
                                                                                              ------------    ------------
               Total inventories.........................................................     $     61,937    $     58,379
                                                                                              ============    ============


5.       GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the nine-month periods ended September 30, 2002 and 2003 were as follows:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          2002            2003
                                                                                      -------------- -------------
                                                                                       (IN THOUSANDS OF DOLLARS)
  Balance as of beginning of period...............................................    $    19,343     $    23,585
  Goodwill recorded during the period.............................................          4,242             967
                                                                                      -----------     -----------
  Balance as of end of period.....................................................    $    23,585     $    24,552
                                                                                      ===========     ===========

         During the nine months ended September 30, 2002, we recorded $4,242,000 of goodwill as a result of the business acquisitions we completed in connection with converting four leased sites to company-operated sites. During the nine months ended September 30, 2003, we recorded $967,000 of goodwill as a result of the business acquisitions we completed in connection with converting four leased sites to company-operated sites.

         The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          2002            2003
                                                                                      ------------   -------------
                                                                                       (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Noncompetition agreements..................................................    $     17,200    $     17,350
       Leasehold interest.........................................................           1,724           1,724
       Other......................................................................             849             866
                                                                                      ------------    ------------
           Total amortizable intangible assets....................................          19,773          19,940
       Less - accumulated amortization............................................          18,848          19,487
                                                                                      ------------    ------------
           Net carrying value of amortizable intangible assets....................             925             453
Net carrying value of trademarks..................................................           1,398           1,398
                                                                                      ------------    ------------
           Intangible assets, net.................................................    $      2,323    $      1,851
                                                                                      ============    ============

         Total amortization expense for our amortizable intangible assets for the nine-month periods ended September 30, 2002 and 2003 were $1,422,000 and $639,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2003 and each of the five succeeding fiscal years are $691,000 for 2003; $191,000 for 2004; $87,000 for 2005 and $10,000 in each of 2006, 2007 and 2008.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



6.       STOCK-BASED EMPLOYEE COMPENSATION

         We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For granted options that vest over time, no compensation expense is reflected in net income, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved. The following table illustrates the effect on net income (loss) as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.


                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                  -------------------------
                                                                                     2002
                                                                                  (RESTATED)        2003
                                                                                  -----------    ----------
                                                                                  (IN THOUSANDS OF DOLLARS)

Net income, as reported (2002 amount restated)..................................  $      392    $    7,459
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net income as reported.................................           -             -
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects..............        (527)         (498)
                                                                                  ----------     ---------
Pro forma net income (loss).....................................................  $     (135)    $   6,961
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

Lease Commitments

         We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, include escalation clauses and purchase options. Certain operating leases specify scheduled rent increases over the lease term. The effects of those scheduled rent increases, which are included in minimum lease payments, are recognized in rent expense over the lease term on a straight-line basis. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2002, were as follows:

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



YEAR ENDING                                                                                    MINIMUM LEASE
DECEMBER 31,                                                                                      PAYMENTS
-----------                                                                               -------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)

2003...................................................................................        $       4,405
2004...................................................................................               18,488
2005...................................................................................               17,793
2006...................................................................................               59,538
2007...................................................................................                9,175
Thereafter.............................................................................               73,097
                                                                                               -------------
                                                                                               $     182,496
                                                                                               =============

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

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by December 31, 2004. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


         We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisitions of the Unocal and BP networks and also regarding contamination at certain of our other facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. In the quarter ended September 30, 2003, we recognized a charge of $1,335,000 for future costs related to the remediation of a diesel fuel release at our Harrisburg, PA site. This site had been under remediation by BP, pursuant to the terms of our environmental agreement with BP, for a previous diesel fuel release. We believed that the costs of remediating all of the conditions at the site should be borne by BP pursuant to the environmental agreement. BP disagreed and our dispute with BP was submitted to arbitration. In July 2003, the arbitrator ruled that we are required to reimburse BP $774,000 for a portion of the remediation costs BP had already incurred and are responsible for the future remediation activities at this site. In early November 2003, the Pennsylvania Underground Storage Tank Insurance Fund ("USTIF") denied our claim for reimbursement of our remediation costs related to this matter. We intend to appeal this denial but cannot be assured of our success on appeal. Likewise, we cannot be assured that our private insurance policies will provide for reimbursement of our remediation costs. Accordingly, we have accrued our best estimate of the future costs based on the data currently available to us. It is reasonably possible that our estimate of the total future remediation costs will change as we continue our investigation of the contamination of the site and the remediation system BP has installed there. Further, future favorable developments with respect to our appeal of USTIF's denial of our claim and/or coverage by our private insurance could result in future reductions of our environmental expense related to this matter. However, no assurance can be given that we will be successful in pursuing either of these claims.

         While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, particularly given the environmental indemnities obtained as part of the Unocal and BP acquisitions, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of September 30, 2003, we had a reserve for these matters of $5,195,000 and a receivable for estimated recoveries of these estimated future expenditures of $1,477,000. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $1,923,000 in the remainder of 2003; $1,805,000 in 2004; $735,000 in 2005; $269,000 in 2006; $239,000 in
2007 and $224,000 thereafter. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


8.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                          2002            2003
                                                                                      --------------- -----------
                                                                                       (IN THOUSANDS OF DOLLARS)

  Revolving loan borrowings.........................................................  $   355,400     $   370,600
  Revolving loan repayments.........................................................     (376,300)       (386,100)
                                                                                      -----------     -----------
    Revolving loan borrowings (repayments), net.....................................  $   (20,900)    $   (15,500)
                                                                                      ===========     ===========

  Cash paid during the period for:
    Interest........................................................................  $    30,095     $    22,593
    Income taxes (net of refunds)...................................................  $    (1,952)    $       635

         During the nine-month period ended September 30, 2002, we acquired $1,468,000 of inventory, property and equipment and goodwill in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites and received $250,000 of notes as partial consideration for inventories sold in connection with the sales of two company-operated sites. During the nine-month period ended September 30, 2003, we acquired $735,000 of inventory in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites.

9.       OTHER INFORMATION

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                  --------------------------    --------------------------
                                                                       2002                          2002
                                                                    (RESTATED)        2003        (RESTATED)        2003
                                                                  ---------------------------------------------------------
                                                                                   (IN THOUSANDS OF DOLLARS)
Interest and other financial costs consists of the following:
   Cash interest expense..................................        $  (11,792)    $  (10,008)    $  (35,734)    $  (30,921)
   Cash interest income...................................                28             24             99             66
   Amortization of discount on debt.......................              (344)          (360)        (1,004)        (1,107)
   Amortization of deferred financing costs...............              (770)          (869)        (2,250)        (2,540)
                                                                  ----------     ----------     ----------     ----------
   Interest and other financial costs, net................        $  (12,878)    $  (11,213)    $  (38,889)    $  (34,502)
                                                                  ==========     ==========     ==========     ==========

10.      RELATED PARTY TRANSACTIONS

         During the nine-month periods ended September 30, 2002 and 2003, we made purchases of diesel fuel in the amount of $128,118,000 and $171,942,000, respectively, from a company in which we have a minority investment and made sales of diesel fuel in the amount of $2,360,000 and $2,514,000, respectively, to this affiliate. We also lease a travel center from this affiliate. Rent paid with respect to this site for the nine-month periods ended September 30, 2002 and 2003 was $306,000 and $306,000, respectively. At December 31, 2002 and September 30, 2003, our receivables from this affiliate were $151,000 and $114,000, respectively, while our payables to this affiliate were $357,000 and $15,000, respectively.

         Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,497,000 and $1,467,000 at December 31, 2002 and September 30, 2003,
respectively.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



11.      RESTATEMENT

         The accompanying balance sheet as of December 31, 2002, the accompanying statements of operations and comprehensive income for the three-and nine-month periods ended September 30, 2002 and the accompanying statements of cash flows and nonredeemable stockholders' equity for the nine-month period ended September 30, 2002 have been restated. The adjustments related to the following:

         Operating lease rent expense. We have revised our accounting for certain of our operating leases that contain scheduled rent increases or for which rent payments are based on a variable interest rate to recognize rent expense on a straight-line basis over the lease term, regardless of the actual rent payments we are required by the lease to make each period. We were not accruing rent expense for such leases in accordance with FAS 13, "Accounting for Leases," FAS 29, "Determining Contingent Rentals," and related pronouncements. Under these pronouncements, we are required to recognize rent expense on a straight-line basis over the lease term.

         Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the three- and nine-month periods ended September 30, 2002, the adjustments to correct our operating lease expense accounting resulted in an increase of $47,000 and a decrease of $194,000, respectively. For the year ended December 31, 2002, the adjustments increased operating expenses by $605,000. Our accounting for all of our operating leases was brought into compliance with the applicable pronouncements beginning with the first quarter of 2003 and, accordingly, no adjustment to our 2003 results as a result of this matter is required.

         Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. For the three- and nine-month periods ended September 30, 2002, the effect on interest expense of the adjustments to correct our accounting were increases of $35,000 and $102,000, respectively. For the year ended December 31, 2002, the adjustments increased interest expense by $137,000, decreased long-term debt by $1,198,000, and increased additional paid-in capital by $1,450,000.

         Equity in earnings of affiliate. We have reclassified the amounts of equity earnings recognized each period from non-fuel revenues to a separate line in the statement of operations after income from operations. The equity income recognized in the three- and nine-month periods ended September 30, 2002 were $250,000 and $561,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                                 THREE MONTHS        NINE MONTHS
                                                                                    ENDED              ENDED
                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                     2002               2002
                                                                                 ---------------    -------------
                                                                                   (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to income
(loss) before income taxes:

   Straight-line lease rent expense...........................................    $       (47)       $       194
   Debt discount amortization.................................................            (35)              (102)
   Other matters..............................................................            (55)              (258)
                                                                                  -----------        -----------

   Net effect of restatement adjustments income (loss) before
     income taxes - increase (decrease) in income (loss) before income taxes..    $      (137)       $      (166)
                                                                                  ===========-       ===========-

                                                                                 THREE MONTHS        NINE MONTHS
                                                                                     ENDED              ENDED
                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                     2002               2002
                                                                                 -------------      -------------
Summary of restatement adjustments by caption - increase (decrease) to income
(loss) before income taxes

   Total revenues.............................................................    $      (296)       $    (1,144)
   Operating expenses.........................................................           (151)              (115)
   Selling, general and administrative expenses...............................            (23)               279
   Depreciation and amortization expense......................................            118                355
   Interest and other financial costs, net....................................            (35)              (102)
   Equity in earnings of affiliate............................................            250                561
                                                                                  -----------        -----------
   Net effect of restatement adjustments on  income (loss) before income
     taxes - increase (decrease) in income (loss).............................    $      (137)       $      (166)
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

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2002                 SEPTEMBER 30, 2002
                                                     --------------------------------   --------------------------------
                                                      AS PREVIOUSLY                      AS PREVIOUSLY
                                                         REPORTED       AS RESTATED        REPORTED        AS RESTATED
                                                     --------------------------------   ---------------- ---------------
                                                                          (IN THOUSANDS OF DOLLARS)
Statement of operations data:
   Total revenues....................................  $    494,102     $    493,806      $  1,356,909     $  1,355,765
   Cost of goods sold (excluding depreciation).......       366,321          366,321           995,097          995,097
                                                       ------------     ------------      ------------     ------------
   Gross profit (excluding depreciation).............       127,781          127,485           361,812          360,668
   Operating expenses................................        85,280           85,431           248,385          248,500
   Selling, general and administrative expenses......         9,399            9,422            28,981           28,702
   Depreciation and amortization expense.............        16,232           16,114            45,601           45,246
   (Gain) on sales of property and equipment.........          (949)            (949)             (963)            (963)
                                                       ------------     ------------      ------------     ------------
   Income from operations............................        17,819           17,467            39,808           39,183
   Interest and other financial costs, net...........       (12,843)         (12,878)          (38,787)         (38,889)
   Equity in earnings of affiliate...................             -              250                 -              561
   Provision (benefit) for income taxes..............         1,724            1,667               530              463
                                                       ------------     ------------      ------------     ------------
   Net income (loss).................................  $      3,252     $      3,172      $        491     $        392
                                                       ============     ============      ============     ============

   Accumulated deficit at beginning of period........  $   (204,349)    $   (206,819)     $   (201,588)    $   (204,039)
                                                       ============     ============      ============     ============


                                                                                        NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 2002
                                                                                 --------------------------------
                                                                                 AS PREVIOUSLY
                                                                                   REPORTED           AS RESTATED
                                                                                 -------------        -----------
                                                                                     (IN THOUSANDS OF DOLLARS)
Statement of cash flows data:
   Cash provided by operating activities......................................    $    59,536         $    67,512
   Cash used in investing activities..........................................        (34,173)            (34,173)
   Cash provided by (used in) financing activities............................        (23,780)            (31,756)
                                                                                  -----------         -----------
   Net increase (decrease) in cash............................................    $     1,583         $     1,583
                                                                                  ===========         ===========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              YEAR ENDED
                                                                                          DECEMBER 31, 2002
                                                                                  ----------------------------------
                                                                                   AS PREVIOUSLY
                                                                                     REPORTED           AS RESTATED
                                                                                  --------------        ------------
                                                                                      (IN THOUSANDS OF DOLLARS)
Balance sheet data:
   Cash.........................................................................   $    14,047          $    14,047
   Accounts receivable, net.....................................................        44,295               44,295
   Inventories..................................................................        61,937               61,937
   Deferred income taxes........................................................         4,221                4,222
   Other current assets.........................................................         8,164                8,164
                                                                                   -----------          -----------
     Total current assets.......................................................       132,664              132,665
   Property and equipment, net..................................................       445,692              444,197
   Goodwill.....................................................................        25,908               23,585
   Deferred financing costs, net................................................        27,452               27,452
   Deferred income taxes........................................................        16,069               17,781
   Other noncurrent assets......................................................        12,764               15,087
                                                                                   -----------          -----------
     Total assets...............................................................   $   660,549          $   660,767
                                                                                   ===========          ===========

   Current maturities of long-term debt.........................................   $     3,460          $     3,460
   Accounts payable.............................................................        58,512               58,512
   Other accrued liabilities....................................................        51,440               51,339
                                                                                   -----------          -----------
     Total current liabilities..................................................       113,412              113,311
   Long-term debt (net of unamortized discount).................................       525,131              523,934
   Deferred income taxes........................................................         2,364                2,107
   Other noncurrent liabilities.................................................         3,696                6,209
                                                                                   -----------          -----------
     Total liabilities..........................................................       644,603              645,561
   Redeemable equity............................................................           681                  681
   Common stock and other stockholders' equity..................................       215,843              217,293
   Accumulated deficit..........................................................      (200,578)            (202,768)
                                                                                   -----------          -----------
     Total nonredeemable stockholders' equity...................................        15,265               14,525
                                                                                   -----------          -----------
     Total liabilities and equity...............................................   $   660,549          $   660,767
                                                                                   ===========          ===========



12.      CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

         The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2002 (restated) and September 30, 2003, our condensed consolidating statement of operations schedules for the three- and nine-month periods ended September 30, 2002 (restated) and 2003 and our condensed consolidating statement of cash flows schedules for the nine-month periods ended September 30, 2002 (restated) and 2003. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries, which are included only since January 2003. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




 CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                       DECEMBER 31, 2002 (RESTATED)
                                                ---------------------------------------------------------------------------
                                                   PARENT        GUARANTOR     NONGUARANTOR
                                                  COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATE
                                                ------------   -------------   ------------    -------------   ------------
                                                                         (IN THOUSANDS OF DOLLARS)
 ASSETS
 Current assets:
    Cash......................................   $        -      $   14,047     $        -      $        -      $   14,047
    Accounts receivable, net..................            -          44,429            857            (991)         44,295
    Inventories...............................            -          61,937              -               -          61,937
    Deferred income taxes.....................            -           4,182             40               -           4,222
    Other current assets......................          445           7,719              -               -           8,164
                                                 ----------      ----------     ----------      ----------      ----------

         Total current assets.................          445         132,314            897            (991)        132,665
 Property and equipment, net..................            -         444,197              -               -         444,197
 Goodwill.....................................            -          23,585              -               -          23,585
 Deferred financing costs.....................       27,452               -              -               -          27,452
 Deferred income taxes........................       23,696          (5,915)             -               -          17,781
 Other noncurrent assets....................            996          14,091              -               -          15,087
 Investment in subsidiaries...................      241,515               -              -        (241,515)              -
                                                 ----------      ----------     ----------      ----------      ----------

         Total assets.........................   $  294,104      $  608,272     $      897      $ (242,506)     $  660,767
                                                 ==========      ==========     ==========      ==========      ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
    Current maturities of long-term debt......   $    3,280      $      180     $        -      $        -      $    3,460
    Accounts payable..........................            -          58,354            158               -          58,512
    Other accrued liabilities.................        2,979          48,211          1,140            (991)         51,339
                                                 ----------      ----------     ----------      ----------      ----------

         Total current liabilities............        6,259         106,745          1,298            (991)        113,311
 Long-term debt (net of unamortized discount).      521,243           2,691              -               -         523,934
 Deferred income taxes........................            -           2,107              -               -           2,107
 Intercompany payable (receivable)............     (249,859)        255,226         (5,367)              -               -
 Other noncurrent liabilities.................            -           6,209              -               -           6,209
                                                 ----------      ----------     ----------      ----------      ----------

         Total liabilities....................      277,643         372,978         (4,069)           (991)        645,561

 Redeemable equity............................          681               -              -               -             681
 Nonredeemable stockholders' equity:
    Common stock and other stockholders'
      equity..................................      218,548         185,660              -        (186,915)        217,293
    Retained earnings (accumulated deficit)...     (202,768)         49,634          4,966         (54,600)       (202,768)
                                                 ----------      ----------     ----------      ----------      ----------

         Total nonredeemable stockholders'
            equity............................       15,780         235,294          4,966        (241,515)         14,525
                                                 ----------      ----------     ----------      ----------      ----------

         Total liabilities, redeemable equity
            and nonredeemable stockholders'
            equity............................   $  294,104      $  608,272     $      897      $ (242,506)     $  660,767
                                                 ==========      ==========     ==========      ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                                                           SEPTEMBER 30, 2003
                                                -------------------------------------------------------------------------
                                                  PARENT       GUARANTOR      NONGUARANTOR
                                                 COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   CONSOLIDATED
                                                -----------   -------------   -------------  -------------- -------------
                                                                        (IN THOUSANDS OF DOLLARS)
   ASSETS
   Current assets:
      Cash....................................   $        -     $   20,004     $      103     $        -     $   20,107
      Accounts receivable, net................            -         51,722            905         (1,127)        51,500
      Inventories.............................            -         58,246            133              -         58,379
      Deferred income taxes...................            -          3,707             40              -          3,747
      Other current assets....................          676          5,528             32           (191)         6,045
                                                 ----------     ----------     ----------     ----------     ----------
          Total current assets...............          676        139,207          1,213         (1,318)       139,778
   Property and equipment, net................            -        435,065          6,013              -        441,078
   Goodwill...................................            -         24,552              -              -         24,552
   Deferred financing costs, net..............       24,912              -              -              -         24,912
   Deferred income taxes......................       19,916         (5,547)             -              -         14,369
   Other noncurrent assets....................          909         19,269              -         (4,115)        16,063
   Investment in subsidiaries.................      261,210          1,583              -       (262,793)             -
                                                 ----------     ----------     ----------     ----------     ----------

           Total assets.......................   $  307,623     $  614,129     $    7,226     $ (268,226)    $  660,752
                                                 ==========     ==========     ==========     ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Current maturities of long-term debt....   $    3,165     $      180     $        -     $        -     $    3,345
      Accounts payable........................            -         65,465            150            (48)        65,567
      Other accrued liabilities...............        8,923         53,020          1,136         (1,270)        61,809
                                                 ----------     ----------     ----------     ----------     ----------

           Total current liabilities..........       12,088        118,665          1,286         (1,318)       130,721
   Long-term debt (net of unamortized discount)     493,163          2,642          4,115         (4,115)       495,805
   Deferred income taxes......................            -          2,094              -              -          2,094
   Intercompany payable (receivable)..........     (221,296)       226,445         (5,149)             -              -
   Other noncurrent liabilities...............            -          9,094              -              -          9,094
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities..................      283,955        358,940            252         (5,433)       637,714

   Redeemable equity..........................          648              -              -              -            648

   Nonredeemable stockholders' equity:
       Common stock and other stockholders'
         equity...............................      218,329        186,052          2,049       (188,731)       217,699
       Retained earnings
         (accumulated deficit)................     (195,309)        69,137          4,925        (74,062)      (195,309)
                                                 ----------     ----------     ----------     ----------     ----------

           Total nonredeemable stockholders'
              equity..........................       23,020        255,189          6,974       (262,793)        22,390
                                                 ----------     ----------     ----------     ----------     ----------

           Total liabilities, redeemable
              equity and nonredeemable
              stockholders' equity............   $  307,623     $  614,129     $    7,226     $ (268,226)    $  660,752
                                                 ==========     ==========     ==========     ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:


                                                        THREE MONTHS ENDED SEPTEMBER 30, 2002 (RESTATED)
                                             ----------------------------------------------------------------------
                                                PARENT        GUARANTOR   NONGUARANTOR
                                                COMPANY      SUBSIDIARY    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             -------------   -----------  ------------   ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel.....................................  $        -     $  321,455    $        -    $        -     $  321,455
    Nonfuel..................................           -        168,460             -             -        168,460
    Rent and royalties.......................           -          3,483         1,585        (1,177)         3,891
                                               ----------     ----------    ----------    ----------     ----------

    Total revenues...........................           -        493,398         1,585        (1,177)       493,806
 Cost of goods sold (excluding depreciation).           -        366,321             -             -        366,321
                                               ----------     ----------    ----------    ----------     ----------

 Gross profit (excluding depreciation).......           -        127,077         1,585        (1,177)       127,485

 Operating expenses..........................           -         85,415         1,193        (1,177)        85,431
 Selling, general and
     administrative expenses.................         215          8,846           361             -          9,422
 Depreciation and amortization expense.......           -         16,114             -             -         16,114
 (Gain) on sales of property and equipment...           -           (949)            -             -           (949)
                                               ----------     ----------    ----------    ----------     ----------

 Income (loss) from operations...............        (215)        17,651            31             -         17,467
 Interest and other financial costs, net.....      (8,754)        (4,124)            -             -        (12,878)
 Equity income (loss)........................      10,556            250             -       (10,556)           250
                                               ----------     ----------    ----------    ----------     ----------
 Income (loss) before income taxes...........       1,587         13,777            31       (10,556)         4,839
 Provision (benefit) for income taxes........      (1,585)         3,239            13             -          1,667
                                               ----------     ----------    ----------    ----------     ----------

 Net income (loss)...........................  $    3,172     $   10,538    $       18    $  (10,556)    $    3,172
                                               ==========     ==========    ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                            THREE MONTHS ENDED SEPTEMBER 30, 2003
                                           -----------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                           -------------  -------------  ------------   ------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................    $        -     $  370,724    $    3,118    $        -     $  373,842
   Nonfuel................................             -        178,200           897             -        179,097
   Rent and royalties.....................             -          2,832         1,399        (1,077)         3,154
                                              ----------     ----------    ----------    ----------     ----------

   Total revenues.........................             -        551,756         5,414        (1,077)       556,093
Cost of goods sold (excluding depreciation)            -        417,685         3,381             -        421,066
                                              ----------     ----------    ----------    ----------     ----------

Gross profit (excluding depreciation).....             -        134,071         2,033        (1,077)       135,027

Operating expenses........................             -         90,780         1,627        (1,077)        91,330
Selling, general and
    administrative expenses...............           284          9,529           276             -         10,089
Depreciation and amortization expense.....             -         15,209           133             -         15,342
(Gain) on sales of property and equipment              -            (10)            -             -            (10)
                                              ----------     ----------    ----------    ----------     ----------

Income (loss) from operations.............          (284)        18,563            (3)            -         18,276
Interest and other financial costs, net...        (5,976)        (5,164)          (73)            -        (11,213)
Equity income (loss)......................         8,829            117             -        (8,722)           224
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) before income taxes.........         2,569         13,516           (76)       (8,722)         7,287
Provision (benefit) for income taxes......        (2,160)         4,707            11             -          2,558
                                              ----------     ----------    ----------    ----------     ----------

Net income (loss).........................    $    4,729     $    8,809    $      (87)   $   (8,722)    $    4,729
                                              ==========     ==========    ==========    ==========     ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                                                           NINE MONTHS ENDED SEPTEMBER 2002 (RESTATED)
                                              ---------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARY     SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             ----------- - ------------   ------------   ------------  ------------
                                                                   (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel...................................    $       -     $ 878,033      $       -     $       -      $ 878,033
    Nonfuel................................            -       465,853              -             -        465,853
    Rent and royalties.....................            -        10,683          4,544        (3,348)        11,879
                                               ---------     ---------      ---------     ---------      ---------

    Total revenues.........................            -     1,354,569          4,544        (3,348)     1,355,765
 Cost of goods sold (excluding depreciation)           -       995,097              -             -        995,097
                                               ---------     ---------      ---------     ---------      ---------

 Gross profit (excluding depreciation).....            -       359,472          4,544        (3,348)       360,668

 Operating expenses........................            -       248,456          3,392        (3,348)       248,500
 Selling, general and
     administrative expenses...............          604        26,976          1,122             -         28,702
 Depreciation and amortization expense.....            -        45,246              -             -         45,246
 (Gain) on sales of property and equipment             -          (963)             -             -           (963)
                                               ---------     ---------      ---------     ---------      ---------

 Income (loss) from operations.............         (604)       39,757             30             -         39,183
 Interest and other financial costs, net...      (25,723)      (13,166)             -             -        (38,889)
 Equity income (loss)......................       19,111           561              -       (19,111)           561
                                               ---------     ---------      ---------     ---------      ---------
 Income (loss) before income taxes.........       (7,216)       27,152             30       (19,111)           855
 Provision (benefit) for income taxes......       (7,608)        8,058             13             -            463
                                               ---------     ---------      ---------     ---------      ---------

 Net income (loss).........................    $     392     $  19,094      $      17     $ (19,111)     $     392
                                               =========     =========      =========     =========      =========


                           TRAVELCENTERS OF AMERICA, INC.
                  SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS







                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                 -----------------------------------------------------------------------
                                                    PARENT       GUARANTOR    NONGUARANTOR
                                                    COMPANY    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                                 ------------  ------------   ------------   ------------   ------------
                                                                        (IN THOUSANDS OF DOLLARS)
      Revenues:
         Fuel....................................  $        -     $1,140,635    $    7,656     $        -    $1,148,291
         Nonfuel.................................           -        489,165         2,375              -       491,540
         Rent and royalties......................           -          9,072         4,239         (3,142)       10,169
                                                   ----------     ----------    ----------     ----------    ----------
         Total revenues..........................           -      1,638,872        14,270         (3,142)    1,650,000
      Cost of goods sold (excluding depreciation)           -      1,260,629         8,284              -     1,268,913
                                                   ----------     ----------    ----------     ----------    ----------

      Gross profit (excluding depreciation)......           -        378,243         5,986         (3,142)      381,087

      Operating expenses.........................           -        259,182         4,640         (3,142)      260,680
      Selling, general and
        administrative expenses..................         685         28,943           767              -        30,395
      Depreciation and amortization expense......           -         44,212           329              -        44,541
      (Gain) on sales of property and equipment             -           (304)            -              -          (304)
                                                   ----------     ----------    ----------     ----------    ----------
      Income (loss) from operations..............        (685)        46,210           250              -        45,775
      Interest and other financial costs, net....     (17,852)       (16,458)         (192)             -       (34,502)
      Equity income (loss).......................      19,694            615             -        (19,462)          847
                                                   ----------     ----------    ----------     ----------    ----------
      Income (loss) before income taxes and the
        cumulative effect of a change in
        accounting principle.....................       1,157         30,367            58        (19,462)       12,120
      Provision (benefit) for income taxes.......      (6,302)        10,611            99              -         4,408
                                                   ----------     ----------    ----------     ----------    ----------

      Income (loss) before the cumulative effect
         of a change in accounting principle.....       7,459         19,756           (41)       (19,462)        7,712
      Cumulative effect of a change in
         accounting principle, net of related
         taxes...................................           -           (253)            -              -          (253)
                                                   ----------     ----------    ----------     ----------    ----------

      Net income (loss)..........................  $    7,459     $   19,503    $      (41)    $  (19,462)   $    7,459
                                                   ==========     ==========    ==========     ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2002 (RESTATED)
                                            ----------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            ------------  ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $  (11,077)    $   78,725    $     (136)    $        -    $   67,512
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (3,526)            -              -        (3,526)
    Proceeds from sales of property and
       equipment...........................           -          3,945             -              -         3,945
    Capital expenditures...................           -        (34,592)            -              -       (34,592)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (34,173)            -              -       (34,173)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
       excess of bank balances.............           -         (7,976)            -              -        (7,976)
    Revolving loan borrowings
       (repayments), net...................     (20,900)             -             -              -       (20,900)
    Long-term debt repayments..............      (2,460)           (86)            -              -        (2,546)
    Issuance of common stock...............         116              -             -              -           116
    Debt issuance costs....................        (300)             -             -              -          (300)
    Merger and recapitalization
       expenses paid.......................        (150)             -             -              -          (150)
    Intercompany advances..................      34,771        (34,907)          136              -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash provided by (used in)
         financing activities..............      11,077        (42,969)          136              -       (31,756)
                                             ----------     ----------    ----------     ----------    ----------
       Net increase in cash................           -          1,583             -              -         1,583
 Cash at the beginning of the period.......           -         19,888             -              -        19,888
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   21,471    $        -     $        -    $   21,471
                                             ==========     ==========    ==========     ==========    ==========


                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2003
                                           -----------------------------------------------------------------------
                                              PARENT        GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                           ------------   ------------   ------------  -------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $      906     $   72,080    $     (111)    $    1,816    $   74,691
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions..................           -         (3,768)       (5,267)             -        (9,035)
    Proceeds from sales of property and
       equipment...........................           -          1,866             -              -         1,866
    Capital expenditures...................           -        (31,833)         (224)             -       (32,057)
                                             ----------     ----------    ----------     ----------    ----------
      Net cash used in investing
         activities........................           -        (33,735)       (5,491)             -       (39,226)
                                             ----------     ----------    ----------     ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
       excess of bank balances.............           -             (4)            -              -            (4)
    Revolving loan borrowings
       (repayments), net...................     (15,500)             -             -              -       (15,500)
    Long-term debt repayments...........        (13,717)          (134)            -              -       (13,851)
    Issuance of common stock............              -              -         1,816         (1,816)            -
    Repurchase of common stock..........           (252)             -             -              -          (252)
    Intercompany advances...............         28,563        (32,250)        3,687              -             -
                                             ----------     ----------    ----------     ----------    ----------
       Net cash provided by (used in)
         financing activities..............        (906)       (32,388)        5,503         (1,816)      (29,607)
                                             ----------     ----------    ----------     ----------    ----------
       Effect of exchange rate changes on
         cash..............................           -              -           202              -           202
                                             ----------     ----------    ----------     ----------    ----------
       Net increase (decrease) in cash.....           -          5,957           103              -         6,060
 Cash at the beginning of the period.......           -         14,047             -              -        14,047
                                             ----------     ----------    ----------     ----------    ----------
 Cash at the end of the period.............  $        -     $   20,004    $      103     $        -    $   20,107
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

CRITICAL ACCOUNTING POLICIES

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002, except that on January 1, 2003 we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of a deferred tax benefit of $164,000).

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. Our geographically diverse network consists of 152 sites located in 41 states and Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the nine-month periods ended September 30, 2002 and 2003, our revenues and gross profit were composed as follows:

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         -------------------------
                                                                                           2002
                                                                                        (RESTATED)        2003
                                                                                        -----------    -----------
Revenues:
   Fuel................................................................................      64.7%          69.6%
   Non-fuel............................................................................      34.4%          29.8%
   Rent and royalties..................................................................       0.9%           0.6%
                                                                                         ---------      ---------
         Total revenues................................................................     100.0%         100.0%
                                                                                         =========      =========
Gross profit (excluding depreciation):
   Fuel................................................................................      20.8%          21.5%
   Non-fuel............................................................................      75.9%          75.8%
   Rent and royalties..................................................................       3.3%           2.7%
                                                                                         ---------      ---------
         Total gross profit (excluding depreciation)...................................     100.0%         100.0%
                                                                                         =========      =========


COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through September 30, 2003:

                                                           COMPANY-                     FRANCHISEE-
                                                           OPERATED        LEASED          OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                          ----------     ----------     ------------   ---------
Number of sites at December 31, 2001....................       119            25              9            153

January - September 2002 Activity:
   New sites............................................        1              -              -              1
   Sales of sites.......................................       (3)             -              -             (3)
   Conversions of leased sites to
     company-operated sites.............................        4             (4)             -              -
                                                             ------         ------         ------         ----
Number of sites at September 30, 2002...................       121            21              9            151

October - December 2002 Activity:
   New sites............................................        -              -              1              1
   Conversions of leased sites to company-operated sites        1             (1)             -              -
                                                             ------         ------         ------         ----
Number of sites at December 31, 2002....................       122            20             10            152

2003 Activity:
   New sites............................................        2              -              -              2
   Sales of sites.......................................       (2)             -              -             (2)
   Conversions of leased sites to
     company-operated sites.............................        4             (4)             -              -
                                                             ------         ------         ------         ----
Number of sites at September 30, 2003...................       126            16             10            152
                                                             ======         ======         ======        =====


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

THREE-MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Consolidated revenues for the three-months ended September 30, 2003 were $556.1 million, which represents an increase from the three months ended September 30, 2002 of $62.3 million, or 12.6%, that was primarily attributable to an increase in fuel revenue.

         Fuel revenue for the three-months ended September 30, 2003 increased by $52.4 million, or 16.3%, as compared to the same period in 2002. The increase was attributable to increases in diesel fuel and gasoline average selling prices and increases in diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the three months ended September 30, 2003 increased by 8.4% and 19.3%, respectively, as compared to the same period in 2002, reflecting the increases in commodity prices in 2003, as compared to the same period in 2002, that were attributable to atypically low refined petroleum products inventories in the United States and uncertainty concerning the world crude oil supply. Diesel fuel and gasoline sales volumes for the three months ended September 30, 2003 increased by 3.1% and 22.7%, respectively, as compared to the same period in 2002. For the three months ended September 30, 2003, we sold
339.3 million gallons of diesel fuel and 53.0 million gallons of gasoline, as compared to 329.0 million gallons of diesel fuel and 43.2 million gallons of gasoline for the three months ended September 30, 2002. The diesel fuel sales volume increase resulted from an increase in wholesale diesel fuel sales volume that was partially offset by a 2.2% decline in same-site diesel fuel sales volume. The gasoline sales volume increase was attributable to a 13.0% increase in same-site gasoline sales volumes, a net increase in sales volumes at the company-operated sites we added to or eliminated from our network in 2002 and 2003 and an increase in wholesale gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a decline in trucking activity in the third quarter of 2003 as compared to the third quarter of 2002, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe that this same-site diesel fuel volume decrease is also due to an increase in freight carried by train and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuation in diesel costs this year and the absolute high level of diesel prices. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more competitive retail gasoline pricing program as well as site improvements made as part of our capital investment program.

         Non-fuel revenues for the three months ended September 30, 2003 of $179.1 million reflected an increase of $10.6 million, or 6.3%, as compared to the same period in 2002. The increase was primarily attributable to the increased sales at the company-operated sites added to our network in 2002 and 2003 and was also attributable to a 3.2% increase in same-site non-fuel revenues. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. We believe the increase is also attributable, in part, to our gasoline pricing strategy.

         Rent and royalty revenues for the quarter ended September 30, 2003 reflected a $0.7 million, or 18.9%, decrease as compared to the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites. This decrease was partially offset by a 1.5% increase in same-site royalty revenue and a 2.3% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended September 30, 2003 was $135.0 million, compared to $127.5 million for the same period in 2002, an increase of $7.5 million, or 5.9%. The increase in our gross profit was primarily due to the increased level of sales volume and margin per gallon for both diesel fuel and gasoline, as well as the increase in non-fuel sales.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $5.9 million, or 6.9%, to $91.3 million for the quarter ended September 30, 2003 compared to $85.4 million for the same period in 2002. This increase was primarily attributable to a 2.2% increase on a same-site basis and a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003, and also resulted from a $1.3 million charge to recognize an environmental remediation liability increase. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the third quarter of 2003 were 49.6%, compared to 50.0% for the same period in 2002.

         Our selling, general and administrative expenses for the quarter ended September 30, 2003 were $10.1 million, which reflected a $0.7 million, or 7.1%, increase from the same period in 2002 that is primarily attributable to increased insurance costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended September 30, 2003 was $15.3 million, compared to $16.1 million for 2002, a decrease of $0.8 million or 4.8%. This decrease is primarily attributable to a $0.5 million decrease in amortization of intangible assets.

         Income from Operations. We generated income from operations of $18.3 million for the quarter ended September 30, 2003, compared to income from operations of $17.5 million for the same period in 2002. This increase of $0.8 million, or 4.6%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

         Interest and Other Financial Costs - Net. Interest and other financial costs, net, for the quarter ended September 30, 2003 decreased by $1.7 million, or 12.9%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the third quarter of 2002.

         Income Taxes. Our effective income tax rates for the quarters ended September 30, 2003 and 2002 were 35.1% and 34.4%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

         Revenues. Our consolidated revenues for the nine months ended September 30, 2003 were $1,650.0 which represents an increase over the nine months ended September 30, 2002 of $294.2 million, or 21.7%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the nine months ended September 30, 2003 increased by $270.3 million, or 30.8%, as compared to the same period in 2002. The increase was attributable to increases in diesel fuel and gasoline average selling prices and increases in diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the nine months ended September 30, 2003 increased by 26.4% and 24.9%, respectively, as compared to the same period in 2002, primarily reflecting increases in commodity prices due to atypically low refined petroleum products inventories in the United States, the exceptionally cold weather throughout much of the United States in the first quarter of 2003 and uncertainty concerning the world crude oil supply. Diesel fuel and gasoline sales volumes for the nine months ended September 30, 2003 increased by 1.2% and 20.9%, respectively, as compared to the same period in 2002. For the nine months ended September 30, 2003, we sold 1,011.6 million gallons of diesel fuel and
143.6 million gallons of gasoline, as compared to 999.2 million gallons of diesel fuel and 118.7 million gallons of gasoline for the nine months ended September 30, 2002. The diesel fuel sales volume increase resulted from an increase in wholesale diesel fuel sales volumes that was partially offset by a 3.7% decline in same-site diesel fuel sales volume. The gasoline sales volume increase was primarily attributable to a 8.1% increase in same-site gasoline sales volumes and an increase in wholesale gasoline sales volume. We believe the same-site diesel fuel sales volume decrease resulted from a soft freight environment in 2003 as compared to 2002, resulting from the general condition of the United States economy, and occurred in spite of our continued emphasis on competitively pricing our diesel fuel. We believe that this was further exacerbated by an increase in freight carried by train and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuation in diesel fuel costs this year and the absolute high level of diesel fuel prices. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our more competitive retail gasoline pricing.

         Non-fuel revenues for the nine months ended September 30, 2003 of $491.5 million reflected an increase of $25.7 million, or 5.5%, from the same period in 2002. The increase was primarily attributable to a net increase in sales revenue at company-operated sites we have added to or eliminated from our network in 2002 and 2003, and to an increase in non-fuel sales on a same-site basis of 2.6% for the nine months ended September 30, 2003 as compared to the same period in 2002. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. We believe the increase is also attributable, in part, to our gasoline pricing strategy.

         Rent and royalty revenues for the nine months ended September 30, 2003 reflected a $1.7 million, or 14.4%, decrease from the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 3.1% increase in same-site royalty revenue and a 1.9% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the nine months ended September 30, 2003 was $381.1 million, compared to $360.7 million for the same period in 2002, an increase of $20.4 million, or 5.7%. The increase in our gross profit was primarily due to the increased level of sales volume and margin per gallon for both diesel fuel and gasoline, as well as the increase in non-fuel sales.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $12.2 million, or 4.9%, to $260.7 million for the nine months ended September 30, 2003 compared to $248.5 million for the same period in 2002. This increase was primarily attributable to a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003 and a 1.7% increase in operating expenses on a same-site basis, and also resulted from a $1.3 million charge to recognize an environmental remediation liability increase. The same-site increase reflected cost increases in operating expenses related to the increased level of non-fuel sales. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the nine months ended September 30, 2003 were 52.0%, compared to 52.5% for the same period in 2002.

         Our selling, general and administrative expenses for the nine months ended September 30, 2003 were $30.4 million, which reflected an increase of $1.7 million, or 5.9%, from the same period in 2002 that is primarily attributable to increased insurance costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2003 was $44.5 million, compared to $45.2 million for the same period 2002. This decrease of $0.7 million, or 1.6%, was attributable to a $0.8 million decrease in amortization of intangible assets and a $0.9 million decrease in impairment charges, partially offset by increased depreciation charges related to our base of depreciable assets. During the nine months ended September 30, 2002 and 2003, we recognized impairment charges of $1.4 million and $0.5 million, respectively, with respect to certain sites we were then holding for sale.

         Income from Operations. We generated income from operations of $45.8 million for the nine months ended September 30, 2003, compared to income from operations of $39.2 million for the same period in 2002. This increase of $6.6 million, or 16.8%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

         Interest and Other Financial Costs - Net. Interest and other financial costs, net, for the nine months ended September 30, 2003 decreased by $4.4 million, or 11.3%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the third quarter of 2002.

         Income Taxes. Our effective income tax rates for the nine-month periods ended September 30, 2003 and 2002 were 36.4% and 54.2%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The difference in the rates between the two periods resulted from the relatively larger effect on the tax rate of state income taxes, nondeductible expenses and tax credits in 2002 due to the relatively low level of income before taxes for that period.

         Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000. The pro forma effect for the nine months ended September 30, 2002, assuming the adoption of FAS 143 as of January 1, 2002, was not material.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is possible that the United States economy could either worsen, or make a slower recovery than expected during the remainder of 2003. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2003 from levels that existed during 2002 and the first nine months of 2003, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy remains stagnant or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. Based on our outstanding obligations as of September 30, 2003, a one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.8 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first nine months of 2003 and as of September 30, 2003, on a restated basis, and we expect to remain in compliance with all of our debt covenants throughout 2003. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

         We anticipate that we will be able to fund our 2003 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At September 30, 2003, we had outstanding revolving credit facility borrowings of $6.9 million and issued letters of credit of $21.6 million, leaving $71.5 million of our $100 million revolving credit facility available for borrowings.

         The amounts we have invested for capital improvements have declined each year from 2000 to 2002, and are expected to remain at a similar level in 2003. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy from 2000 through 2003. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. The expected level of capital expenditures, including business acquisition but net of proceeds from asset sales, for 2003 is approximately $48 million.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $74.7 million for the first nine months of 2003, compared to $67.5 million for the same period in the prior year. The $7.2 million increase in cash from operations primarily resulted from greater profitability in 2003, partially offset by a $1.1 million reduction from the 2002 period in the cash generated from working capital reductions.

         Net cash used in investing activities was $39.2 million for the first nine months of 2003, as compared to $34.2 million for the first nine months of 2002. During 2003, we invested $9.0 million to acquire two new operating sites and convert four leased sites to company-operated sites, while in 2002 we invested $3.5 million to convert four leased sites to company-operated sites. We realized $3.9 million of proceeds from three site sales in 2002 as compared to two site sales in 2003 generating $1.9 million of proceeds.

         Net cash used in financing activities was $29.6 million during the first nine months of 2003 and $31.8 million during the first nine months of 2002. During 2003, we made net repayments of our revolving credit facility indebtedness of $15.5 million, and also made repayments of long term loan indebtedness of $13.9 million, which includes an $11.3 million mandatory prepayment in April 2003 resulting from excess cash flow we generated in 2002.

DESCRIPTION OF INDEBTEDNESS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2002, except that at September 30, 2003, we had outstanding revolving credit facility borrowings and issued letters of credit of $6.9 million and $21.6 million, respectively, leaving $71.5 million of our $100 million revolving credit facility available for borrowings.

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

         We consider our Senior Credit Facility to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the Senior Credit Facility. Further, the Senior Credit Facility requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through the remainder of 2003. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and
(b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under our Senior Credit Facility declaring our indebtedness under the Senior Credit Facility immediately due and payable. However, we believe, in such an instance, that we would be able to negotiate a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.

                                                                                            NINE MONTHS ENDED
                                                                      YEAR ENDED              SEPTEMBER 30,
                                                                     DECEMBER 31,   --------------------------------
                                                                         2002             2002
                                                                      (RESTATED)       (RESTATED            2003
                                                                    -------------    -------------     -------------
                                                                        (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)

Net income......................................................... $       1,271    $         392     $       7,459
Adjustments to reconcile net income to Adjusted EBITDA:
    Cumulative effect of a change in accounting principle, net of               -                -               253
       related taxes...............................................
    Provision (benefit) for income taxes...........................           (39)             463             4,408
    Interest and other financial costs, net........................        51,423           38,889            34,502
    Depreciation and amortization expense..........................        60,301           45,246            44,541
    Other non-cash charges (credits), net..........................           605             (194)              628
                                                                    -------------    -------------     -------------

Adjusted EBITDA.................................................... $     113,561    $      84,796     $      91,791
                                                                    =============    =============     =============

Adjusted EBITDA for ratio measurement period....................... $     113,561    $     109,574     $     120,557
                                                                    =============    =============     =============

Interest expense coverage ratio:
    Actual ratio at period end.....................................          2.42x            2.28x             2.85x
    Required ratio at period end...................................          1.80x            1.60x             1.80x
    Minimum amount of Adjusted EBITDA to meet required ratio....... $      84,625    $      76,893     $      76,018

 Leverage ratio:
    Actual ratio at period end.....................................          4.55x            4.66x             3.99x
    Required ratio at period end...................................          4.65x            5.25x             4.65x
    Minimum amount of Adjusted EBITDA to meet required ratio....... $     111,192    $      97,288     $     103,558


         The effects on Adjusted EBITDA of the restatement adjustments (described in the notes to the unaudited consolidated financial statements) for the three months ended September 30, 2002, and the nine months ended September 30, 2002 were decreases, relative to the amounts previously reported, of $173,000, and $614,000, respectively.

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

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities." We must adopt this accounting guidance by December 31, 2004. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants.

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

         The following are additional amounts related to the master lease program (all amounts are as of September 30, 2003 or for the nine months ended September 30, 2003):

     o The lessor's total capitalization of $67.0 million consisted of $64.6 million of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

     o The lessor's assets related to the master lease program consisted of $67.5 million of tangible fixed assets, $1.7 million of capitalized interest and $2.9 million of deferred financing costs.

     o During the nine months ended September 30, 2003, we recognized lease rent expense under this master lease program of $4.3 million. Excluding this rent expense, the eight leased sites generated income of $8.6 million for the nine months ended September 30, 2003.

     o The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $3.8 million and $2.9 million, respectively, for the nine months ended September 30, 2003.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                                  PAYMENTS DUE BY PERIOD
                                          ------------------------------------------------------------------------
  CONTRACTUAL OBLIGATIONS                  TOTAL            2003        2004-2005       2006-2007       THEREAFTER
  -----------------------                 ---------       ---------     ----------      ----------      -----------
                                                                 (IN MILLIONS OF DOLLARS)
  Long-term debt(1)...................    $   538.7       $     0.9      $     6.7       $   114.6       $   416.5
  Operating leases(2).................        182.5             4.4           36.3            68.7            73.1
  Other long-term liabilities(3)......          6.4              -             3.0             1.3             2.1
                                          ---------       --------       ---------       ---------       ---------
  Total contractual cash obligations..    $   727.6       $     5.3      $    46.0       $   184.6       $   491.7
                                          =========       =========      =========       =========       =========

         (1)  Excludes interest.

         (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term in 2006 and we would make a residual value guarantee payment of $44.1 million.

         (3) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated. As of September 30, 2003, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $5.4 million.

         Our only commercial commitments of any significance are the $21.6 million of standby letters of credit we had outstanding as of September 30, 2003.

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of September 30, 2003, we had a reserve of $5.2 million for unindemnified environmental matters for which we are responsible and a receivable for estimated recoveries of these estimated future expenditures of $1.5 million. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $1.9 million in the remainder of 2003; $1.8 million in 2004; $0.7 million in 2005; $0.3 million in 2006; $0.2 million in 2007 and $0.2 million thereafter. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

         In the quarter ended September 30, 2003, we recognized a charge of $1.3 million for future costs related to the remediation of a diesel fuel release at our Harrisburg, PA site. This site had been under remediation by BP, pursuant to the terms of our environmental agreement with BP, for a previous diesel fuel release. We believed that the costs of remediating all of the conditions at the site should be borne by BP pursuant to the environmental agreement. BP disagreed and our dispute with BP was submitted to arbitration. In July 2003, the arbitrator ruled that we are required to reimburse BP $0.8 million for a portion of the remediation costs BP had already incurred and are responsible for the future remediation activities at this site. In early November 2003, the Pennsylvania Underground Storage Tank Insurance Fund ("USTIF") denied our claim for reimbursement of our remediation costs related to this matter. We intend to appeal this denial but cannot be assured of our success on appeal. Likewise, we cannot be assured that our private insurance policies will provide for reimbursement of our remediation costs. Accordingly, we have accrued our best estimate of the future costs based on the data currently available to us. It is reasonably possible that our estimate of the total future remediation costs will change as we continue our investigation of the contamination of the site and the remediation system BP has installed there. Further, future favorable developments with respect to our appeal of USTIF's denial of our claim and/or coverage by our private insurance could result in future reductions of our environmental expense related to this matter. However, no assurance can be given that we will be successful in pursuing either of these claims.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective December 31, 2004. Under FIN 46, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46 will require consolidation of our franchisees, although we currently believe we will not be required to do so.

         In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective, for companies such as ours that do not have equity securities traded on an exchange, for fiscal periods beginning after December 15, 2003. FAS 150 requires the balance of mandatorily redeemable stock be presented as a liability instead of as an item between liabilities and equity. FAS 150 also requires recognition as interest expense each quarter any dividends paid with respect to the mandatorily redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the mandatorily redeemable stock. We are currently evaluating the effects of adopting FAS 150 given the specific circumstances of our redeemable common stock. Adopting FAS 150 will not affect our cash payments or liquidity.

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

         We responded to the SEC's comment letter on May 14, 2003, with respect to all of the supplemental information requested as well as sample disclosures that we undertake to include in our future filings. After reviewing our response letter, the SEC issued additional comments in their letter dated May, 27, 2003. That comment letter requested that we restate our financial statements specifically with respect to our recognition of rent expense for certain operating leases and for debt discount recognition and amortization. Over a period of several weeks, we engaged the staff of the SEC in a dialogue regarding, and provided the staff of the SEC additional information pertaining to, our specific facts and circumstances with respect to the request to restate. After reviewing all of the information presented throughout this process, the Company concluded that it was appropriate to restate certain of its previously issued financial statements. On August 14, 2003, we filed a current report on Form 8-K that included the details of the restatement adjustments and the restated financial statement amounts for the years ended December 31, 2000, 2001 and 2002. On August 29, 2003 we received a further comment letter from the SEC requesting that we present our equity in the earnings of an affiliate outside of income from operations. We have agreed to do so and have done so within the financial statements included in this quarterly report. Currently, we are in the process of preparing an amendment to our Form 10-K for 2002. To the extent applicable, we have included such restated amounts in this filing intended to address certain matters raised by the SEC. However, there can be no assurance that the SEC will not have further comments or requests that we disclose additional information or make additional filings. We will seek to expeditiously resolve the remaining issues in the SEC's letter or any additional matters the SEC may wish to address.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        31.1      Section 302 Certification of Chief Executive Officer
        31.2      Section 302 Certification of Chief Financial Officer
        32.1      Section 906 Certification of Chief Executive Officer
        32.2      Section 906 Certification of Chief Financial Officer


(b)      Reports on Form 8-K

         On August 14, 2003, we filed a Current Report on Form 8-K, disclosing our intent to restate certain of our previously issued financial statements and setting forth the details of the restatement adjustments and the financial statement amounts that are expected to be restated.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELCENTERS OF AMERICA, INC.
                                               (Registrant)


Date: November 14, 2003            By:      /s/ James W. George
                                       -----------------------------------------
                                       Name:    James W. George
                                       Title:   Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)