Form 10-K/A
period 2002-12-31
TRAVELCENTERS OF AMERICA INC
filed 2004-02-26
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

As of December 31, 2003, there were outstanding 6,939,498 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                INTRODUCTORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

         This Amendment No. 1 on the Form 10-K/A is being filed to restate certain amounts (See Note 3 to our consolidated financial statements for a discussion of the restatement adjustments and the changes resulting from the restatement) and to revise disclosure and presentation of our consolidated financial statements for the years ended December 31, 1998, 1999, 2000, 2001 and 2002.

         The restatement resulted in: (1) entries to correct our accounting for operating lease rent expense, (2) entries to correct both our accounting for the recognition of debt discount related to stock warrants issued with debt and the amortization of that debt discount into interest expense, and (3) entries to record certain other restatement adjustments that generally reflect timing differences between years, the net effects of which were immaterial to our consolidated financial statements taken as a whole in the prior years in which they arose and a majority of which had been recorded in a subsequent period prior to 2003. The cumulative effect of the various adjustments on our statement of operations was a $2.0 million reduction in our net earnings over the period from January 1, 1998 through March 31, 2003. We believe that these changes to our previously issued financial statements do not represent a material change in our financial condition or result in a material increase in the amount of our future obligations or our future cash needs. The restatement adjustments had no effect on our previously reported cash balances, had no effect on our cash flows and liquidity and did not result in a violation of our debt covenants for any period. Neither the restatement adjustments nor our revised accounting for operating leases and debt discount amortization will have any effect on our future cash balances, cash expenditures or liquidity. However, our restated statement of cash flows data included herein reflects a reclassification, from inclusion in operating cash flows to inclusion in financing cash flows, of the effect on cash of the increase or decrease each period of the amount of checks drawn in excess of bank balances. Further, we have reclassified our equity in the earnings of an affiliate from non-fuel revenues and to its own caption after income from operations. See the more complete discussion of the effects of the restatement adjustments on Adjusted EBITDA and our debt covenant compliance under the heading "Summary of Restatement Effects on Adjusted EBITDA and Debt Covenant Compliance" within the Liquidity and Capital Resources section of Management's Discussion and Analysis.

AMENDED ITEMS

         We hereby amend the following items, financial statements, exhibits or other portions of our Annual Report on Form 10-K for the year ended December 31, 2002, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Generally, no attempt has been made in this Amendment to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the effects of the restatement. This Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 26, 2003.

         The amended items are as follows:

Item 6. Selected Financial Data

         The selected financial information for the five years ended December 31, 2002 is amended to read in its entirety as set forth at pages 21 through 22.

Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations.

         The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 23 through 43 herein.

Item 8. Financial Statements and Supplementary Data.

         Our consolidated financial statements and supplementary data and the report of independent accountants thereon are amended to read in their entirety as set forth at pages 45 through 92 and 95 herein.

Item 14. Controls and Procedures

         The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 93 through 94.

Item 15. Exhibits, Financial Statement Schedules and Exhibit Index.

         The exhibits, financial statement schedules and reports on Form 8-K information is amended to read in its entirety as set forth at pages 95 through 96 herein. The separate audited financial statements of our significant equity investee required under Rule 3-09 have not been included herein as they are not yet available. We undertake to file those financial statements, as a second amendment to our Form 10-K for the year ended December 31, 2002, as soon as they are available. Also included in the second amendment will be the consent of our independent accountants. The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following exhibits, filed herewith.

31.1         Section 302 Certification of Chief Executive Officer
31.2         Section 302 Certification of Chief Financial Officer
32.1         Section 906 Certification of Chief Executive Officer
32.2         Section 906 Certification of Chief Executive Officer

                                      INDEX

PART I
     Item 1.    Business............................................................   4
     Item 2.    Properties..........................................................  17
     Item 3.    Legal Proceedings...................................................  17
     Item 4.    Submission of Matters to a Vote of Security Holders.................  17

PART II
     Item 5.    Market for Our Common Equity and Related Stockholder Matters........  18
     Item 6.    Selected Financial Data.............................................  21
     Item 7.    Management's Discussion and Analysis................................  23
     Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........  44
     Item 8.    Financial Statements and Supplementary Data.........................  45
     Item 9.    Changes in and Disagreements With Accountants.......................  93

PART III
     Item 10.   Our Directors and Executive Officers................................  93
     Item 11.   Executive Compensation..............................................  93
     Item 12.   Security Ownership of Certain Beneficial Owners and Management......  93
     Item 13.   Certain Relationships and Related Transactions......................  93
     Item 14.   Controls and Procedures.............................................  93

PART IV
     Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K*....  95

SIGNATURES..........................................................................  98

* The financial statements of Simons Petroleum, Inc. for its fiscal year ended June 30, 2002 that are required to be included herein were not yet available as of the time of this filing. As soon as they are available, we will file those statements as a second amendment to our Form 10-K for the year ended December 31, 2002.

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

REFINANCING

         As part of the transactions we completed to consummate our merger with TCA Acquisition Corporation and the related recapitalization, we completed a refinancing of our indebtedness, which refinancing transactions we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190 million of senior subordinated notes due 2009 and borrowed $328.3 million under our amended and restated senior credit facility that consists of a fully-drawn $328 million term loan facility and a $100 million revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were used to:

    - pay for the tender offer and consent solicitation for our 10-1/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

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

OUR TRAVEL CENTERS

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

         As part of the acquisition of the Unocal network, Phase I environmental assessments were conducted at the 97 Unocal network properties purchased by us. Under an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this agreement, Unocal is responsible for all costs incurred for:

    -    remediation of environmental contamination, and

    - otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal also must indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot be certain that Unocal, if additional environmental claims or liabilities were to arise under the agreement, would not dispute our claims for indemnification.

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

         The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisition of the BP network. We must make claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. We cannot be certain that BP, if additional environmental claims or liabilities were to arise under the environmental agreement, would not dispute our claims for indemnification.

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

         Holders. As of December 31, 2003, the outstanding shares of our common stock were held of record by 37 stockholders.

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

         Recent sales of unregistered securities. During 2000, 2001, 2002 and 2003, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof.

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

                           - In 2003, we sold 10,000 shares at $30.26 per share. These shares had been purchased from the estate of a deceased former management stockholder at this same price. The proceeds from these sales were used to fund the related purchase.

                  (3) We consummated an offering of Senior Subordinated Notes due 2009 to "qualified institutional buyers," as defined in Rule 144A under the Securities Act and to non-U.S. persons under Regulation S of the Securities Act. The offering was consummated on November 14, 2000 with the sale of 190,000 units, each unit consisting of one 12-3/4% Senior Subordinated Note due 2009 of TravelCenters of America, Inc. with a principal amount of $1,000, three initial warrants to purchase 0.36469 shares of our common stock and one contingent warrant to purchase 0.36469 shares of our common stock. We filed an exchange offer registration statement on December 21, 2000 with respect to a proposed exchange of the outstanding notes for registered notes having substantially the same terms as the outstanding notes. A second registration statement was filed on December 21, 2000 to register the warrants and the shares of common stock issuable upon exercise of the warrants.

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

                           -    pay for the tender offer and consent
                                solicitation for our 10-1/4% Senior Subordinated Notes due 2007, including related premiums and a prepayment penalty; and

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

         Summary of Equity Compensation Plans. The following table sets forth information about all our equity compensation plans in effect as of December 31, 2003, which consisted solely of the 2001 Stock Incentive Plan, which plan was approved by our stockholders during 2001. All of our equity compensation plans currently in effect have been approved by our stockholders.

                      Equity Compensation Plan Information

                                                                                        (C)
                                                                                     Number of
                                                                                    securities
                                                                                     remaining
                                                 (A)                 (B)           available for
                                              Number of           Weighted-       future issuance
                                          securities to be         average         under equity
                                             issued upon       exercise price      compensation
                                             exercise of       of outstanding    plans (excluding
                                             outstanding          options,          securities
                                          options, warrants       warrants         reflected in
        Plan Category                         and rights         and rights         column (A))
        -------------                     -----------------    --------------    ----------------
Equity compensation
  plans approved by stockholders....            944,881           $   31.75               --
Equity compensation plans
  not approved by stockholders......                 --                  --               --
                                                -------           ---------            -----
Total...............................            944,811           $   31.75               --
                                                =======           =========            =====

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth our selected historical consolidated financial data for each of the last five fiscal years and reflects the restatement adjustments described in the introductory note to this annual report as well as in the footnotes to the consolidated financial statements included elsewhere in this annual report. Such data should also be read in conjunction with "Management's Discussion and Analysis" and our audited consolidated financial statements included elsewhere in this annual report. As discussed in
Note 3 of the accompanying consolidated financial statements, our consolidated financial statements for the years ended December 31, 2000, 2001 and 2002 have been restated. Please read Note 3 of the consolidated financial statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements. We have also provided a schedule below that reconciles the previously reported financial data for 1998 and 1999 to the restated amounts.

                                                                           YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------------
                                                    1998(1)(2)     1999(1)(3)        2000           2001         2002(4)
                                                    (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)     (RESTATED)
                                                    ----------     ----------     ----------     ----------     ----------
                                                      (IN THOUSANDS OF DOLLARS, EXCEPT GALLONAGE AND SITE COUNT AMOUNTS)
INCOME STATEMENT DATA:
     Revenues:
         Fuel................................      $   554,735    $   955,105    $ 1,485,732    $ 1,331,807    $ 1,237,989
         Non-fuel............................          347,356        478,963        554,219        585,314        617,342
         Rent and royalties..................           21,544         20,460         18,822         17,491         15,539
                                                   -----------    -----------    -----------    -----------    -----------
             Total revenues..................          923,635      1,454,528      2,058,773      1,934,612      1,870,870
     Gross profit (excluding depreciation)...          296,486        403,048        447,853        466,859        481,190
     Income from operations(5)...............           20,400         37,964         16,991         39,949         51,937
     Extraordinary loss (net of applicable
       income taxes).........................           (3,905)             -        (13,800)             -              -
     Net income (loss).......................           (8,504)          (653)       (38,673)       (10,054)         1,271

BALANCE SHEET DATA (END OF PERIOD):
     Total assets............................      $   611,244    $   649,636    $   736,301    $   679,940    $   660,767
     Long-term debt (net of unamortized
           discount).........................          390,865        404,369        546,166        547,534        523,934
     Mandatorily redeemable preferred
           stock(6)..........................           69,974         79,739              -              -              -
     Working capital.........................           97,721         35,447         38,093         27,366         19,354
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
          gallons)...........................          973,812      1,370,017      1,384,759      1,369,251      1,349,741
     Capital expenditures, excluding business
          acquisitions.......................      $    65,704    $    87,401    $    68,107    $    54,490    $    42,640
     Cash flows (used in) provided by:
         Operating activities................           44,076         44,648         65,106         30,381         75,574
         Investing activities................         (125,505)      (136,016)       (77,115)       (46,234)       (42,110)
         Financing activities................           98,873         20,208         22,988          6,722        (39,305)
     Adjusted EBITDA(7)......................           69,611        100,712        102,755        105,189        113,561
NUMBER OF SITES (END OF PERIOD):
     Company-operated sites..................              105            118            122            119            122
     Leased sites............................               30             29             26             25             20
     Franchisee-owned sites..................               10             11              9              9             10
                                                   -----------    -----------    -----------    -----------    -----------
         Total network sites.................              145            158            157            153            152
                                                   ===========    ===========    ===========    ===========    ===========

Notes to Selected Financial Data

(1) The following schedule reconciles previously reported net income (loss) for 1998 and 1999 to restated net income (loss) for the same periods and presents a summary of the restatement adjustments applicable to those years that were identified during the restatement and reaudit process of our consolidated financial statements for the years 2000, 2001 and 2002. A description of the restatement adjustments and the impact of the adjustments on the consolidated financial statements for 2000, 2001 and 2002 is presented in Note 3 of the consolidated financial statements.

                                                                                                   YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                            ------------------------
                                                                                               1998           1999
                                                                                            ----------     ---------
                                                                                            (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to net income (loss):
   Net income (loss) - as previously reported..........................................       $(8,082)      $    99
   Straight-line lease rent expense....................................................             -          (559)
   Other matters.......................................................................          (176)       (1,201)
   Tax effects of adjustments..........................................................          (246)        1,008
                                                                                              -------       -------
   Net income (loss) - as restated.....................................................       $(8,504)      $  (653)
                                                                                              =======       =======

(2) Reflects the operating results of 17 sites we acquired from Burns Bros. on December 3, 1998, beginning on the acquisition date.

(3) Reflects the operating results of 16 sites we acquired as part of our acquisition of Travel Ports on June 3, 1999, beginning on the acquisition date.

(4) Beginning in 2002, as a result of adopting a new accounting pronouncement, we ceased amortization of our goodwill and trademark intangible assets.

(5) For the year ended December 31, 2000, income from operations was reduced by $22,004,000 of merger and recapitalization expenses incurred in connection with the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization.

(6) "Mandatorily redeemable preferred stock" was comprised of two series of convertible preferred stock that were redeemed as part of our merger and recapitalization transactions in November 2000.

(7) Adjusted EBITDA, as used here, is based on the definition of "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, (d) transition expense, (e) extraordinary losses and cumulative effects of accounting changes and (f) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a primary component for calculating the two key financial ratio covenants in our debt agreements, the interest coverage ratio and the leverage ratio. See further discussion of our debt covenant compliance and a reconciliation of net income (loss) to Adjusted EBITDA in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis under the heading "Adjusted EBITDA and Debt Covenant Compliance." We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation. See further discussion and disclosure concerning Adjusted EBITDA under the heading "Adjusted EBITDA and Debt Covenant Compliance" in Item 7, Management's Discussion and Analysis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         The Management's Discussion and Analysis set forth in this Item 7 has been revised to reflect the restatement of our consolidated financial statements for the years ended December 31, 2000, 2001 and 2002. In addition, we have updated our disclosure with respect to recently issued accounting standards.

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

         Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the years ended December 31, 2000, 2001 and 2002, the adjustments increased operating expenses by $856,000, $493,000 and $605,000, respectively.

         Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. For the years ended December 31, 2000, 2001 and 2002, the adjustments increased interest expense by $9,000, $106,000 and $137,000, respectively. At December 31, 2002, these adjustments decreased long-term debt by $1,198,000, and increased additional paid-in capital by $1,450,000.

         Equity in earnings of affiliate. We have reclassified the amounts of equity earnings recognized each period from non-fuel revenues to a separate line in the statement of operations after income from operations. The amounts of equity income recognized in the years ended December 31, 2000, 2001 and 2002 were $580,000, $400,000 and $718,000, respectively.

         Other adjustments. In addition, we have made certain other restatement adjustments, including adjustments to the tax provision, that had not been recorded in the years in which they arose and which were determined to be immaterial to our consolidated financial statements taken as a whole in those prior years. These restatement adjustments generally reflect timing errors between years. A majority of these errors had been recorded in the year following the year they arose. Accordingly, the primary effect of these other adjustments was to present the amounts in the proper year or quarter. As of December 31, 2002, the net effect of reflecting these other restatement adjustments in the proper periods was a $513,000 net increase in our accumulated deficit (a net reduction in our total nonredeemable stockholders' equity), which primarily was related to previously unrecorded depreciation expense-related adjustments.

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

                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                          ---------------------------------
                                                                                            2000        2001         2002
                                                                                          --------    --------     --------
                                                                                              (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to income
(loss) before income taxes:

   Straight-line lease rent expense...................................                    $  (856)    $  (493)     $  (605)
   Debt discount amortization depreciation)...........................                         (9)       (106)        (137)
   Other matters......................................................                       (714)       (685)         456
                                                                                          -------     -------      -------
   Net effect of restatement adjustments on income (loss) before income taxes - increase (decrease) in income (loss) before income
    taxes............................................................                     $(1,579)    $(1,284)     $  (286)
                                                                                          =======     =======      =======

Summary of restatement adjustments by caption - increase (decrease) to income
(loss) before income taxes:

   Total revenues................................................                         $(1,272)    $  (403)     $   423
   Total cost of goods sold (excluding depreciation).............                             400           -            -
   Operating expenses............................................                          (1,356)         68       (2,017)
   Selling, general and administrative expenses..................                               -        (404)         255
   Depreciation and amortization expenses expense................                              78        (839)         472
   Equity in earnings of affiliates..............................                             580         400          718
   Interest and other financial costs, net.......................                              (9)       (106)        (137)
                                                                                          -------     -------      -------
   Net effect of restatement adjustments on income (loss) before
     income taxes - increase (decrease) in income (loss).........                         $(1,579)    $(1,284)     $  (286)
                                                                                          =======     =======      =======

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

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the lessor entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date. In December 2003, the FASB issued a revised FASB Interpretation No. (FIN) 46R "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity.

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the years ended December 31, 2000, 2001, and 2002, our revenues and gross profit were composed as follows:

                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                              ---------------------------------
                                                                 2000        2001        2002
                                                              (RESTATED)  (RESTATED)  (RESTATED)
                                                              ----------  ----------  ----------
Revenues:
   Fuel....................................................      72.2%       68.8%       66.2%
   Non-fuel................................................      26.9%       30.3%       33.0%
   Rent and royalties......................................       0.9%        0.9%        0.8%
                                                               ------      ------      ------
         Total revenues....................................     100.0%      100.0%      100.0%
                                                               ======      ======      ======
Gross profit (excluding depreciation):
   Fuel....................................................      23.1%       22.1%       21.1%
   Non-fuel................................................      72.7%       74.2%       75.7%
   Rent and royalties......................................       4.2%        3.7%        3.2%
                                                               ------      ------      ------
         Total gross profit (excluding depreciation).......     100.0%      100.0%      100.0%
                                                               ======      ======      ======

COMPOSITION OF OUR NETWORK

         Since December 31, 1999, the changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 1999 through December 31, 2002:

                                                   COMPANY-                  FRANCHISEE-
                                                   OPERATED      LEASED         OWNED         TOTAL
                                                    SITES         SITES         SITES         SITES
                                                   --------      ------      -----------      -----
Number of sites at December 31, 1999(1)              118            29            11           158

2000 Activity:
   New sites...........................                2             -             -             2
   Sales of sites......................               (2)            -             -            (2)
   Conversion of franchisee-owned site
     to company-operated site..........                1             -            (1)            -
   Conversions of leased sites to
       company-operated sites..........                3            (3)            -             -
   Termination of franchisee-owned site                -             -            (1)           (1)
                                                    ----          ----          ----          ----
Number of sites at December 31, 2000(1)              122            26             9           157

2001 Activity:
   Sales of sites......................               (3)           (1)            -            (4)
                                                    ----          ----          ----          ----
Number of sites at December 31, 2001...              119            25             9           153
                                                    ----          ----          ----          ----

2002 Activity:
   New sites...........................                1             -             1             2
   Sales of sites......................               (3)            -             -            (3)
   Conversions of leased sites to
     company-operated sites............                5            (5)            -             -
                                                    ----          ----          ----          ----
Number of sites at December 31, 2002...              122            20            10           152
                                                    ====          ====          ====          ====

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Revenues. Our consolidated revenues for the year ended December 31, 2002 were $1,870.9 million, which represents a decrease from the year ended December 31, 2001 of $63.7 million, or 3.3%, that is primarily attributable to a decrease in fuel revenue.

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

         Non-fuel revenues for the year ended December 31, 2002 of $617.3 million reflected an increase of $32.0 million, or 5.5% from the same period in 2001. The increase was primarily attributable to an increase in non-fuel sales on a same-site basis of 3.9% for the year ended December 31, 2002 versus the same period in 2001. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers. The increase was also attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network during 2001 and 2002.

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

         Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2002 was $481.2 million, compared to $466.9 million for the same period in 2001, an increase of $14.3 million, or 3.1%. The increase in our gross profit was primarily due to increased margin resulting from the increased level of non-fuel sales, partially offset by the decline in rent and royalty revenues and a decline in fuel margin that resulted from decreased diesel fuel sales volumes and a 2.6% decrease in fuel margin per gallon.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $6.6 million, or 2.0%, to $332.2 million for the year ended December 31, 2002 compared to $325.7 million for the same period in 2001. This increase was attributable to a $4.4 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2001 or 2002, and a 0.6% increase in operating expenses on a same-site basis. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2002 were 53.1%, compared to 54.8% for the same period in 2001, reflecting reduced utility costs and the results of our cost-control measures at our sites.

         Our selling, general and administrative expenses for the year ended December 31, 2002 were $37.8 million, which reflected a decrease of $0.9 million, or 2.2% from the same period in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2002 was $60.3 million, compared to $64.3 million for the same period in 2001. This decrease of $4.0 million, or 6.3%, was attributable to a $1.8 million decrease in amortization of intangible assets, a $1.0 million decrease in the amount of impairment charges recognized in 2002 as compared to 2001 and the change we made in depreciable lives of certain assets effective April 1, 2001. During the year ended December 31, 2002 we recognized impairment charges aggregating $1.5 million with respect to certain of the sites we were holding for sale as a result of reductions in the estimated sales proceeds of certain of those sites. During 2002, we sold four of the facilities that we were holding for sale as of December 31, 2001. On January 3, 2003, we sold the one remaining site held for sale that had been impaired. The other three sites we had been holding for sale were not sold within the one-year period required by FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and so will no longer be accounted for as assets to be disposed of but as assets held for use. In the fourth quarter of 2002, we recognized a charge to depreciation expense of $0.2 million for the depreciation expense related to these unsold sites that had not been recognized during 2002 when these sites were being accounted for as held for sale.

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

         Income from Operations. We generated income from operations of $51.9 million for the year ended December 31, 2002, compared to income from operations of $39.9 million for the same period in 2001. This increase of $12.0 million, or 30.0%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses. The net decrease in depreciation and amortization expense and in gains on sales of property and equipment also contributed to the increase in operating income.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the year ended December 31, 2002 decreased by $6.5 million, or 11.2%, compared to 2001. This decrease resulted from the decline in interest rates during 2001 and 2002 as well as from the decrease in our indebtedness.

         Income Taxes. Our effective income tax benefit rates for the years ended December 31, 2002 and 2001 were 3.2% and 42.8%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the effect of certain tax credits. The change between years in the effective tax rate was primarily the result of the swing from a taxable loss incurred in 2001 as compared to a relatively low level of pre-tax income earned in 2002, as well as an adjustment in 2002 of estimated prior year tax liabilities. As a result of the relatively low level of pre-tax earnings in 2002, permanent differences had a larger effect on the effective rate in 2002 than in 2001. We have not recognized a valuation allowance for our net deferred tax assets, as we believe we are more likely than not to realize those assets. We need to generate $58.0 million of future taxable income to fully realize our net deferred tax assets. Our existing level of pretax earnings for financial reporting purposes, as represented by our 2002 results, would not be sufficient to generate that amount of future taxable income. However, we believe we will generate sufficient future taxable income to realize our net deferred tax assets for the reasons, and based on the estimates, described below. Different assumptions as to our future expected taxable income could lead to revisions in the estimated amount of valuation allowance required to be recognized against our deferred tax assets.

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

                                                            YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------
                                                      2000           2001            2002
                                                   ---------       ---------      ---------
                                                           (IN MILLIONS OF DOLLARS)
Pretax earnings (loss) for financial
  reporting purposes..........................     $   (50.5)      $   (17.6)     $     1.2
State income tax expense......................          (0.8)           (1.6)          (1.2)
Accelerated tax depreciation..................          (7.9)          (11.4)          (0.9)
Benefit of tax credits........................           0.8             0.9            0.6
Non-deductible expenses.......................          11.9             1.6            0.5
Temporary differences, net....................          (3.0)           (6.9)           4.2
                                                   ---------       ---------      ---------
Federal taxable income (loss).................     $   (49.5)      $   (35.0)     $     4.4
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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Our consolidated revenues for the year ended December 31, 2001 were $1,934.6 million, which represents a decrease from the year ended December 31, 2000 of $124.2 million, or 6.0%. This decrease was primarily the result of a decrease in our fuel revenue, largely due to decreased fuel commodity prices. Our level of sales during the first eight months of 2001 was adversely affected by the worsening United States economy that began to weaken during 2000. The September 11, 2001 terrorist attacks on the United States disrupted the financial markets and consumer confidence, further exacerbating the adverse effect of the economic slowdown on our sales levels.

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

         Non-fuel revenues for the year ended December 31, 2001 of $585.3 million reflected an increase of $31.1 million, or 5.6%, from the year ended December 31, 2000. The increase was attributable to both same-site sales increases and the increased sales at the company-operated sites added to our network in 2000 and 2001. On a same-site basis, non-fuel revenue increased 3.4% for the year ended December 31, 2001 versus the same period in 2000. We believe the same-site increase reflected increased customer traffic resulting, in part, from both the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers, and our more competitive fuel prices, partially offset by the weakening of the United States economy throughout 2001.

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

         Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2001 was $466.9 million, compared to $447.9 million for the same period in 2000, an increase of $19.0 million, or 4.2%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volume that were partially offset by a decrease in diesel fuel volume, a reduced level of diesel fuel and gasoline margins per gallon and decreased rent and royalty revenue.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $15.8 million, or 5.1%, to $325.7 million for the year ended December 31, 2001 compared to $309.8 million for the year ended December 31, 2000. This increase reflected both increased non-fuel sales volume and a $2.8 million increase in utility expenses that resulted from significantly higher electricity prices and relatively colder weather in early 2001 as compared to 2000. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2001 were 54.0%, compared to 54.1% for the same period in 2000, reflecting the increased utility costs, partially offset by the results of our cost-cutting measures at our sites.

         Our selling, general and administrative expenses for the year ended December 31, 2001 were $38.7 million, as compared to $38.2 million for the year ended December 31, 2000. This increase of $0.5 million, or 1.4%, was attributable to increased salary expense that was partially offset by decreases in travel costs, professional fees and other costs.

         Transition Expenses. Transition expenses were the costs incurred in combining the Unocal, BP, Burns Bros. and Travel Ports networks. As the integration of sites from our acquisitions was completed during 2000, we did not incur transition expenses in 2001.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2001 was $64.3 million, compared to $62.7 million for the year ended December 31, 2000. The increase of $1.7 million, or 2.6%, in depreciation and amortization expense was attributable to a larger base of depreciable assets due to our capital expenditures during 2000 and 2001, $2.5 million of impairment charges we recognized during 2001 with respect to sites we are holding for sale, and partially offset by reduced depreciation expense resulting from a change in the estimated useful lives of certain types of our assets that extended the estimated lives by five years. This change, which was effective as of April 1, 2001, decreased depreciation expense for the year ended December 31, 2001 by approximately $8.5 million from what it would have been.

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

         Income from Operations. We generated income from operations of $39.9 million for the year ended December 31, 2001, compared to income from operations of $17.0 million for the same period in 2000. The most significant reason for this increase of $23.0 million, or 135.1%, was the lack of merger and recapitalization expenses in 2001 as compared to $22.0 million of such expenses in 2000. The increase in income from operations was also attributable to the variations in gross profit and expenses described above, as well as a $0.3 million increase in gain on sales of property and equipment and our recognizing no stock compensation expense or benefit in 2001 as compared to a $1.4 million benefit for stock compensation in 2000.

         Interest and Other Financial Costs -- Net. Interest and other financial costs, net, for the year ended December 31, 2001 increased by $10.8 million, or 22.8%, compared to the year ended December 31, 2000. This increase resulted from the increased debt levels associated with the refinancing we completed in November 2000 as part of our merger and recapitalization transactions. In addition, we recognized an increase in amortization of debt discount and of deferred financing costs as a result of the debt discount and deferred financing costs incurred as part of our refinancing in November 2000. These increases were partially offset by reduced interest rates on our term loan and revolving credit agreement borrowings as a result of the decline in market interest rates.

         Income Taxes. Our effective income tax benefit rates for the years ended December 31, 2001 and 2000 were 42.8% and 15.9%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the effect of certain tax credits. The change between years in the effective tax rate was primarily the result of recognizing the differences between the estimated and actual amounts of non-deductible merger and recapitalization expenses incurred in 2000 and a decrease in the amount of nondeductible expenses incurred in 2001 as compared to 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase during 2003 from levels that existed during 2002, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the possibility of war in Iraq and by the labor unrest within the Venezuelan petroleum industry. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.2 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout 2002 and as of December 31, 2002, on a restated basis, and we expect to remain in compliance with all of our debt covenants throughout 2003. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

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

         The amounts we have invested for capital improvements have declined each year from 2000 to 2002. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy throughout 2000, 2001 and 2002. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. Since 1997, we have invested approximately $407 million to maintain, re-image, rebrand, upgrade and expand our network. We also invested $115 million to acquire the travel center networks of Burns Bros. and Travel Ports during that period. We now are positioned to spend only approximately $15 million to $20 million annually for sustaining capital projects and then to discriminately choose the growth-related projects that will compose the remainder of our annual capital expenditure plans. These growth-related projects include expenditures to construct and/or acquire additional sites, re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs at existing sites, and purchase, install and upgrade our information systems. The expected level of capital expenditures, including business acquisitions but net of proceeds from asset sales, for 2003 is approximately $48 million. Given our forecasted level of cash flows from operations for 2003 and our planned level of capital expenditures, we expect that during 2003 we will make our scheduled debt payments of $3.5 million, make a mandatory term loan prepayment of $11.3 million and will also repay an additional amount of outstanding borrowings under our term loan and revolving credit facilities, barring a further decline in the U.S. economy and/or an extended conflict in the Middle East or some other factor that leads to significantly increased petroleum product prices.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $75.6 million in 2002, $30.4 million in 2001 and $65.1 million in 2000. The $45.2 million increase in cash provided by operations in 2002 as compared to 2001 primarily resulted from a $12.0 million increase in operating income, a $6.5 million decrease in interest and other financial costs and a $24.2 million increase in cash from working capital. In 2002, we generated $12.0 million of cash from working capital while in 2001 we invested $12.2 million of cash in working capital. The $34.7 million decrease in cash provided by operating activities in 2001 as compared to 2000 was primarily attributable to two factors: interest expense increased by $10.7 million and cash from working capital decreased by $27.9 million. In 2001, we invested $12.2 million in working capital while in 2000 we generated $15.6 million of cash from working capital.

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

         We used $39.3 million of cash in financing activities during 2002, primarily to reduce our debt. We made net repayments of outstanding borrowings under our revolving credit facility of $21.5 million and made scheduled debt payments of $3.4 million. We also reduced the amount of our outstanding checks in excess of funds on deposit by $14.1 million. For the year ended December 31, 2001, cash flows provided by financing activities were $6.7 million, resulting from an increase in the amount of our outstanding checks in excess of funds on deposit. During 2001, we made net borrowings of $3.6 million under our revolving credit facility, paid $3.3 million of costs of our merger and recapitalization transactions of November 2000, and had net payments of $0.3 million for other financing activities. Net cash flows provided by financing activities were $23.0 million in 2000. During 2000, we had net borrowings under our revolving credit facilities of $25.3 million. We also completed the 2000 Refinancing in connection with our merger and recapitalization transactions, which included proceeds from new debt borrowings of $511.0 million, proceeds from the issuances of stock of $208.7 million, repurchases of equity securities of $263.2 million, repayments of indebtedness of $423.6 million and payment of various related fees, expenses and prepayment penalties of $67.1 million. We also made $1.8 million of scheduled debt payments during 2000 and increased the amount of our outstanding checks in excess of funds on deposit by $0.8 million.

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

YEAR ENDED                      PRINCIPAL
DECEMBER 31,                   REPAYMENTS
------------                   ----------
2003....................    $    14,508,071
2004....................          3,165,428
2005....................          3,165,428
2006....................          3,165,428
2007....................         77,552,984
2008....................        223,162,661
                            ---------------
Total...................    $   324,720,000
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

ADJUSTED EBITDA AND DEBT COVENANT COMPLIANCE

Adjusted EBITDA, as used here, is based on the definition of "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes,
(b) interest expense, net, (c) depreciation, amortization and other noncash charges, (d) transition expense, (e) extraordinary losses and cumulative effects of accounting changes and (f) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a primary component for calculating the financial ratio covenants in our debt agreements. We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. The bonus amounts paid for prior years were not affected as a result of the matters to which our restatement adjustments are related, as described earlier in this report. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation.

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

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2000          2001            2002
                                                                                (RESTATED)     (RESTATED)      (RESTATED)
                                                                                ----------    -----------     -----------
                                                                                 (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net income (loss)......................................................         $  (38,673)   $   (10,054)    $     1,271
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
   Cumulative effect of a change in accounting
      principle, net of related taxes..................................                  -              -               -
   Extraordinary loss, net of related taxes............................             13,800              -               -
   Provision (benefit) for income taxes................................             (4,708)        (7,521)            (39)
   Interest and other financial costs, net.............................             47,152         57,924          51,423
   Depreciation and amortization expense...............................             62,690         64,347          60,301
   Other non-cash charges (credits), net...............................               (506)           493             605
   Transition expense..................................................                996             -               -
   Merger and recapitalization expenses................................             22,004             -               -
                                                                                ----------    -----------     -----------
Adjusted EBITDA........................................................         $  102,755    $   105,189     $   113,561
                                                                                ==========    ===========     ===========

Interest expense coverage ratio:
   Actual ratio at period end..........................................               2.26x          1.94x           2.42x
   Required ratio at period end(1).....................................                  -           1.60x           1.80x
   Minimum amount of Adjusted EBITDA to meet required ratio............                  -    $    86,537     $    84,625

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                   2000          2001            2002
                                                                                (RESTATED)     (RESTATED)      (RESTATED)
                                                                                ----------    -----------     -----------
                                                                                 (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)

Leverage ratio:
   Actual ratio at period end..........................................               5.07x          5.09x           4.55x
   Required ratio at period end(1).....................................                  -           5.25x           4.65x
   Minimum amount of Adjusted EBITDA to meet required ratio............                  -    $   101,884     $   111,192

         (1) The Senior Credit Facility included no financial ratio covenant requirements for the year ended December 31, 2000.

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

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In December 2003, the FASB issued revised FIN 46R "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants.

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

    - During 2002, for the seven sites that were leased for the full year and the one site that opened in July during the year, we recognized lease rent expense under this master lease program of $5.6 million. Excluding this rent expense, these eight sites generated income of $10.0 million for the year ended December 31, 2002.

    - The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $5.1 million and $4.2 million, respectively, for the year ended December 31, 2002.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                                PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                 TOTAL            2003        2004-2005       2006-2007       THEREAFTER
-----------------------               ---------       ---------      ---------       ---------       ----------
                                                               (IN MILLIONS OF DOLLARS)
Long-term debt(1)...................  $   541.4       $    14.7      $     6.7       $   103.5       $   416.5
Operating leases(2).................      195.7            17.3           35.2            67.6            75.6
Other long-term liabilities(3)......        3.7               -            2.0             0.6             1.1
                                      ---------       ------------------------       ---------       ---------
Total contractual cash obligations..  $   740.8       $    32.0      $    43.9       $   171.7       $   493.2
                                      =========       =========      =========       =========       =========

         (1) Excludes interest.

         (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term and we would make a residual value guarantee payment of $44.1 million.

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

ENVIRONMENTAL MATTERS

         We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2002, we had a reserve of $3.7 million for unindemnified environmental matters for which we are responsible and a receivable for estimated recoveries of these estimated future expenditures of $0.8 million. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $2.0 million in 2003; $0.9 million in 2004; $0.5 million in 2005; $0.1 million in 2006; $0.1 million in 2007 and $0.1 million thereafter. Under the environmental agreements entered into as part of the acquisition of the Unocal and BP networks, Unocal and BP are required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. In addition, we have obtained insurance of up to $25.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity. For further discussion of environmental matters, see the "Business - Regulation" section of this annual report and the footnotes to the audited consolidated financial statements included elsewhere in this annual report.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000).

         In December 2003, the FASB issued revised FIN 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

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

         In May 2002, the FASB issued FAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to FAS 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. FAS 145 eliminates FAS 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30. FAS 145 also rescinded FAS 64, which was an amendment to FAS 4. FAS 145 amends FAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of the applicable provisions of FAS 145 did not have an effect on our financial statements, however, it will lead to the reclassification in 2003 of extraordinary items related to the extinguishment of debt recorded in 2000.

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

         The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                                                     DECEMBER 31, 2002
                                              -----------------------------------------------------------
                                                      FIXED RATE                      VARIABLE RATE
                                                     INDEBTEDNESS                     INDEBTEDNESS
                                              ----------------------------    ---------------------------
                                               PRINCIPAL       WEIGHTED        PRINCIPAL      WEIGHTED
                                                PAYMENT         AVERAGE         PAYMENT        AVERAGE
                                                AMOUNT       INTEREST RATE      AMOUNT      INTEREST RATE
                                              ----------     -------------    ---------     -------------
                                                                  (DOLLARS IN THOUSANDS)
Year Ended December 31:
     2003...................................  $       180       12.58%        $     3,194       4.66%
     2004...................................          189       12.59%              3,165       4.66%
     2005...................................          198       12.60%              3,165       4.66%
     2006...................................          209       12.60%             36,879       4.66%
     2007...................................          219       12.61%             77,553       4.66%
Thereafter..................................      193,289       12.23%            223,164       4.66%
                                              -----------                     -----------
Total.......................................  $   194,284       12.51%        $   347,120       4.66%
                                              ===========                     ===========
Fair value..................................  $   204,271                     $   347,120
                                              ===========                     ===========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:                                           PAGE
                                                                                                             ----
   Financial Statements:
       Report of Independent Accountants.................................................................     46
       Consolidated Balance Sheet at December 31, 2001 and 2002..........................................     47
       Consolidated Statement of Operations and Comprehensive Income for each of the three years in the
         period ended December 31, 2002..................................................................     48
       Consolidated Statement of Cash Flows for each of the three years in the period ended December
         31, 2002........................................................................................     49
       Consolidated Statement of Nonredeemable Stockholders' Equity for each of the three years in
         the period ended December 31, 2002..............................................................     50
       Notes to the Consolidated Financial Statements....................................................     51
   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts............................................................     95

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

As described in Note 4, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

As described in Note 3, the Company has restated the consolidated financial statements for the years ended December 31, 2000, 2001 and 2002.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 7, 2003
(except for matters disclosed under the heading "Restatement" in Note 3 as to which the date is August 14, 2003)

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                    DECEMBER 31,
                                                                                             -------------------------
                                                                                                2001            2002
                                                                                             (RESTATED)      (RESTATED)
                                                                                             ---------       ---------
                                                                                             (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash...........................................................................           $  19,888       $  14,047
   Accounts receivable (less allowance for doubtful accounts of $2,060 for 2001
      and $2,025 for 2002)........................................................              44,856          44,295
   Inventories....................................................................              57,419          61,937
   Deferred income taxes..........................................................               4,347           4,222
   Other current assets...........................................................               8,389           8,164
                                                                                             ---------       ---------
        Total current assets......................................................             134,899         132,665
Property and equipment, net.......................................................             459,200         444,197
Intangible assets, net............................................................              19,343          23,585
Deferred financing costs, net.....................................................              30,202          27,452
Deferred income taxes.............................................................              21,738          17,781
Other noncurrent assets...........................................................              14,558          15,087
                                                                                             ---------       ---------
        Total assets..............................................................           $ 679,940       $ 660,767
                                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...........................................           $   3,409       $   3,460
   Accounts payable...............................................................              60,429          58,512
   Other accrued liabilities......................................................              43,695          51,339
                                                                                             ---------       ---------
        Total current liabilities.................................................             107,533         113,311
Commitments and contingencies                                                                        -               -
Long-term debt (net of unamortized discount)......................................             547,534         523,934
Deferred income taxes.............................................................               2,509           2,107
Other noncurrent liabilities......................................................              10,465           6,209
                                                                                             ---------       ---------
                                                                                               668,041         645,561

Redeemable equity.................................................................                 565             681
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity......................             215,373         217,293
   Accumulated deficit (Note 17)..................................................            (204,039)       (202,768)
                                                                                             ---------       ---------
      Total nonredeemable stockholders' equity....................................              11,334          14,525
                                                                                             ---------       ---------
      Total liabilities, redeemable equity and nonredeemable stockholders' equity            $ 679,940       $ 660,767
                                                                                             =========       =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                2000          2001           2002
                                                                             (RESTATED)     (RESTATED)     (RESTATED)
                                                                            -----------    -----------    -----------
                                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel....................................................                 $ 1,485,732    $ 1,331,807    $ 1,237,989
   Non-fuel................................................                     554,219        585,314        617,342
   Rent and royalties......................................                      18,822         17,491         15,539
                                                                            -----------    -----------    -----------
       Total revenues......................................                   2,058,773      1,934,612      1,870,870
Cost of goods sold (excluding depreciation):
   Fuel....................................................                   1,382,224      1,228,544      1,136,368
   Non-fuel................................................                     228,696        239,209        253,312
                                                                            -----------    -----------    -----------
       Total cost of goods sold (excluding depreciation)...                   1,610,920      1,467,753      1,389,680
                                                                            -----------    -----------    -----------

Gross profit (excluding depreciation)......................                     447,853        466,859        481,190

Operating expenses.........................................                     309,836        325,668        332,223
Selling, general and administrative expenses...............                      38,160         38,683         37,818
Transition expense.........................................                         996              -              -
Merger and recapitalization expenses.......................                      22,004              -              -
Depreciation and amortization expense......................                      62,690         64,347         60,301
(Gain) on sales of property and equipment..................                      (1,462)        (1,788)        (1,089)
Stock compensation expense (benefit).......................                      (1,362)             -              -
                                                                            -----------    -----------    -----------

   Income from operations..................................                      16,991         39,949         51,937

Equity in earnings of affiliate............................                         580            400            718
Interest and other financial costs, net....................                     (47,152)       (57,924)       (51,423)
                                                                            -----------    -----------    -----------

Income (loss) before income taxes and extraordinary item...                     (29,581)       (17,575)         1,232
Provision (benefit) for income taxes.......................                      (4,708)        (7,521)           (39)
                                                                            -----------    -----------    -----------
Income (loss) before extraordinary item....................                     (24,873)       (10,054)         1,271
Extraordinary loss, less income tax benefits of $7,110.....                     (13,800)             -              -
                                                                            -----------    -----------    -----------

          Net income (loss)................................                     (38,673)       (10,054)         1,271

Less: preferred dividend accretion.........................                      (8,255)             -              -
                                                                            -----------    -----------    -----------
Income (loss) available to common stockholders.............                 $   (46,928)   $   (10,054)   $     1,271
                                                                            ===========    ===========    ===========

 Other comprehensive income (expense), net of tax (Note 7):
     Net income (loss).....................................                 $   (38,673)   $   (10,054)   $     1,271
     Change of accounting principle........................                           -           (343)             -
     Unrealized (loss) gain on derivative instruments......                           -         (1,577)         1,920
                                                                            -----------    -----------    -----------
          Comprehensive income (loss)......................                 $   (38,673)   $   (11,974)   $     3,191
                                                                            ===========    ===========    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2000         2001        2002
                                                                                (RESTATED)   (RESTATED)   (RESTATED)
                                                                                ----------   ----------   ----------
                                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).................................................           $ (38,673)   $ (10,054)   $   1,271
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Extraordinary loss, less income tax benefits...................              13,800            -            -
      Merger and recapitalization expenses...........................              22,004            -            -
      Depreciation and amortization..................................              62,690       64,347       60,301
      Amortization of deferred financing costs.......................               1,457        2,620        3,050
      Deferred income tax provision..................................              (7,897)      (9,084)       2,690
      Provision for doubtful accounts................................               1,560            -        1,100
      Provision (benefit) for stock compensation.....................              (1,362)           -            -
      (Gain) on sales of property and equipment......................              (1,462)      (1,788)      (1,089)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable..........................................             (23,066)      34,444       (2,194)
        Inventories..................................................              (1,148)       4,353       (3,819)
        Other current assets.........................................               1,790        4,103         (282)
        Accounts payable and other accrued liabilities...............              38,067      (55,149)      18,282
      Other, net.....................................................              (2,654)      (3,411)      (3,736)
                                                                                ---------    ---------    ---------

      Net cash provided by operating activities......................              65,106       30,381       75,574
                                                                                ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions.............................................              (9,675)           -       (4,243)
   Proceeds from sales of property and equipment.....................                 667        8,256        4,773
   Capital expenditures..............................................             (68,107)     (54,490)     (42,640)
                                                                                ---------    ---------    ---------

      Net cash used in investing activities..........................             (77,115)     (46,234)     (42,110)
                                                                                ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances....                 846        6,725      (14,062)
   Revolving loan borrowings (repayments), net.......................              25,300        3,600      (21,500)
   Long-term debt borrowings.........................................             510,962            -            -
   Long-term debt repayments.........................................            (388,685)        (165)      (3,409)
   Proceeds from issuance of stock...................................             208,717           38          116
   Repurchase of equity securities...................................            (267,055)           -            -
   Debt issuance costs...............................................             (32,932)        (160)        (300)
   Stock issuance costs..............................................              (3,015)           -            -
   Premiums paid on debt extinguishment..............................             (12,778)        (899)           -
   Merger and recapitalization expenses paid.........................             (18,253)      (2,417)        (150)
   Other.............................................................                (119)           -
                                                                                ---------    ---------    ---------
      Net cash provided by (used in) financing activities............              22,988        6,722      (39,305)
                                                                                ---------    ---------    ---------

        Net increase (decrease) in cash..............................              10,979       (9,131)      (5,841)

Cash at the beginning of the year....................................              18,040       29,019       19,888
                                                                                ---------    ---------    ---------

Cash at the end of the year..........................................           $  29,019    $  19,888    $  14,047
                                                                                =========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   2000        2001          2002
                                                                                (RESTATED)  (RESTATED)    (RESTATED)
                                                                                ----------  ----------    ----------
                                                                                      (IN THOUSANDS OF DOLLARS)
PREFERRED STOCK:
   Balance at beginning of year....................................             $      38   $        -    $       -
      Leveraged recapitalization equity security redemptions.......                   (38)           -            -
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $       -   $        -    $       -
                                                                                =========   ==========    =========

COMMON STOCK:
   Balance at beginning of year....................................             $      17   $        3    $       3
          Stock option exercises...................................                     1            -            -
          Classify management shares as redeemable equity..........                    (1)           -            -
          Leveraged recapitalization equity security redemptions...                   (14)           -            -
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $       3   $        3    $       3
                                                                                =========   ==========    =========

TREASURY STOCK:
   Balance at beginning of year....................................             $  (9,058)  $        -    $       -
          Purchases of treasury stock..............................                (1,894)           -            -
          Cancel treasury shares...................................                10,952            -            -
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $       -   $        -    $       -
                                                                                =========   ==========    =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year....................................             $  61,122    $ 217,290    $ 217,290
          Issuance of common stock.................................               205,038            -            -
          Stock option exercises...................................                 4,521            -            -
          Issuance of stock warrants...............................                 8,050            -            -
          Stock issuance costs.....................................                (3,015)           -            -
          Classify management shares as redeemable equity..........                  (526)           -            -
          Leveraged recapitalization equity security redemptions...               (57,900)           -            -
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $ 217,290    $ 217,290    $ 217,290
                                                                                =========   ==========    =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of year....................................             $       -   $        -    $  (1,920)
          Change in accounting principle, net of tax...............                     -         (343)           -
          Change in fair value of interest rate swap agreement,
             net of tax............................................                     -       (1,577)       1,920
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $       -   $   (1,920)   $       -
                                                                                =========   ==========    =========

ACCUMULATED DEFICIT:
   Balance at beginning of year....................................             $ (26,044)   $(193,985)   $(204,039)
          Net income (loss)........................................               (38,673)     (10,054)       1,271
          Accretion of preferred stock dividends...................                (8,255)           -            -
          Leveraged recapitalization equity security redemptions...              (121,013)           -            -
                                                                                ---------   ----------    ---------
   Balance at end of year..........................................             $(193,985)   $(204,039)   $(202,768)
                                                                                =========   ==========    =========

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

         We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards
(FAS) No. 13, "Accounting for Leases." We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date (see Note
4).

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

         For those travel centers that we own but lease to a franchisee, rent revenue is recognized based on the rent payment due for each period. These leases specify rent increases each year based on inflation rates for the respective periods or capital improvements we make at the site. As the rent increases related to these factors are contingent upon future events, the related rent revenue is not recognized until it becomes accruable.

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

Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Buildings and site improvements.................   15-20 years
Pumps and underground storage tanks.............    5-10 years
Machinery and equipment.........................    3-15 years
Furniture and fixtures..........................    5-10 years

         Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations.

Intangible Assets

         Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141, "Business Combinations." FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Until December 31, 2001 goodwill and intangible assets with indefinite lives were amortized. Effective January 1, 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Accordingly, effective January 1, 2002, we stopped amortizing our goodwill and our trademarks, which have indefinite lives. All of our intangible assets with indefinite lives are subject to the impairment tests required by FAS 142, which include an annual test completed as of January 1 of each year and tests throughout the year if circumstances indicate that the intangible assets may be impaired (see Note 11).

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

Classification of Costs and Expenses

         Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Operating expenses principally represent costs incurred in operating our sites, consisting primarily of labor, maintenance, supplies, utilities and occupancy costs. Transition expenses represent the nonrecurring costs we incurred in integrating the BP network, the Unocal network, the Burns Bros. network and the Travel Ports network into a single network under one management, including severance and relocation expenses, costs to convert acquired sites, costs to dispose of leased sites, convert leased sites to company-operated sites and terminate franchise agreements, and related travel and training expenses. See Note 6 for a discussion of the Combination Plan under which the majority of these costs have been incurred. Merger and recapitalization expenses represent the

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         nonrecurring costs incurred in completing a recapitalization and a merger with TCA Acquisition Corporation. These costs principally consist of legal, accounting, investment banker and other consultants' fees as well as bonus payments to certain members of our management. See Note 5 for a discussion of the merger and recapitalization transactions. Costs of advertising are expensed as incurred.

Operating Lease Expense

         Generally, rental on operating leases is charged to expense over the lease term as it becomes payable. Certain operating leases specify scheduled rent increases over the lease term. The effects of those scheduled rent increases, which are included in minimum lease payments, are recognized in rent expense over the lease term on a straight-line basis.

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

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------------
                                                                                   2000            2001            2002
                                                                                (RESTATED)      (RESTATED)      (RESTATED)
                                                                                ----------      ----------      ----------
                                                                                        (IN THOUSANDS OF DOLLARS)
Net income (loss), as reported.......................................           $  (38,673)     $  (10,054)     $    1,271
Add back - Stock-based employee compensation expense (benefit), net of related tax effects, included in net income (loss) as
    reported.........................................................                  899               -              -
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related
    tax effects......................................................                 (899)           (637)           (703)
                                                                                ----------      ----------      ----------
Pro forma net income (loss)..........................................           $  (38,673)     $  (10,691)     $      568
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

Environmental Remediation

         We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by Unocal and BP, at Unocal's and BP's sole expense (see Note 21). In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amount estimated to be expended within the subsequent year reported as a current liability within the other accrued liabilities balance.

Defined Contribution Plan

         We sponsor a 401(k) defined contribution plan to provide eligible employees with additional income upon retirement. Our contributions to the plans are based on employee contributions and compensation and are recognized in operating expenses in the period incurred.

Asset Retirement Obligations

         As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted.

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

Derivative Instruments

                  We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We use derivatives to manage risk arising from changes in interest rates. Our objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in interest rates. (See Note 22.)

Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which estimation is practicable:

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

3.       RESTATEMENT

         The accompanying balance sheets as of December 31, 2001 and 2002, and the accompanying statements of operations and comprehensive income, of cash flows and of nonredeemable stockholders' equity for the years ended December 31, 2000, 2001 and 2002 have been restated. The adjustments related to the following:

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

         Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the years ended December 31, 2000, 2001 and 2002, the adjustments increased operating expenses by $856,000, $493,000 and $605,000, respectively.

         Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. For the years ended December 31, 2000, 2001 and 2002, the adjustments increased interest expense by $9,000, $106,000 and $137,000, respectively. At December 31, 2002, these adjustments decreased long-term debt by $1,198,000, and increased additional paid-in capital by $1,450,000.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Equity in earnings of affiliate. We have reclassified the amounts of equity earnings recognized each period from non-fuel revenues to a separate line in the statement of operations after income from operations. The amounts of equity income recognized in the years ended December 31, 2000, 2001 and 2002 were $580,000, $400,000 and $718,000, respectively.

         Other adjustments. In addition, we have made certain other restatement adjustments, including adjustments to the tax provision, that had not been recorded in the years in which they arose and which were determined to be immaterial to our consolidated financial statements taken as a whole in those prior years. These restatement adjustments generally reflect timing errors between years and a majority of which had been recorded in the year following the year they arose. Accordingly, the primary effect of these other adjustments was to present the amounts in the proper year or quarter. As of December 31, 2002, the net effect of reflecting these other restatement adjustments in the proper periods was a $513,000 net increase in our accumulated deficit (a net reduction in our total nonredeemable stockholders' equity), which primarily was related to previously unrecorded depreciation expense-related adjustments.

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

                                                                                                  YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                        ------------------------------
                                                                                          2000       2001      2002
                                                                                        ------------------------------
                                                                                           (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to income
(loss) before income taxes:

   Straight-line lease rent expense.............................................        $  (856)   $  (493)   $  (605)
   Debt discount amortization
   depreciation)................................................................             (9)      (106)      (137)
   Other matters................................................................           (714)      (685)       456
                                                                                        -------    -------    -------
   Net effect of restatement adjustments on income (loss) before income taxes - increase (decrease) in income (loss) before income
     taxes......................................................................        $(1,579)   $(1,284)   $  (286)

Summary of restatement adjustments by caption - increase (decrease) to income
(loss) before income taxes:

   Total revenues...............................................................        $(1,272)   $  (403)   $   423
   Total cost of goods sold (excluding depreciation)............................            400          -          -
   Operating expenses...........................................................         (1,356)        68     (2,017)
   Selling, general and administrative expenses.................................              -       (404)       255
   Depreciation and amortization expenses expense...............................             78       (839)       472
   Equity in earnings of affiliates.............................................            580        400        718
   Interest and other financial costs, net......................................             (9)      (106)      (137)
                                                                                        -------    -------    -------
   Net effect of restatement adjustments on income (loss) before
     income taxes - increase (decrease) in income (loss)........................        $(1,579)   $(1,284)   $  (286)
                                                                                        =======    =======    =======

                          TRAVELCENTERS OF AMERICA, INC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Summary of Restated Financial Data. The following tables present a summary of our balance sheet, statement of operations and statement of cash flows data as previously reported and as restated as a result of the restatement adjustments summarized above.

                                                                        YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                                  2000                          2001                          2002
                                       --------------------------    --------------------------    --------------------------
                                           AS                            AS                            AS
                                       PREVIOUSLY                    PREVIOUSLY                    PREVIOUSLY
                                         REPORTED     AS RESTATED     REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                       -----------    -----------    -----------    -----------    -----------    -----------
                                                                      (IN THOUSANDS OF DOLLARS)
Statement of operations data:
Total revenues......................   $ 2,060,045    $ 2,058,773    $ 1,935,015    $ 1,934,612    $ 1,870,447    $ 1,870,870
Cost of goods sold (excluding
   depreciation)....................     1,611,320      1,610,920      1,467,753      1,467,753      1,389,680      1,389,680
                                       -----------    -----------    -----------    -----------    -----------    -----------
Gross profit (excluding
   depreciation)....................       448,725        447,853        467,262        466,859        480,767        481,190
Operating expenses..................       308,480        309,836        325,736        325,668        330,206        332,223
Selling, general and administrative
   expenses.........................        38,160         38,160         38,279         38,683         38,073         37,818
Transition expense..................           996            996              -              -              -              -
Merger and recapitalization expense         22,004         22,004              -              -              -              -
Depreciation and amortization
   expense..........................        62,768         62,690         63,508         64,347         60,773         60,301
Gain on sales of property and
   equipment........................        (1,462)        (1,462)        (1,788)        (1,788)        (1,089)        (1,089)
Stock compensation expense (benefit)        (1,362)        (1,362)             -              -              -              -
                                       -----------    -----------    -----------    -----------    -----------    -----------
Income from operations..............        19,141         16,991         41,527         39,949         52,804         51,937
Equity in earnings of affiliate.....             -            580              -            400              -            718
Interest and other financial costs,
   net..............................       (47,143)       (47,152)       (57,818)       (57,924)       (51,286)       (51,423)
Provision (benefit) for income taxes        (4,088)        (4,708)        (6,449)        (7,521)           508            (39)
Extraordinary loss, net of tax
   benefits.........................       (13,800)       (13,800)             -              -              -              -
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net income (loss)...................   $   (37,714)   $   (38,673)   $    (9,842)   $   (10,054)   $     1,010    $     1,271
                                       ===========    ===========    ===========    ===========    ===========    ===========

Accumulated deficit at beginning of
   period...........................   $   (24,764)   $   (26,044)   $  (191,746)   $  (193,985)   $  (201,588)   $  (204,039)
                                       ===========    ===========    ===========    ===========    ===========    ===========

Statement of cash flows data:
Cash provided by operating
activities .........................   $    65,952    $    65,106    $    37,106    $    30,381    $    61,512    $    75,574
Cash used in investing activities ..       (77,115)       (77,115)       (46,234)       (46,234)       (42,110)       (42,110)
Cash provided by (used in) financing
   activities ......................        22,142         22,988             (3)         6,722        (25,243)       (39,305)
                                       -----------    -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash ....   $    10,979    $    10,979    $    (9,131)   $    (9,131)   $    (5,841)   $    (5,841)
                                       ===========    ===========    ===========    ===========    ===========    ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                             DECEMBER 31, 2001                DECEMBER 31, 2002
                                         --------------------------       ------------------------
                                             AS                               AS
                                         PREVIOUSLY                       PREVIOUSLY
                                          REPORTED      AS RESTATED        REPORTED     AS RESTATED
                                         ----------     -----------       ----------    -----------
                                                          (IN THOUSANDS OF DOLLARS)
Balance sheet data:

   Cash..........................        $  19,888      $  19,888         $  14,047     $   14,047
   Accounts receivable, net......           43,856         44,856            44,295         44,295
   Inventories...................           57,419         57,419            61,937         61,937
   Deferred income taxes.........            5,044          4,347             4,221          4,222
   Other current assets..........            8,121          8,389             8,164          8,164
                                         ---------      ---------         ---------     ----------
     Total current assets........          134,328        134,899           132,664        132,665
   Property and equipment, net...          461,167        459,200           445,692        444,197
   Goodwill (1)..................           23,561         19,343            25,908         23,585
   Deferred financing costs, net            30,202         30,202            27,452         27,452
   Deferred income taxes.........           19,908         21,738            16,069         17,781
   Other noncurrent assets.......           10,690         14,558            12,764         15,087
                                         ---------      ---------         ---------     ----------
     Total assets................        $ 679,856      $ 679,940         $ 660,549     $  660,767
                                         =========      =========         =========     ==========
   Current maturities of long-
     term debt...................        $   3,409      $   3,409         $   3,460     $    3,460
   Accounts payable..............           60,429         60,429            58,512         58,512
   Other accrued liabilities.....           43,541         43,695            51,440         51,339
                                         ---------      ---------         ---------     ----------
     Total current liabilities...          107,379        107,533           113,412        113,311
   Long-term debt (net of
     unamortized discount).......          548,869        547,534           525,131        523,934
   Deferred income taxes.........            2,851          2,509             2,364          2,107
   Other noncurrent
     liabilities.................            7,857         10,465             3,696          6,209
                                         ---------      ---------         ---------     ----------
     Total liabilities...........          666,956        668,041           644,603        645,561
   Redeemable equity.............              565            565               681            681
   Common stock and other
     stockholders' equity........          213,923        215,373           215,843        217,293
   Accumulated deficit...........         (201,588)      (204,039)         (200,578)      (202,768)
                                         ---------      ---------         ---------     ----------
     Total nonredeemable
       stockholders' equity......           12,335         11,334            15,265         14,525
                                         ---------      ---------         ---------     ----------
     Total liabilities and equity        $ 679,856      $ 679,940         $ 660,549     $  660,767
                                         =========      =========         =========     ==========

(1) This caption formerly included all intangible assets. As restated, the balance includes only goodwill. The net carrying value of all of our other intangible assets as been reclassified into other noncurrent assets.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                        ---------------------------------------
                                                                           2000           2001          2002
                                                                        (RESTATED)     (RESTATED)    (RESTATED)
                                                                        ----------     ----------    ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Reported net income (loss)............................................  $ (38,673)     $ (10,054)    $   1,271
Add back amortization (net of tax):
  Goodwill............................................................      1,289          1,266             -
  Trademarks..........................................................        127            127             -
                                                                        ---------      ---------     ---------
Adjusted net income (loss)............................................  $ (37,257)     $  (8,661)    $   1,271
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

         FAS 143. As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of deferred tax benefit of $164,000).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         FIN 46R. In December 2003, the Financial Accounting Standards Board
(FASB) issued revised FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate into our consolidated financial statements the entity that is the lessor under our master lease program (see Note 15) covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so. We adopted the disclosure requirements of FIN 46R in our consolidated financial statements for 2002.

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

         FAS 145. In May 2002, the FASB issued FAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to FAS 13 are effective

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for transactions occurring after May 15, 2002, and all remaining provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. FAS 145 eliminates FAS 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30. FAS 145 also rescinded FAS 64, which was an amendment to FAS
4. FAS 145 amends FAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of the applicable provisions of FAS 145 did not have an effect on our financial statements, however, it will lead to the reclassification in 2003 of extraordinary items related to the extinguishment of debt recorded in 2000.

5.       MERGER AND RECAPITALIZATION TRANSACTIONS

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

         Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3,752,000 upon the exercise of stock options held by existing shareholders, which shares remain outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total amount of our equity capitalization after these transactions, given the $31.75 per share merger consideration paid in our merger and recapitalization transactions, was $220,020,000. The transactions described above have been accounted for as a leveraged recapitalization (see Note 17). We have retained the historical cost basis of our assets and liabilities, due to the significance of the ownership interest in us that was retained by continuing stockholders. We incurred $22,004,000 of expenses charged against operations in connection with the merger and recapitalization transactions. We also recognized an extraordinary loss of $13,800,000 (which was net

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of $7,110,000 of applicable income tax benefits) as a result of the early extinguishment of indebtedness completed as part of these transactions.

6.       COMBINATION PLAN AND TRANSITION EXPENSE

         In January 1997, we adopted a plan (which we refer to as the "combination plan") to combine the operations of the Unocal network and the BP network into one network under the TravelCenters of America brand. There were three primary elements to the combination plan: (1) integrating the management of the BP and Unocal networks, (2) converting the Unocal and BP network sites to one network, and (3) rationalizing and further developing our network. These expenses related to implementing the combination plan are referred to as transition expenses and included, among other things, (i) employee separations,
(ii) the costs to convert Unocal network travel centers, (iii) the costs to dispose of travel centers or terminate lease or franchise agreements, and (iv) the costs of integrating the management and operations of the Unocal and BP networks, including relocation, travel, training, and legal expenses. The combination plan was substantially completed during 1999.

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

7.       COMPREHENSIVE INCOME

         Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           2000           2001          2002
                                                                        ---------      -----------   ---------
                                                                               (IN THOUSANDS OF DOLLARS)
Related to gain or loss on derivative instruments....................   $       -      $     (814)   $     990
Related to change in accounting principle............................           -            (176)           -
                                                                        ---------      ----------    ---------

  Total..............................................................   $       -      $     (990)   $     990
                                                                        =========      ==========    =========

8.       INVENTORIES

         Inventories consisted of the following:

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         2001            2002
                                                                                      ----------      ----------
                                                                                       (IN THOUSANDS OF DOLLARS)
Non-fuel merchandise...............................................................   $   51,808      $   55,460
Petroleum products.................................................................        5,611           6,477
                                                                                      ----------      ----------
     Total inventories.............................................................   $   57,419      $   61,937
                                                                                      ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.       NOTES RECEIVABLE

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

    - the date the employee is no longer the owner of the related shares of common stock; or

    -    generally, 14-1/2 years from the issuance date of the note.

         Notes receivable consisted of the following:

                                                                                            DECEMBER 31,
                                                                                      -------------------------
                                                                                        2001            2002
                                                                                      ---------       ---------
                                                                                      (IN THOUSANDS OF DOLLARS)
Principal amount of notes receivable outstanding.................................     $   1,621       $   1,636
Less: amount due for stock purchases.............................................           956           1,072
Less: allowance for doubtful notes...............................................           325             384
                                                                                      ---------       ---------
                                                                                            340             180
Less: amounts due within one year, net of allowance..............................           340              44
                                                                                      ---------       ---------
Notes receivable, net............................................................     $       -       $     136
                                                                                      =========       =========

         The amount due within one year is included within other current assets in our balance sheet and the amount of notes receivable, net is included within other assets in our balance sheet. The amount due for stock purchases is included as a reduction to the redeemable equity balance in our balance sheet (see Note 16).

10.      PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                     2001                2002
                                                                                  (RESTATED)          (RESTATED)
                                                                                  ----------          ----------
                                                                                    (IN THOUSANDS OF DOLLARS)
Land.........................................................................     $    67,003        $    68,253
Buildings and improvements...................................................         368,251            391,896
Machinery, equipment and furniture...........................................         232,035            246,584
Construction in progress.....................................................          44,694             34,373
                                                                                  -----------        -----------
     Total cost..............................................................         711,983            741,106
Less: accumulated depreciation...............................................         252,783            296,909
                                                                                  -----------        -----------
     Property and equipment, net.............................................     $   459,200        $   444,197
                                                                                  ===========        ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

11.      GOODWILL AND INTANGIBLE ASSETS

         Goodwill. Goodwill results from our business acquisitions and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired and was being amortized until our adoption of FAS 142 on January 1, 2002 (see Note 4). For the years ended December 31, 2000, 2001 and 2002, we recorded goodwill of $3,030,000, $145,000 and $4,242,000, respectively, in connection with converting leased sites to company-operated sites. The changes in the carrying amount of goodwill for the years ended December 31, 2000, 2001 and 2002 were as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------
                                                                            2000           2001         2002
                                                                        -----------    -----------   ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period....................................   $   19,387     $   20,790    $   19,343
Goodwill recorded during the period..................................        3,030            145         4,242
Amortization recorded during the period..............................       (1,627)        (1,592)            -
                                                                        ----------     ----------    ----------
Balance as of end of period..........................................   $   20,790     $   19,343    $   23,585
                                                                        ==========     ==========    ==========

         Intangible Assets. As part of acquisition of the Unocal network, we entered into a noncompetition agreement with Unocal pursuant to which Unocal agreed to refrain from re-entering the truckstop business for a period of ten years from the acquisition date. The intangible asset related to this noncompetition agreement represents the present value, at the time of the acquisition of the Unocal network, of the estimated cash flows we would lose due to competition resulting from re-entry of Unocal into the travel center market were they not constrained from doing so. The Unocal noncompetition agreement is being amortized over its ten year life, which expires in April 2003.

         Leasehold interest represents the value, obtained through the BP acquisition, of favorable lease provisions at one location, the lease for which extended 11-1/2 years from the date of the BP acquisition. The leasehold interest is being amortized over the 11-1/2 year period.

         Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols from BP and Travel Ports. The trademarks were being amortized until our adoption of FAS 142 on January 1, 2002 (See Note 4).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                       2001            2002
                                                                                   ------------    ------------
                                                                                    (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
    Noncompetition agreements...................................................   $     17,200    $     17,200
    Leasehold interest..........................................................          1,724           1,724
    Other.......................................................................            849             849
                                                                                   ------------    ------------
        Total amortizable intangible assets.....................................         19,773          19,773
Less - accumulated amortization.................................................         16,953          18,848
                                                                                   ------------    ------------
        Net carrying value of amortizable intangible assets.....................          2,820             925

Net carrying value of trademarks................................................          1,398           1,398
                                                                                   ------------    ------------
        Intangible assets, net..................................................   $      4,218    $      2,323
                                                                                   ============    ============

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

12.      OTHER ACCRUED LIABILITIES

         Other accrued liabilities consisted of the following:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                    2001                2002
                                                                                 (RESTATED)          (RESTATED)
                                                                                 ----------          ----------
                                                                                    (IN THOUSANDS OF DOLLARS)
Taxes payable, other than income taxes........................................   $    14,114        $    17,864
Accrued wages and benefits....................................................        10,119             17,058
Interest payable..............................................................         5,105              4,640
Other accrued liabilities.....................................................        14,357             11,777
                                                                                 -----------        -----------

Total other accrued liabilities...............................................   $    43,695        $    51,339
                                                                                 ===========        ===========

13.      REVOLVING LOAN

         As part of our Senior Credit Facility, we have available a revolving loan facility of $100,000,000 (see Note 14). The interest rate for borrowings under this revolving loan facility is based on either a prime rate-based alternate base rate plus 1.75% or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75%. Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 2001 and 2002, there were outstanding borrowings under our revolving credit facilities of $43,900,000 and $22,400,000, respectively. There were $20,948,000 of available borrowings reserved for letters of credit at December 31, 2002. The revolving loan facility matures in November 2006.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.      LONG-TERM DEBT

         In November 2000, in connection with our recapitalization and merger transactions (see Note 5), we completed a refinancing, which we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190,000,000 of senior subordinated notes due 2009 and borrowed $328,300,000 under our amended and restated senior credit facility that consisted of a fully-drawn $328,000,000 term loan facility and a $100,000,000 revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were utilized to:

    - pay for the tender offer and consent solicitation for our 10-1/4% Senior Subordinated Notes due 2007, including accrued interest, premiums and a prepayment penalty;

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

         Long-term debt (net of unamortized discount) consisted of the following:

                                                                                                DECEMBER 31,
                                                                                          -------------------------
                                                              INTEREST                       2001           2002
                                                                RATE       MATURITY       (RESTATED)     (RESTATED)
                                                              --------     --------       ----------     ----------
                                                                                          (IN THOUSANDS OF DOLLARS)
Senior Credit Facility - Term Loan (a)......................         (b)     2008         $  328,000     $  324,720
Senior Credit Facility - Revolver (a).......................         (c)     2006             43,900         22,400
Senior Subordinated Notes due 2009 (d)......................    12.75%       2009            190,000        190,000
Note payable (e)............................................     5.00%       2018              4,413          4,284
                                                                                          ----------     ----------

     Total..................................................                                 566,313        541,404
Less: amounts due within one year...........................                                   3,409          3,460
Less: unamortized discount..................................                                  15,370         14,010
                                                                                          ----------     ----------

     Long-term debt (net of unamortized discount)...........                              $  547,534     $  523,934
                                                                                          ==========     ==========

----------
(a) On November 14, 2000, in connection with the 2000 Refinancing, we entered into a $428,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as our Senior Credit Facility. The Senior Credit Facility consists of a $328,000,000 term loan facility, which was fully drawn at closing, and a $100,000,000 revolving credit facility (see Note 13). Term loan principal payments are due at each quarter end. The term loan facility matures in November 2008.

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

(d) On November 14, 2000, in connection with the 2000 Refinancing, we issued Senior Subordinated Notes with an aggregate face amount of $190,000,000. These notes were issued at a discount of 3.704% and each $1,000 note was accompanied by detachable warrants (see Note 17). The warrants had an aggregate fair value at issuance of $8,360,000. Based on the relative fair values of the notes and the warrants at the time of issuance, $8,050,000 has been recognized as unamortized debt discount in our balance sheet, as has been the original issue discount of the notes. The debt discount is being amortized into interest expense using the effective interest method over the life of the notes. Interest payments on these notes are due semiannually on May 1 and November 1. Optional prepayments are allowed under certain circumstances, any such payments reducing the required payment of $190,000,000 due on May 1, 2009.

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

15.      LEASING TRANSACTIONS

         As a lessee. We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, they include escalation clauses and purchase options. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2002, were as follows:

YEAR ENDING                                                                MINIMUM LEASE
DECEMBER 31,                                                                  PAYMENTS
------------                                                         -------------------------
                                                                     (IN THOUSANDS OF DOLLARS)
2003..............................................................        $      17,264
2004..............................................................               17,951
2005..............................................................               17,256
2006..............................................................               59,007
2007..............................................................                8,638
Thereafter........................................................               75,604
                                                                          -------------
                                                                          $     195,720
                                                                          =============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         These lease transactions were evaluated for lease classification in accordance with FAS 13. We have not consolidated the lessor because the owners of the lessor have maintained a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease. In December 2003, the FASB issued revised FIN 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate the lessor in our consolidated financial statements. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity.

         Rent expense under our operating leases is included in both operating expenses and selling, general and administrative expenses in our consolidated statement of operations and comprehensive income and consisted of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           2000           2001           2002
                                                                        (RESTATED)     (RESTATED)     (RESTATED)
                                                                        ----------     ----------     ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Minimum rent.........................................................   $   18,247     $   22,286    $   23,623
Contingent rent......................................................          595           (596)       (2,201)
                                                                        ----------     ----------    ----------
  Total rent expense.................................................   $   18,842     $   21,690    $   21,422
                                                                        ==========     ==========    ==========

         As a lessor. Twenty-five of the travel centers we owned during the year ended December 31, 2002 were leased to franchisees under operating lease agreements. During 2002, five of these leases were mutually terminated, and, as a result, these sites were converted to company-operated sites. At December 31, 2002, we had such lease arrangements in place at 20 of our sites. Our lease agreements provide for initial terms of ten years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or capital improvements. Rent revenue from such operating lease arrangements totaled $11,808,000, $10,981,000 and $9,488,000 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, the cost and accumulated depreciation of the assets covered by these lease agreements was $56,160,000 and $28,144,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.      REDEEMABLE EQUITY

         At December 31, 2001 and 2002, there were 175,498 and 182,800 shares, respectively, of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 2001 and 2002, the aggregate principal amount of such notes due us from the management employees was $956,000 and $1,072,000, respectively (see Note 9), and is reflected as a reduction to the redeemable common stock balance.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.      NONREDEEMABLE STOCKHOLDERS' EQUITY

         Common stock and other nonredeemable stockholders' equity consisted of the following:

                                                                                    DECEMBER 31,
                                                                          -------------------------------
                                                                              2001               2002
                                                                           (RESTATED)         (RESTATED)
                                                                          ------------       ------------
                                                                             (IN THOUSANDS OF DOLLARS)
Common Stock - 20,000,000 shares authorized, $0.00001
     par value, 6,932,196 and 6,939,498 shares outstanding at
     December 31, 2001 and 2002, respectively.........................    $         3        $         3
Accumulated other comprehensive income................................         (1,920)                 -
Additional paid-in capital............................................        217,290            217,290
                                                                          -----------        -----------

           Total......................................................    $   215,373        $   217,293
                                                                          ===========        ===========

         The numbers of outstanding shares of common stock in the table include the redeemable shares owned by certain of our management employees as discussed in Note 16.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER COMMON STOCK ISSUANCES

         During the years ended December 31, 2000, 2001 and 2002, we issued 39,893, 2,434 and 7,302 respectively, shares of common stock to certain members of management for cash and notes receivable (see Notes 9, 16 and 20) aggregating $495,000, $77,000 and $232,000, respectively.

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

         Repurchase Rights. Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet (see Note 16).

         Treasury Shares. From time to time we have acquired shares of our common stock from former stockholders. For the year ended December 31, 2000, we purchased 7,995,138 treasury shares. These shares were recorded at their acquisition cost of $253,649,000. As part of our recapitalization, we cancelled all of the treasury shares we owned, and since then we have acquired no treasury stock.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

COMMON STOCK WARRANTS

         In connection with the issuance of our Senior Subordinated Notes due 2009 as part of our merger and recapitalization transactions, we issued warrants exercisable for shares of our common stock. The warrants were issued under a warrant agreement between us and State Street Bank and Trust Company, as warrant agent. We originally issued initial warrants in connection with a private placement of 190,000 units, each unit consisting of one Senior Subordinated Note due 2009, three initial warrants and one contingent warrant. Each warrant, whether initial or contingent, entitles its holder to purchase 0.36469 shares of our common stock at an exercise price of $0.001 per share, subject to anti-dilution adjustments under some circumstances. At the time of their issuance in November 2000, each warrant had a fair value of $11.579, or $31.75 per share for each share issuable upon the exercise of the warrants (subject to an estimated 20% discount for the contingent warrants). The fair value of the warrants was initially recognized as unamortized debt discount and is being amortized into interest expense using the effective interest method over the life of our Senior Subordinated Notes. We have no warrants outstanding other than the 570,000 initial warrants and the 190,000 contingent warrants.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

         Stock Option Status Summary. The following table reflects the status and activity of options under our stock plans:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           2000            2001            2002
                                                                        -----------      ---------      ---------
Options outstanding, beginning of year...............................      777,280               -        944,881
Granted..............................................................      325,000         944,881              -
Exercised............................................................      (37,572)              -              -
Canceled.............................................................   (1,064,708)              -              -
                                                                        ----------       ---------      ---------

Options outstanding, end of year.....................................            -         944,881        944,881
                                                                        ==========       =========      =========
Options exercisable, end of year.....................................            -          78,740        157,480
Options available for grant, end of year.............................            -               -              -
Weighted-average remaining contractual life of options outstanding,
    in years.........................................................            -               9              8

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.      INCOME TAXES

         The (benefit) provision for income taxes was as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          2000            2001            2002
                                                                       (RESTATED)      (RESTATED)      (RESTATED)
                                                                       ----------      ----------      ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Current:
   Federal...........................................................  $    2,413      $      (44)     $   (3,956)
   State.............................................................         776           1,607           1,227
                                                                       ----------      ----------      ----------
                                                                            3,189           1,563          (2,729)
                                                                       ----------      ----------      ----------
Deferred:
   Federal...........................................................      (8,818)         (8,847)          3,494
   State.............................................................         921            (237)           (804)
                                                                       ----------      ----------      ----------
                                                                           (7,897)         (9,084)          2,690
                                                                       ----------      ----------      ----------

        Total........................................................  $   (4,708)     $   (7,521)     $      (39)
                                                                       ==========      ==========      ==========

         The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                          2000            2001            2002
                                                                       (RESTATED)      (RESTATED)      (RESTATED)
                                                                       ----------      ----------      ----------
                                                                               (IN THOUSANDS OF DOLLARS)
U.S. federal statutory rate applied to income before taxes and
   extraordinary items...............................................  $ (10,354)      $  (6,152)      $     431
State income taxes, net of federal income tax benefit................      1,508             808              (6)
Non-deductible meals and entertainment expenses......................        132             172             165
Non-deductible amortization..........................................        240             240               -
Merger and recapitalization expenses.................................      3,745          (2,212)              -
Other non-deductible expenses........................................          -               -             142
Benefit of tax credits...............................................       (423)           (569)           (358)
Adjustment of estimated prior year tax liabilities...................          -               -            (400)
Other - net..........................................................        444             192             (13)
                                                                       ---------       ---------       ---------

        Total........................................................  $  (4,708)      $  (7,521)      $     (39)
                                                                       =========       =========       =========

         For 2000, income tax benefits of $7,110,000 allocated to the extraordinary loss of $20,910,000 differ from the amount calculated at the federal statutory rate of 35% by $209,000. This difference is due to graduated tax rates.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         Deferred income tax assets and liabilities resulted from the following:

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                          2001            2002
                                                                                       (RESTATED)      (RESTATED)
                                                                                       ----------      ----------
                                                                                        (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
   Accounts receivable.............................................................    $    1,330      $    1,340
   Inventory.......................................................................           337             357
   Intangible assets...............................................................         9,424           8,231
   Deferred revenues...............................................................           749             334
   Minimum tax credit..............................................................         5,448           3,001
   Net operating loss carryforward (expiring 2020 - 2021)..........................        28,028          24,669
   General business credits (expiring 2009 - 2022).................................         4,047           4,576
   Fair value of derivative instruments............................................           990               -
   Other accrued liabilities.......................................................         6,005           7,245
                                                                                       ----------      ----------

        Total deferred tax assets..................................................        56,358          49,753
                                                                                       ----------      ----------
Deferred tax liabilities:

   Property and equipment..........................................................       (32,782)        (29,857)
                                                                                       ----------      ----------

        Total deferred tax liabilities.............................................       (32,782)        (29,857)
                                                                                       ----------      ----------

        Net deferred tax assets....................................................    $   23,576      $   19,896
                                                                                       ==========      ==========

         At December 31, 2002, we had available to us a net operating loss carryforward of approximately $72,557,000 that consisted of $44,974,000 remaining carryforward generated in 2000 that expires in 2020 and $27,897,000 remaining carryforward generated in 2001 that expires in 2021. Internal Revenue Code Section 382 restricts our ability to utilize in the future the net operating loss that we generated in 2000 because of the change of control we experienced as a result of our merger and recapitalization transaction in November 2000. The amount of net operating loss we can utilize will be limited to approximately $12,000,000 per year and unused amounts of the annual Section 382 limitation can be carried forward to subsequent years within the carryforward period. As none of the 2000 net operating loss was utilized in 2001 and $4,674,000 was utilized in 2002, usage of the net operating loss generated in 2000 will be limited to approximately $31,326,000 for 2003. Usage of the net operating loss generated in 2001 is unlimited. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not such net deferred tax assets will be realized and, accordingly, we have not recognized a valuation allowance with respect to our net deferred tax assets. Most of our net operating loss carryforwards were generated as a result of our merger and recapitalization transactions in November 2000. The remainder of our net operating loss carryforwards result largely from depreciation and interest deductions and the trends for these items relative to operating income are expected to decline, enabling us to generate sufficient taxable income to utilize net operating loss carryforwards. The level of tax depreciation on our significant capital investments in 1993 and 1997 through 1999 began to diminish in 2002 and our level of capital investment in 2001, 2002 and future years as compared to prior years has been, and will be, reduced. The relative level of interest expense to operating income should diminish as the capital projects completed in 1999 through 2002 continue to mature and produce greater amounts of taxable income while our debt levels decrease or hold relatively steady, enabling us to keep our interest expense relatively constant or growing at a slower rate than operating income. Further, we could complete a sale/leaseback of certain of our travel centers. Although we would not ordinarily execute this tax planning strategy, we would do so to prevent our net operating loss carryforwards from expiring unused. The sale/leaseback would be expected to generate a sufficient taxable gain in the year consummated to fully utilize any expiring unused net operating loss carryforwards and could be expected to increase our taxable income in subsequent years as lower

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest expense and depreciation deductions would, in all likelihood, more than offset the additional operating lease expense. However, ultimate realization of our net deferred tax assets could be negatively affected by market conditions and other variables not known or anticipated at this time.

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

19.      EQUITY INVESTMENT

         We own a 21.5% voting interest in Simons Petroleum, Inc. (Simons), a privately-held company that is a diversified marketer of diesel fuel and other petroleum products to trucking fleets and other customers in the energy-related and trucking industries. The carrying value of this investment, which is included in other noncurrent assets in our consolidated balance sheet, as of December 31, 2001 and 2002 was $5,980,000 and $6,698,000, respectively. The equity income earned from this investment for the years ended December 31, 2000, 2001 and 2002 was $580,000, $400,000, and $718,000, respectively. Summarized condensed financial information of this investee follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                         2000             2001              2002
                                                                      ----------       ----------        ----------
                                                                                 (IN THOUSANDS OF DOLLARS)
Income statement data:
    Total revenues................................................    $  429,533       $  456,077        $  413,243
    Gross profit..................................................        16,900           21,752            23,292
    Income from continuing operations.............................         2,791            1,991             3,727
    Net income....................................................         2,791            1,976             3,727

                                                                                                DECEMBER 31,
                                                                                       -----------------------------
                                                                                           2001              2002
                                                                                       ----------        -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
Balance sheet data:
    Current assets...............................................................      $   41,483        $   44,175
    Noncurrent assets............................................................           9,590             9,334
    Current liabilities..........................................................          28,540            27,741
    Noncurrent liabilities.......................................................          10,203             9,324
    Redeemable preferred stock...................................................           5,000             5,000

         During the years ended December 31, 2000, 2001 and 2002, we made purchases of diesel fuel in the amounts of $200,190,000, $201,291,000 and $183,217,000, respectively, from Simons and made sales of diesel fuel in the amounts of $16,622,000, $12,742,000 and $2,888,000, respectively, to Simons. We also lease a travel center from Simons. Rent expense related to this site for the years ended December 31, 2000, 2001 and 2002 was $335,000, $408,000 and
$408,000, respectively. At December 31, 2001 and 2002, our receivables from Simons were $789,000 and $151,000, respectively, while our payables to Simons were $944,000 and $357,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

20.      RELATED PARTY TRANSACTIONS

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

21.      COMMITMENTS AND CONTINGENCIES

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

         We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations or instances of

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

noncompliance, or compliance costs incurred in connection therewith, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at a number of sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these matters, based on our current knowledge, we do not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to our results of operation or financial condition. While the aforementioned matters are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability (particularly given the Unocal and BP indemnities discussed below), there can be no assurance that additional contamination does not exist at these or other of our properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2002, we had a reserve for these matters of $3,710,000 and a receivable for estimated recoveries of these estimated future expenditures of $786,000. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $1,989,000 in 2003; $874,000 in 2004; $505,000 in 2005;
$115,000 in 2006; $115,000 in 2007 and $112,000 thereafter. While it is not possible to quantify with certainty the environmental exposure, in our opinion the potential liability, beyond that considered in the reserve, for all proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity. However, it is reasonably possible that a material change in estimate will occur in the near term as new matters, or new facts regarding established matters, are identified and/or as Environmental Laws and other requirements of government agencies continue to evolve.

         In connection with the acquisitions of the Unocal network, Phase I environmental assessments were conducted of the 97 Unocal network properties purchased by us. Pursuant to an agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this agreement, Unocal is responsible for all costs incurred for (a) remediation of environmental contamination, and (b) otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal must also indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. The remediation must achieve compliance with the Environmental Laws in effect on the date the remediation is completed. We must make claims for indemnification prior to April 14, 2004. Except as described above, Unocal does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the Unocal network after the date of the acquisition of the Unocal network. We cannot be certain that Unocal, if additional environmental claims or liabilities were to arise under the agreement with Unocal, would not dispute our claims for indemnification.

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

         The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisitions of the BP network. We must make such claims for indemnification before December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. We cannot be certain that BP, if additional environmental claims or liabilities were to arise under the environmental agreement with BP, would not dispute our claims for indemnification thereunder.

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

22.      DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

23.           OTHER INFORMATION

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            2000            2001           2002
                                                                         (RESTATED)      (RESTATED)     (RESTATED)
                                                                         ----------      ----------     ----------
                                                                                 (IN THOUSANDS OF DOLLARS)
Operating expenses and Selling, general and administrative expenses included the following:
   Repairs and maintenance expenses....................................  $    7,863      $   12,596     $   12,055
   Advertising expenses................................................  $    9,262      $    6,676     $    7,047
   Taxes other than payroll and income taxes...........................  $    5,580      $    6,722     $    7,598
   401(k) plan contribution expense....................................  $    1,712      $    1,818     $    1,779

Interest and other financial costs consisted of the following:
   Cash interest expense...............................................  $  (45,712)     $  (54,206)    $  (47,170)
   Cash interest income................................................         260             120            157
   Amortization of discount on debt....................................        (243)         (1,218)        (1,360)
   Amortization of deferred financing costs............................      (1,457)         (2,620)        (3,050)
                                                                         ----------      ----------     ----------
   Interest and other financial costs, net.............................  $  (47,152)     $  (57,924)    $  (51,423)
                                                                         ==========      ==========     ==========

24.        SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                             2000            2001            2002
                                                                         ------------    ------------    ------------
                                                                                  (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings............................................    $   364,800     $   669,600     $   473,800
Revolving loan repayments............................................       (339,500)       (666,000)       (495,300)
                                                                         -----------     -----------     -----------
   Revolving loan borrowings (repayments), net.......................    $    25,300     $     3,600     $   (21,500)
                                                                         ===========     ===========     ===========

Cash paid during the year for:
   Interest..........................................................    $    43,507     $    57,830     $    47,480
   Income taxes (net of refunds).....................................    $     1,931     $    (4,356)    $    (2,559)

Inventory, property and equipment, and goodwill received in..........
   liquidation of trade accounts and notes receivable................    $       646     $         -     $     2,060
Notes received from sales of property and equipment..................    $       340     $         -     $       250
Notes received upon common stock issuance............................    $        37     $        39     $       116

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

25.     CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

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

         The Guarantor Subsidiaries, (TA Operating Corporation, National Auto/Truckstops, Inc. (until its merger into TA Operating Corporation on November 14, 2000), TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and Senior Subordinated Notes due 2009 (see Note 14).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                        DECEMBER 31, 2001 (RESTATED)
                                                 ---------------------------------------------------------------------------
                                                    PARENT        GUARANTOR     NONGUARANTOR
                                                   COMPANY       SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                 -----------     ------------   -------------   ------------    ------------
                                                                          (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash.......................................   $         -     $    19,888     $         -    $         -     $    19,888
   Accounts receivable, net...................             -          44,820           1,160         (1,124)         44,856
   Inventories................................             -          57,419               -              -          57,419
   Deferred income taxes......................             -           4,300              47              -           4,347
   Other current assets.......................           622           7,767               -              -           8,389
                                                 -----------     -----------     -----------    -----------     -----------
        Total current assets..................           622         134,194           1,207         (1,124)        134,899
Property and equipment, net...................             -         459,200               -              -         459,200
Intangible assets, net........................             -          19,343               -              -          19,343
Deferred financing costs, net.................        30,202               -               -              -          30,202
Deferred income taxes.........................        28,136          (6,398)              -              -          21,738
Other noncurrent assets.......................         1,250          13,308               -              -          14,558
Investment in subsidiaries....................       224,539               -               -       (224,539)              -
                                                 -----------     -----------     -----------    -----------     -----------
        Total assets..........................   $   284,749     $   619,647     $     1,207    $  (225,663)    $   679,940
                                                 ===========     ===========     ===========    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......   $     3,280     $       129     $         -    $         -     $     3,409
   Accounts payable...........................             -          60,269             160              -          60,429
   Other accrued liabilities..................         2,558          41,019           1,242         (1,124)         43,695
                                                 -----------     -----------     -----------    -----------     -----------
        Total current liabilities.............         5,838         101,417           1,402         (1,124)        107,533
Long-term debt (net of unamortized discount)..       544,775           2,759               -              -         547,534
Deferred income taxes.........................             -           2,509               -              -           2,509
Intercompany payable (receivable).............      (281,928)        286,995          (5,067)             -               -
Other noncurrent liabilities..................         2,911           7,554               -              -          10,465
                                                 -----------     -----------    ------------    -----------     -----------
        Total liabilities.....................       271,596         401,234          (3,665)        (1,124)        668,041
Redeemable equity.............................           565               -               -              -             565

Nonredeemable stockholders' equity:
   Common stock and other nonredeemable
      stockholders' equity....................       216,627         185,661               -       (186,915)        215,373
      Retained earnings (deficit).............      (204,039)         32,752           4,872        (37,624)       (204,039)
                                                 -----------     -----------     -----------    -----------     -----------
        Total nonredeemable stockholders'
           equity.............................        12,588         218,413           4,872       (224,539)         11,334
                                                 -----------     -----------     -----------    -----------     -----------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity.............................   $   284,749     $   619,647     $     1,207    $  (225,663)    $   679,940
                                                 ===========     ===========     ===========    ===========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                   DECEMBER 31, 2002 (RESTATED)
                                             -------------------------------------------------------------------------
                                                PARENT      GUARANTOR      NONGUARANTOR
                                               COMPANY     SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                             -----------   ------------    ------------   ------------    ------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash..................................    $        -     $   14,047      $        -     $        -      $   14,047
   Accounts receivable, net..............             -         44,429             857           (991)         44,295
   Inventories...........................             -         61,937               -              -          61,937
   Deferred income taxes.................             -          4,182              40              -           4,222
   Other current assets..................           445          7,719               -              -           8,164
                                             ----------     ----------      ----------     ----------      ----------
        Total current assets.............           445        132,314             897           (991)        132,665
Property and equipment, net..............             -        444,197               -              -         444,197
Intangible assets........................             -         23,585               -              -          23,585
Deferred financing costs.................        27,452              -               -              -          27,452
Deferred income taxes....................        23,696         (5,915)              -              -          17,781
Other noncurrent assets................             996         14,091               -              -          15,087
Investment in subsidiaries...............       241,515              -               -       (241,515)              -
                                             ----------     ----------      ----------     ----------      ---------
        Total assets.....................    $  294,104     $  608,272      $      897     $ (242,506)     $  660,767
                                             ==========     ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..    $    3,280     $      180      $        -     $        -      $    3,460
   Accounts payable......................             -         58,354             158              -          58,512
   Other accrued liabilities.............         2,979         48,211           1,140           (991)         51,339
                                             ----------     ----------      ----------     ----------      ----------
        Total current liabilities........         6,259        106,745           1,298           (991)        113,311
Long-term debt (net of unamortized
   discount).............................       521,243          2,691               -              -         523,934
Deferred income taxes....................             -          2,107               -              -           2,107
Intercompany advances....................      (249,859)       255,226          (5,367)             -               -
Other noncurrent liabilities.............             -          6,209               -              -           6,209
                                             ----------     ----------      ----------     ----------      ----------
        Total liabilities................       277,643        372,978          (4,069)          (991)        645,561
Redeemable equity........................           681              -               -              -             681
Nonredeemable stockholders' equity:
   Common stock and other stockholders'
     equity..............................       218,548        185,660               -       (186,915)        217,293
   Retained earnings (accumulated deficit)     (202,768)        49,634           4,966        (54,600)       (202,768)
                                             ----------     ----------      ----------     ----------      ----------
        Total nonredeemable stockholders'
           equity........................        15,780        235,294           4,966       (241,515)         14,525
                                             ----------     ----------      ----------     ----------      ----------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity..........    $  294,104     $  608,272      $      897     $ (242,506)     $  660,767
                                             ==========     ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                               YEAR ENDED DECEMBER 31, 2000 (RESTATED)
                                             --------------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                               COMPANY      SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                             -----------    ------------    ------------   ------------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................   $        -     $ 1,485,732      $        -     $        -     $  1,485,732
   Non-fuel...............................            -         554,219               -              -          554,219
   Rent and royalties.....................            -          16,447           7,014         (4,639)          18,822
                                             ----------     -----------      ----------     ----------     ------------
   Total revenues.........................            -       2,056,398           7,014         (4,639)       2,058,773
Cost of goods sold (excluding
   depreciation)..........................            -       1,610,920               -              -        1,610,920
                                             ----------     -----------      ----------     ----------     ------------
Gross profit (excluding depreciation).....            -         445,478           7,014         (4,639)         447,853
Operating expenses........................            -         309,746           4,729         (4,639)         309,836
Selling, general and
    administrative expenses...............          607          31,689           5,864              -           38,160
Transition expense........................            -             996               -              -              996
Merger and recapitalization expenses......       22,004               -               -              -           22,004
Depreciation and amortization expense.....            -          62,690               -              -           62,690
(Gain) loss on sale of property and
    equipment....... ......................            -          (1,462)              -              -           (1,462)
Stock compensation expense (benefit)......            -          (1,362)              -              -           (1,362)
                                             ----------     -----------      ----------     ----------     ------------
Income (loss) from operations.............      (22,611)         43,181          (3,579)             -           16,991
Equity income (loss)......................        1,209             580               -         (1,209)             580
Interest and other financial costs, net...      (11,078)        (36,071)             (3)             -          (47,152)
                                             ----------     -----------      ----------     ----------     ------------
Income (loss) before income taxes and
   extraordinary item.....................      (32,480)          7,690          (3,582)        (1,209)         (29,581)
Provision (benefit) for income taxes......       (7,607)          4,162          (1,263)             -           (4,708)
                                             ----------     -----------      ----------     ----------     ------------
Income (loss) before extraordinary item...      (24,873)          3,528          (2,319)        (1,209)         (24,873)
Extraordinary loss (less applicable income
   tax benefit)...........................      (13,800)              -               -              -          (13,800)
                                             ----------     -----------      ----------     ----------     ------------
Net income (loss).........................      (38,673)          3,528          (2,319)        (1,209)         (38,673)
Less: preferred dividends accretion.......       (8,255)              -               -              -           (8,255)
                                             ----------     -----------      ----------     ----------     ------------
Income (loss) available to common
   stockholders...........................   $  (46,928)    $     3,528      $   (2,319)    $   (1,209)    $    (46,928)
                                             ==========     ===========      ==========     ==========     ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                           YEAR ENDED DECEMBER 31, 2001 (RESTATED)
                                             ----------------------------------------------------------------------
                                               PARENT        GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             -----------   ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................   $        -    $  1,331,807    $        -     $        -   $  1,331,807
   Non-fuel...............................            -         585,314             -              -        585,314
   Rent and royalties.....................            -          15,395         6,510         (4,414)        17,491
                                             ----------    ------------    ----------     ----------   ------------
   Total revenues.........................            -       1,932,516         6,510         (4,414)     1,934,612
Cost of goods sold  (excluding
   depreciation)..........................            -       1,467,753             -              -      1,467,753
                                             ----------    ------------    ----------     ----------   ------------
Gross profit (excluding depreciation).....            -         464,763         6,510         (4,414)       466,859
Operating expenses........................            -         325,608         4,474         (4,414)       325,668
Selling, general and
   administrative expenses................          958          35,343         2,382              -         38,683
Depreciation and amortization expense.....            -          64,347             -              -         64,347
(Gain) loss on sale of property and
   equipment..............................            -          (1,788)            -              -         (1,788)
                                             ----------    ------------    ----------     ----------   ------------
Income (loss) from operations.............         (958)         41,253          (346)             -         39,949
Equity income (loss)......................        6,194             400             -         (6,194)           400
Interest and other financial costs, net...      (25,444)        (32,480)            -              -        (57,924)
                                             ----------    ------------    ----------     ----------   ------------
Income (loss) before income taxes.........      (20,208)          9,173          (346)        (6,194)       (17,575)
Provision (benefit) for income taxes......      (10,154)          2,788          (155)             -         (7,521)
                                             ----------    ------------    ----------     ----------   ------------
Net income (loss).........................   $  (10,054)   $      6,385    $     (191)    $   (6,194)  $    (10,054)
                                             ==========    ============    ==========     ==========   ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                            YEAR ENDED DECEMBER 31, 2002 (RESTATED)
                                             ----------------------------------------------------------------------
                                               PARENT       GUARANTOR    NONGUARANTOR
                                               COMPANY    SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                             ----------   ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel....................................  $        -    $1,237,989     $        -     $        -     $1,237,989
   Non-fuel................................           -       617,342              -              -        617,342
   Rent and royalties......................           -        13,842          6,036         (4,339)        15,539
                                             ----------    ----------     ----------     ----------     ----------
   Total revenues..........................           -     1,869,173          6,036         (4,339)     1,870,870
Cost of goods sold  (excluding
   depreciation)...........................           -     1,389,680              -              -      1,389,680
                                             ----------    ----------     ----------     ----------     ----------
Gross profit (excluding depreciation)......           -       479,493          6,036         (4,339)       481,190
Operating expenses.........................           -       332,159          4,403         (4,339)       332,223
Selling, general and
    administrative expenses................         813        35,524          1,481              -         37,818
Depreciation and amortization expense......           -        60,301              -              -         60,301
(Gain) loss on sale of property and
   equipment...............................           -        (1,089)             -              -         (1,089)
                                             ----------    ----------     ----------     ----------     ----------
Income (loss) from operations..............        (813)       52,598            152              -         51,937
Equity income (loss).......................      16,976           718              -        (16,976)           718
Interest and other financial costs, net....     (22,409)      (29,014)             -              -        (51,423)
                                             ----------    ----------     ----------     ----------     ----------
Income (loss) before income taxes..........      (6,246)       24,302            152        (16,976)         1,232
Provision (benefit) for income taxes.......      (7,517)        7,420             58              -            (39)
                                             ----------    ----------     ----------     ----------     ----------
Net income loss............................  $    1,271    $   16,882     $       94     $  (16,976)    $    1,271
                                             ==========    ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                YEAR ENDED DECEMBER 31, 2000 (RESTATED)
                                                  ----------------------------------------------------------------------
                                                    PARENT       GUARANTOR    NONGUARANTOR
                                                    COMPANY    SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                                  ----------   ------------   ------------  ------------    ------------
                                                                       (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:                          $  (15,493)   $   82,374     $   (1,775)    $        -     $   65,106
                                                  ----------    ----------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions.....................              -        (9,675)             -              -         (9,675)
   Proceeds from sales of property and
      equipment..............................              -           667              -              -            667
   Capital expenditures......................              -       (68,107)             -              -        (68,107)
                                                  ----------    ----------     ----------     ----------     ----------
      Net cash used in investing
        activities...........................              -       (77,115)             -              -        (77,115)
                                                  ----------    ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances................              -           846              -              -            846
   Revolving loan borrowings
      (repayments), net......................         25,300             -              -              -         25,300
   Long-term debt borrowings.................        510,962             -              -              -        510,962
   Long-term debt repayments.................       (387,942)         (743)             -              -       (388,685)
   Proceeds from issuance of stock...........        208,717             -              -              -        208,717
   Repurchase of equity securities...........       (267,055)            -              -              -       (267,055)
   Debt issuance costs.......................        (32,932)            -              -              -        (32,932)
   Stock issuance costs......................         (3,015)            -              -              -         (3,015)
   Premiums paid on debt extinguishment......        (12,778)            -              -              -        (12,778)
   Merger and recapitalization expenses......        (18,253)            -              -              -        (18,253)
   Other.....................................              -          (119)             -              -           (119)
   Intercompany advances.....................        (16,665)       14,890          1,775              -              -
                                                  ----------    ----------     ----------     ----------     ----------
      Net cash (used in) provided by
        financing activities.................         15,493         5,720          1,775              -         22,988
                                                  ----------    ----------     ----------     ----------     ----------
        Net increase (decrease) in cash......              -        10,979              -              -         10,979
Cash at the beginning of the year............              -        18,040              -              -         18,040
                                                  ----------    ----------     ----------     ----------     ----------
Cash at the end of the year..................     $        -    $   29,019     $        -     $        -     $   29,019
                                                  ==========    ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                             YEAR ENDED DECEMBER 31, 2001 (RESTATED)
                                               ----------------------------------------------------------------------
                                                 PARENT       GUARANTOR    NONGUARANTOR
                                                 COMPANY    SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                               ----------   ------------   ------------  ------------    ------------
                                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:                       $  (24,614)   $   54,809     $      186    $        -      $   30,381
                                               ----------    ----------     ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sales of property and
      equipment.............................            -         8,256              -             -           8,256
   Capital expenditures.....................            -       (54,490)             -             -         (54,490)
                                               ----------    ----------     ----------    ----------      ----------
      Net cash used in investing
        activities..........................            -       (46,234)             -             -         (46,234)
                                               ----------    ----------     ----------    ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances...............            -         6,725              -             -           6,725
   Revolving loan borrowings (repayments,
      net)..................................        3,600             -              -             -           3,600
   Long-term debt repayments................            -          (165)             -             -            (165)
   Proceeds from issuance of stock..........           38             -              -             -              38
   Debt issuance costs......................         (160)            -              -             -            (160)
   Premiums paid on debt extinguishment.....         (899)            -              -             -            (899)
   Merger and recapitalization
      expenses paid.........................       (2,417)            -              -             -          (2,417)
   Intercompany advances....................       24,452       (24,266)           186             -               -
                                               ----------    ----------     ----------    ----------      ----------
      Net cash (used in) provided by
        financing activities................       24,614       (17,706)           186             -           6,722
                                               ----------    ----------     ----------    ----------      ----------
        Net increase (decrease) in cash.....            -        (9,131)             -             -          (9,131)
Cash at the beginning of the year...........            -        29,019              -             -          29,019
                                               ----------    ----------     ----------    ----------      ----------
Cash at the end of the year.................   $        -    $   19,888     $        -    $        -      $   19,888
                                               ==========    ==========     ==========    ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                          YEAR ENDED DECEMBER 31, 2002 (RESTATED)
                                            ----------------------------------------------------------------------
                                              PARENT       GUARANTOR    NONGUARANTOR
                                              COMPANY    SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS    CONSOLIDATED
                                            ----------   ------------   ------------  ------------    ------------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
   OPERATING ACTIVITIES:                    $   (7,105)   $   82,379     $      300    $        -      $   75,574
                                            ----------    ----------     ----------    ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions..................           -        (4,243)             -             -          (4,243)
   Proceeds from sales of property and
      equipment...........................           -         4,773              -             -           4,773
   Capital expenditures...................           -       (42,640)             -             -         (42,640)
                                            ----------    ----------     ----------    ----------      ----------
      Net cash used in investing
        activities........................           -       (42,110)             -             -         (42,110)
                                            ----------    ----------     ----------    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances.............           -       (14,062)             -             -         (14,062)
   Revolving loan borrowings (repayments,
      net)................................     (21,500)            -              -             -         (21,500)
   Long-term debt repayments..............      (3,280)         (129)             -             -          (3,409)
   Proceeds from issuance of stock........         116             -              -             -             116
   Debt issuance costs....................        (300)            -              -             -            (300)
   Merger and recapitalization
      expenses paid.......................        (150)            -              -             -            (150)
   Intercompany advances..................      32,219       (31,919)          (300)            -               -
                                            ----------    ----------     ----------    ----------      ----------
      Net cash (used in) provided by
        financing activities..............       7,105       (46,110)          (300)            -         (39,305)
                                            ----------    ----------     ----------    ----------      ----------
        Net increase (decrease) in cash...           -        (5,841)             -             -          (5,841)
Cash at the beginning of the year.........           -        19,888              -             -          19,888
                                            ----------    ----------     ----------    ----------      ----------
Cash at the end of the year...............  $        -    $   14,047     $        -    $        -      $   14,047
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

         As a result of comments received from the Division of Corporation Finance of the SEC, the Company decided to restate its previously issued financial statements. In preparation of our response to the SEC, our Chief Executive Officer and Chief Financial Officer, after conducting an evaluation, together with other members of our senior management, conducted a re-evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of that re-evaluation, we have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 (c)) were not effective to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") were recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC").

         Specifically, our disclosure controls and procedures were found to be ineffective in identifying accounting errors related to recording operating lease rent expense and debt discount related to detachable warrants in conformity with generally accepted accounting principles. With respect to operating lease expense, we were unfamiliar with the provisions of various accounting standards that require recognition of lease expense on a straight-line basis regardless of the rental payment amounts each period. With respect to accounting for the detachable warrants issued with our Subordinated Notes, we properly accounted for the initial warrants but chose not to account for the contingent warrants until they were released from escrow. In hindsight, this accounting treatment was inappropriate. Each of these instances of accounting errors was limited to specific contracts of a type that are not frequently entered into by the Company. In response to the matters identified as restatement adjustments, management has taken significant steps to strengthen control processes and procedures in order to identify and rectify past accounting errors and prevent the recurrence of the circumstances that resulted in the need to restate prior period financial statements. In 2003, we corrected the identified weaknesses in our disclosure controls and procedures that led to the above errors by taking the following steps, among others:

    - Reviewed 100% of our operating lease agreements to identify all instances of scheduled rent escalation and contingent rentals;

    -    Reviewed our accounting for all debt issuances issued at a discount;

    - Instituted enhanced communication processes with our independent accountants to better ensure that our accounting for the limited number of significant transactions we complete is appropriate and the related disclosures adequate.

         In addition, in 2003 we created a formal disclosure committee that includes a cross functional team of senior personnel from the legal and finance departments, which is responsible for reviewing SEC periodic filings for adequacy of disclosure and communicating material findings to our CEO and CFO.

         There can be no assurances, however, that new problems will not be found in the future. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. We believe that our system of internal controls and our disclosure controls and procedures have been adequately designed and are operating effectively to provide reasonable assurance that the objectives of these control systems have been and will be met.

         Subsequent to the end of the period covered by this report, after the need for a restatement of our previously issued financial statements was determined, an evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures by senior management. Based on that evaluation, our management, including the CEO and CFO, concluded that these procedures and controls are effective, given the cautions stated above.

(b)      Changes in internal controls.

         Since the end of the period covered by this report, we have made the changes in our internal controls described above. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation of our internal controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.       Documents filed as part of this report:

         1.       Financial Statements

         Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 45 of this annual report.

         2.       Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts

                                 Balance at    Charged     Charged to                   Balance at
                                 Beginning    (Credited)     Other        Deductions      End of
                                 of Period    To Income     Accounts    from Reserves     Period
                                 ----------   ----------   ----------   -------------   ----------
                                                     (In Thousands of Dollars)
Year Ended December 31, 2000
(Restated):
Deducted from accounts and
notes receivable for doubtful
accounts......................   $    3,481   $    1,560   $    340(a)  $     (163)(b)  $    5,218

Year Ended December 31, 2001
(Restated):
Deducted from accounts and
notes receivable for doubtful
accounts......................   $    5,218   $        -   $      -     $   (2,833)(b)  $    2,385

Year Ended December 31, 2002
(Restated):
Deducted from accounts and
notes receivable for doubtful
accounts......................   $    2,385   $    1,100   $      -     $   (1,076)(b)  $    2,409

         (a) Amounts charged against gain on sale of property and equipment.

         (b) Uncollectible accounts and notes receivable charged off, net of amounts recovered.

         All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

         3.       Exhibits

         Reference is made to the Exhibit Index set forth at page 3 of this annual report.

B.       Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

D.       Financial Statements of Significant Fifty Percent or Less Owned Persons

         The financial statements of Simons Petroleum, Inc. for its fiscal year ended June 30, 2002 that are required to be included herein were not yet available as of the time of this filing. As soon as they are available, we will file those statements as a second amendment to our Form 10-K for the year ended December 31, 2002.

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

                                           TRAVELCENTERS OF AMERICA, INC.

     February 26, 2004                     By: /s/ James W. George
---------------------------                    ---------------------------------
         (Date)                                Name:  James W. George
                                               Title: Executive Vice President,
                                                      Chief Financial Officer
                                                      and Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

        Signature                                 Title                                Date
        ---------                                 -----                                ----
/s/ Edwin P. Kuhn                Chairman of the Board of Directors             February 26, 2004
-------------------------          Chief Executive Officer
    Edwin P. Kuhn                  (Principal Executive Officer)

/s/ James W. George              Executive Vice President, Chief Financial      February 26, 2004
-------------------------          Officer and Secretary (Principal
    James W. George                Financial Officer and Principal
                                   Accounting Officer)

/s/ Robert J. Branson            Director                                       February 26, 2004
-------------------------
    Robert J. Branson

/s/ Michael Greene               Director                                       February 26, 2004
-------------------------
    Michael Greene

/s/ Steven B. Gruber             Director                                       February 26, 2004
-------------------------
    Steven B. Gruber

/s/ Louis J. Mischianti          Director                                       February 26, 2004
-------------------------
    Louis J. Mischianti

/s/ Rowan G. P. Taylor           Director                                       February 26, 2004
-------------------------
    Rowan G. P. Taylor

                                  EXHIBIT INDEX

Exhibit
 Number                                                Exhibit
-------     ----------------------------------------------------------------------------------------------    ---
  2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000........................    (d)

  2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,
            2000..........................................................................................    (e)

  3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc............    (e)

  3.2       Amended and Restated By-laws of TravelCenters of America, Inc.................................    (g)

  3.3       Restated Certificate of Incorporation of TA Operating Corporation.............................    (a)

  3.4       Amended and Restated By-laws of TA Operating Corporation......................................    (a)

  3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc........................    (e)

  3.6       By-laws of TA Licensing, Inc..................................................................    (e)

  3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P...........................    (e)

  3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P.............................    (e)

  3.9       Certificate of Conversion from a Corporation to a Limited Liability Company of
            TravelCenters Realty, Inc.....................................................................    (i)

  3.10      Certificate of Formation of TravelCenters Realty, L.L.C.......................................    (i)

  3.11      Operating Agreement of TravelCenters Realty, L.L.C............................................    (i)

  3.12      Certificate of Formation of TA Travel, L.L.C..................................................    (e)

  3.13      Operating Agreement of TA Travel, L.L.C.......................................................    (e)

  4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,
            TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
            Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company..........    (e)

  4.2       Form of 12-3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1)...................    (e)

  4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
            TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
            Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
            Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
            Securities Corporation........................................................................    (e)

  4.4       Form of Warrant Certificate (included in Exhibit 10.21).......................................    (e)

  4.5       Form of Common Stock Certificate..............................................................    (f)

 10.1       Amended and Restated Credit Agreement dated as of November 14, 2000...........................    (e)

 10.2       Stockholders' Agreement among TravelCenters of America, Inc., Oak Hill Capital
            Partners, L.P., Oak Hill Capital Management Partners, L.P., Olympus Growth Fund III,
            L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor
            Clipper Equity Partners (Foreign), L.P., UBS Capital America II, LLC, Credit Suisse
            First Boston LFG Holdings 2000, LLC and Freightliner LLC dated as of November 14, 2000........    (e)

 10.3       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
            of July 21, 1999..............................................................................    (c)

Exhibit
 Number                                                Exhibit
-------     ----------------------------------------------------------------------------------------------    ---
 10.4       Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
            dated as of November 9, 2000..................................................................    (e)

 10.5       Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
            National Auto/Truckstops, Inc. and TCA Network Funding, LP....................................    (c)

 10.6       Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
            National Auto/Truckstops, Inc. and TCA Network Funding, LP....................................    (c)

 10.7       Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
            Network Funding, LP and TA Operating Corporation..............................................    (h)

 10.8*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Timothy L. Doane..............................    (e)

 10.9*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and James W. George...............................    (e)

 10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter........................    (e)

 10.11*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn.................................    (e)

 10.12*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane....................    (e)

 10.13*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and James W. George.....................    (e)

 10.14*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter..............    (e)

 10.15*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn.......................    (e)

 10.16*     Employment Agreement, dated as of January 1, 2002, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Steven C. Lee.................................    (i)

 10.17*     Amendment No. 2 to Employment Agreement, dated as of December 31, 2002, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn.......................    (i)

 10.18*     Success Bonus Letter..........................................................................    (d)

 10.19      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
            and State Street Bank and Trust Company, as warrant agent.....................................    (e)

 10.20      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
            of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent.............    (e)

 10.21*     Form of Management Subscription Agreement.....................................................    (a)

 10.22*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
            Item 601 of Regulation S-K....................................................................    (b)

 10.23*     Form of Management Note.......................................................................    (b)

 10.24*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
            Regulation S-K................................................................................    (b)

Exhibit
 Number                                                Exhibit
-------     ----------------------------------------------------------------------------------------------    ---
 10.25*     2001 Stock Incentive Plan of TravelCenters of America, Inc. ..................................    (h)

 10.26*     Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement.......................    (h)

 21.1       List of Subsidiaries of TravelCenters of America, Inc.........................................    (i)

 31.1       Section 302 Certification of Chief Executive Officer..........................................     +

 31.2       Section 302 Certification of Chief Financial Officer..........................................     +

 32.1       Section 906 Certification of Chief Executive Officer..........................................     +

 32.2       Section 906 Certification of Chief Financial Officer..........................................     +

 99.1       Information Required by Part III of Form 10-K.................................................     +

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

(i) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2002, that was filed on March 26, 2003.

+        Filed herewith

*        Executive compensation plans.