Form 10-Q/A
period 2003-03-31
TRAVELCENTERS OF AMERICA INC
filed 2004-03-12
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                        Commission file number 333-52442

                               ------------------

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

                        Yes |X|                    No  | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                        Yes | |                    No  |X|

      As of December 31, 2003, there were outstanding 6,939,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                                INTRODUCTORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

      This Amendment No. 1 on Form 10-Q/A is being filed to restate certain amounts (See Note 2 to our unaudited consolidated financial statements for a discussion of the restatement adjustments and the changes resulting from the restatement) and to revise disclosure and presentation of our consolidated financial statements for the three-month periods ended March 31, 2002 and 2003.

      The restatement resulted in: (1) entries to correct our accounting for operating lease rent expense, (2) entries to correct both our accounting for the recognition of debt discount related to stock warrants issued with debt and the amortization of that debt discount into interest expense, and (3) entries to record certain other restatement adjustments that generally reflect timing differences between years, the net effects of which were immaterial to our consolidated financial statements taken as a whole in the prior years in which they arose and a majority of which had been recorded in a subsequent period prior to 2003. The total effect of the various adjustments on our statement of operations was a $2.0 million reduction in our net earnings over the period from January 1, 1998 through March 31, 2003. The restatement adjustments had no effect on our previously reported cash balances, had no effect on our cash flows and liquidity and did not result in a violation of our debt covenants for any period. Neither the restatement adjustments nor our revised accounting for operating leases and debt discount amortization will have any effect on our future cash balances, cash expenditures or liquidity. However, our restated statement of cash flows data included herein reflects a reclassification, from inclusion in operating cash flows to inclusion in financing cash flows, of the effect on cash of the increase or decrease each period of the amount of checks drawn in excess of bank balances. Further, we have reclassified our equity in the earnings of an affiliate from non-fuel revenues and to its own caption after income from operations. See the more complete discussion of the effects of the restatement adjustments on Adjusted EBITDA and our debt covenant compliance under the heading "Summary of Restatement Effects on Adjusted EBITDA and Debt Covenant Compliance" within the Liquidity and Capital Resources section of Management's Discussion and Analysis.

AMENDED ITEMS

      We hereby amend the following items, financial statements, exhibits or other portions of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, as set forth herein. Each item of the financial statements and disclosures that was affected by the restatement has been amended and restated. Generally, no attempt has been made in this Amendment to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q. Generally, other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 14, 2003.

      The amended items are as follows:

Part I

Item 1. Unaudited Financial Statements.

      Our unaudited consolidated financial statements are amended to read in their entirety as set forth at pages 4 through 22.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

      The information set forth under the caption "Management's Discussion and Analysis" is amended to read in its entirety as set forth at pages 23 through 33 herein.

Item 4. Controls and Procedures.

      The information set forth under the caption "Controls and Procedures" is amended to read in its entirety as set forth at pages 33 through 34 herein.

Part II

Item 6. Exhibits and Reports on Form 8-K.

      The exhibits and reports on Form 8-K information is amended to read in its entirety as set forth at page 34 herein.

                  INDEX                                                                 PAGE NO.
                  -----                                                                 --------
PART I.           FINANCIAL INFORMATION


         Item 1.  Unaudited Consolidated Balance Sheet (restated) as of
                  December 31, 2002 and March 31, 2003 ..............................       4

                  Unaudited Consolidated Statement of Operations and
                  Comprehensive Income (restated) for the three months ended
                  March 31, 2002 and 2003 ...........................................       5

                  Unaudited Consolidated Statement of Cash Flows (restated)
                  for the three months ended March 31, 2002 and 2003 ................       6

                  Unaudited Statement of Nonredeemable Stockholders' Equity
                  (restated) for the three months ended March 31, 2002 and 2003 .....       7

                  Selected Notes to Unaudited Consolidated Financial Statements .....       8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .........................................      23

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk .......................................................      33

         Item 4.  Controls and Procedures ...........................................      33

PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings .................................................      34

         Item 4.  Submission of Matters to a Vote of Security Holders ...............      34

         Item 6.  Exhibits and Reports on Form 8-K ..................................      34

SIGNATURE ...........................................................................      35

                         TRAVELCENTERS OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                                      DECEMBER 31,         MARCH 31,
                                                                                                          2002               2003
                                                                                                       (RESTATED)         (RESTATED)
                                                                                                      ------------        ----------
                                        ASSETS                                                          (IN THOUSANDS OF DOLLARS)
Current assets:
   Cash ......................................................................................         $  14,047          $  23,345
   Accounts receivable (less allowance for doubtful accounts of $2,025 for 2002
      and $1,943 for 2003) ...................................................................            44,295             59,011
   Inventories ...............................................................................            61,937             61,706
   Deferred income taxes .....................................................................             4,222              4,323
   Other current assets ......................................................................             8,164              7,773
                                                                                                       ---------          ---------
        Total current assets .................................................................           132,665            156,158
Property and equipment, net ..................................................................           444,197            445,941
Goodwill .....................................................................................            23,585             23,585
Deferred financing costs, net ................................................................            27,452             26,631
Deferred income taxes ........................................................................            17,781             19,228
Other noncurrent assets ......................................................................            15,087             15,145
                                                                                                       ---------          ---------
        Total assets .........................................................................         $ 660,767          $ 686,688
                                                                                                       =========          =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ......................................................         $   3,460          $   3,460
   Accounts payable ..........................................................................            58,512             74,713
   Other accrued liabilities .................................................................            51,339             58,995
                                                                                                       ---------          ---------
        Total current liabilities ............................................................           113,311            137,168
Commitments and contingencies ................................................................                --                 --
Long-term debt (net of unamortized discount) .................................................           523,934            526,036
Deferred income taxes ........................................................................             2,107              2,111
Other noncurrent liabilities .................................................................             6,209              8,465
                                                                                                       ---------          ---------
                                                                                                         645,561            673,780

Redeemable equity ............................................................................               681                900
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity .................................           217,293            217,307
   Accumulated deficit .......................................................................          (202,768)          (205,299)
                                                                                                       ---------          ---------
        Total nonredeemable stockholders' equity .............................................            14,525             12,008
                                                                                                       ---------          ---------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity ..........         $ 660,767          $ 686,688
                                                                                                       =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                                           THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                       ----------------------------
                                                                                                         2002                2003
                                                                                                      (RESTATED)          (RESTATED)
                                                                                                      ----------          ----------
                                                                                                         (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel ......................................................................................         $ 254,178          $ 414,193
   Non-fuel ..................................................................................           138,266            145,983
   Rent and royalties ........................................................................             3,990              3,515
                                                                                                       ---------          ---------
      Total revenues .........................................................................           396,434            563,691
Cost of goods sold (excluding depreciation):
   Fuel ......................................................................................           230,106            388,662
   Non-fuel ..................................................................................            56,180             59,537
                                                                                                       ---------          ---------
      Total cost of goods sold (excluding depreciation) ......................................           286,286            448,199
                                                                                                       ---------          ---------

Gross profit (excluding depreciation) ........................................................           110,148            115,492
Operating expenses ...........................................................................            80,673             82,845
Selling, general and administrative expenses .................................................             9,429             10,090
Depreciation and amortization expense ........................................................            14,093             14,573
(Gain) loss on sales of property and equipment ...............................................                 8                (32)
                                                                                                       ---------          ---------

Income from operations .......................................................................             5,945              8,016
Equity in earnings of affiliate ..............................................................               191                240
Interest and other financial costs, net ......................................................           (12,939)           (11,763)
                                                                                                       ---------          ---------

Loss before income taxes and the cumulative effect of a change in accounting
   principle .................................................................................            (6,803)            (3,507)
Benefit for income taxes .....................................................................            (2,056)            (1,229)
                                                                                                       ---------          ---------
Loss before the cumulative effect of a change in accounting principle ........................            (4,747)            (2,278)
Cumulative effect of a change in accounting principle, net of related taxes (Note 3)..........                --               (253)
                                                                                                       ---------          ---------

Net (loss) ...................................................................................            (4,747)            (2,531)

Other comprehensive income (expense), net of tax (Note 4):
   Unrealized gain on derivative instruments .................................................               618                 --
   Foreign currency translation adjustments ..................................................                --                233
                                                                                                       ---------          ---------

Comprehensive income (loss) ..................................................................         $  (4,129)         $  (2,298)
                                                                                                       =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               --------------------------
                                                                                                  2002            2003
                                                                                               (RESTATED)      (RESTATED)
                                                                                               ----------      ----------
                                                                                                (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) ...........................................................................      $  (4,747)      $  (2,531)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle, net of related tax .........             --             253
      Depreciation and amortization expense .............................................         14,093          14,573
      Amortization of deferred financing costs ..........................................            728             821
      Deferred income tax provision .....................................................         (2,249)         (1,537)
      Provision for doubtful accounts ...................................................            250             250
      (Gain) loss on sales of property and equipment ....................................              8             (32)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable .............................................................        (14,390)        (14,963)
        Inventories .....................................................................          3,833             317
        Other current assets ............................................................            604             402
        Accounts payable and other accrued liabilities ..................................         30,823          24,038
      Other, net ........................................................................         (1,415)         (1,538)
                                                                                               ---------       ---------

      Net cash provided by operating activities .........................................         27,538          20,053
                                                                                               ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ................................................................         (1,891)         (5,741)
   Proceeds from sales of property and equipment ........................................            772           1,083
   Capital expenditures .................................................................         (9,174)         (9,395)
                                                                                               ---------       ---------

      Net cash used in investing activities .............................................        (10,293)        (14,053)
                                                                                               ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances .......................         (7,370)          1,549
   Revolving loan borrowings (repayments), net ..........................................         (4,900)          2,600
   Long-term debt repayments ............................................................           (820)           (864)
   Merger and recapitalization expenses paid ............................................           (150)             --
                                                                                               ---------       ---------

      Net cash provided by (used in) financing activities ...............................        (13,240)          3,285
                                                                                               ---------       ---------

      Effect of exchange rate changes on cash ...........................................             --              13
                                                                                               ---------       ---------

        Net increase in cash ............................................................          4,005           9,298

Cash at the beginning of the period .....................................................         19,888          14,047
                                                                                               ---------       ---------

Cash at the end of the period ...........................................................      $  23,893       $  23,345
                                                                                               =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                   UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   -----------------------------
                                                                                       2002             2003
                                                                                   (RESTATED)         (RESTATED)
                                                                                   ----------         ----------
                                                                                     (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period ................................          $       3         $       3
                                                                                    =========         =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period ........................................          $ 217,290         $ 217,290
     Accretion of redeemable equity ......................................                 --              (219)
     Issuance of stock warrants ..........................................                 --                --
                                                                                    ---------         ---------

   Balance at end of period ..............................................          $ 217,290         $ 217,071
                                                                                    =========         =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Balance at beginning of period ......................................          $  (1,920)        $      --
     Change in fair value of interest rate protection agreement, net
     of tax ..............................................................                618                --
   Foreign currency translation adjustments, net of tax ..................                 --               233
                                                                                    ---------         ---------

   Balance at end of period ..............................................          $  (1,302)        $     233
                                                                                    =========         =========

ACCUMULATED DEFICIT:
   Balance at beginning of period ........................................          $(204,039)        $(202,768)
     Net loss ............................................................             (4,747)           (2,531)
                                                                                    ---------         ---------

   Balance at end of period ..............................................          $(208,786)        $(205,299)
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

2.    RESTATEMENT

      The accompanying balance sheets as of December 31, 2002 and March 31, 2003, and the accompanying statements of operations and comprehensive income, of cash flows and of nonredeemable stockholders' equity for the three-month periods ended March 31, 2002 and 2003 have been restated. The adjustments related to the following:

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the three-month period ended March 31, 2002, the adjustment to correct our operating lease expense accounting resulted in a decrease in operating expenses of $142,000. Our accounting for all of our operating leases was brought into compliance with the applicable pronouncements beginning with the first quarter of 2003 and, accordingly, no adjustment to our 2003 first quarter results as a result of this matter is required.

      Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. We had previously recorded this additional amount of debt discount in March 2003 when the contingent warrants became exercisable. In March 2003, we also previously recorded an additional $283,000 of debt discount amortization to bring the debt discount to its proper balance as of March 31, 2003. For the three-month periods ended March 31, 2002, and 2003, the effect on interest expense of the adjustments to correct our accounting were an increase of $33,000 and a decrease of $283,000, respectively.

      Equity in earnings of affiliate. We have reclassified the amounts of equity earnings recognized each period from non-fuel revenues to a separate line in the statement of operations after income from operations. The equity income recognized in the three-month periods ended March 31, 2002 and 2003 were $191,000 and $240,000, respectively.

      Other adjustments. In addition, we have made certain other restatement adjustments, including adjustments to the tax provision, that had not been recorded in the years in which they arose and which were determined to be immaterial to our consolidated financial statements taken as a whole in those prior years. These restatement adjustments generally reflect timing errors between years and most of the adjustments had been recorded in the year following the year they arose. Accordingly, the primary effect of these other adjustments was to present the amounts in the proper year or quarter. As of December 31, 2002, the net effect of reflecting these other restatement adjustments in the proper periods was a $0.5 million net increase in our accumulated deficit (a net reduction in our total nonredeemable stockholders' equity), which primarily was related to previously unrecorded depreciation expense-related adjustments.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                         -----------------------
                                                                                           2002           2003
                                                                                         --------       --------
                                                                                        (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to income (loss)
before income taxes:

   Straight-line lease rent expense .............................................        $    142       $     --
   Debt discount amortization ...................................................             (33)           283
   Other matters ................................................................             (89)           112
                                                                                         --------       --------

   Net effect of restatement adjustments on  income (loss) before income taxes -
     increase (decrease) in income (loss) before income taxes ...................        $     20       $    395
                                                                                         ========       ========

Summary of restatement adjustments by caption - increase (decrease) to income
(loss) before income taxes:

   Total revenues ...............................................................        $   (621)      $   (240)
   Operating expenses ...........................................................              39             --
   Selling, general and administrative expenses .................................             326             --
   Depreciation and amortization expenses .......................................             118            112
   Equity in earnings of affiliate ..............................................             191            240
   Interest and other financial costs, net ......................................             (33)           283
                                                                                         --------       --------
   Net effect of restatement adjustments on  income (loss) before income taxes -
     increase (decrease) in income (loss) .......................................        $     20       $    395
                                                                                         ========       ========

      Summary of Restated Financial Data. The following tables present a summary of our balance sheet, statement of operations and statement of cash flows data as previously reported and as restated as a result of the restatement adjustments summarized above.

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------------------------------------
                                                                                 2002                          2003
                                                                     ----------------------------   -----------------------------
                                                                     AS PREVIOUSLY                  AS PREVIOUSLY
                                                                       REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                                                     --------------   -----------   -------------     -----------
                                                                                       (IN THOUSANDS OF DOLLARS)
Statement of operations data:
   Total revenues ...............................................      $ 397,055       $ 396,434       $ 563,931       $ 563,691
   Cost of goods sold (excluding depreciation) ..................        286,286         286,286         448,199         448,199
   Gross profit (excluding depreciation) ........................        110,769         110,148         115,732         115,492
   Operating expenses ...........................................         80,712          80,673          82,845          82,845
   Selling, general and administrative expenses .................          9,755           9,429          10,090          10,090
   Depreciation and amortization expense ........................         14,211          14,093          14,685          14,573
   Gain on sales of property and equipment ......................              8               8             (32)            (32)
                                                                       ---------       ---------       ---------       ---------
   Income from operations .......................................          6,083           5,945           8,144           8,016
   Equity in earnings of affiliate ..............................             --             191              --             240
   Interest and other financial costs, net ......................        (12,906)        (12,939)        (12,046)        (11,763)
   Provision (benefit) for income taxes .........................         (2,063)         (2,056)         (1,384)         (1,299)
   Cumulative effect of a change in accounting principles, net ..             --              --            (253)           (253)
                                                                       ---------       ---------       ---------       ---------
   Net income (loss) ............................................      $  (4,760)      $  (4,747)      $  (2,771)      $  (2,531)
                                                                       =========       =========       =========       =========

   Accumulated deficit at beginning of period ...................      $(201,588)      $(204,039)      $(200,578)      $(202,768)
                                                                       =========       =========       =========       =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement of cash flows data:
   Cash provided by operating activities ...................         $ 20,168          $ 27,538          $ 21,602          $ 20,053
   Cash used in investing activities .......................          (10,293)          (10,293)          (14,053)          (14,053)
   Cash provided by (used in) financing activities .........           (5,870)          (13,240)            1,736             3,285
   Effect of exchange rate changes on cash taxes ...........               --                --                13                13
                                                                     --------          --------          --------          --------
         Net increase (decrease) in cash ...................         $  4,005          $  4,005          $  9,298          $  9,298
                                                                     ========          ========          ========          ========

                                                                        DECEMBER 31, 2002               MARCH 31, 2003
                                                                  --------------------------    ----------------------------
                                                                AS PREVIOUSLY                   AS PREVIOUSLY
                                                                   REPORTED       AS RESTATED      REPORTED       AS RESTATED
                                                                -------------     ----------    -------------     ----------
                                                                                  (IN THOUSANDS OF DOLLARS)
Balance sheet data:

   Cash .....................................................      $  14,047       $  14,047       $  23,345       $  23,245
   Accounts receivable, net .................................         44,295          44,295          59,011          59,011
   Inventories ..............................................         61,937          61,937          61,706          61,706
   Deferred income taxes ....................................          4,221           4,222           4,323           4,323
   Other current assets .....................................          8,164           8,164           7,773           7,773
                                                                   ---------       ---------       ---------       ---------
     Total current assets ...................................        132,664         132,665         156,158         156,158
   Property and equipment, net ..............................        445,692         444,197         447,324         445,941
   Goodwill (1) .............................................         25,908          23,585          23,585          23,585
   Deferred financing costs, net ............................         27,452          27,452          26,631          26,631
   Deferred income taxes ....................................         16,069          17,781          17,554          19,228
   Other noncurrent assets ..................................         12,764          15,087          15,145          15,145
                                                                   ---------       ---------       ---------       ---------
     Total assets ...........................................      $ 660,549       $ 660,767       $ 686,397       $ 686,688
                                                                   =========       =========       =========       =========

   Current maturities of long-term debt .....................      $   3,460       $   3,460       $   3,460       $   3,460
   Accounts payable .........................................         58,512          58,512          74,713          74,713
   Other accrued liabilities ................................         51,440          51,339          58,986          58,995
                                                                   ---------       ---------       ---------       ---------
     Total current liabilities ..............................        113,412         113,311         137,159         137,168
   Long-term debt (net of unamortized discount)..............        525,131         523,934         525,699         526,036
   Deferred income taxes ....................................          2,364           2,107           2,361           2,111
   Other noncurrent liabilities .............................          3,696           6,209           5,954           8,465
                                                                   ---------       ---------       ---------       ---------
     Total liabilities ......................................        644,603         645,561         671,173         673,780
   Redeemable equity ........................................            681             681             900             900
   Common stock and other stockholders' equity ..............        215,843         217,293         217,673         217,307
   Accumulated deficit ......................................       (200,578)       (202,768)       (203,349)       (205,299)
                                                                   ---------       ---------       ---------       ---------
     Total nonredeemable stockholders' equity ...............         15,265          14,525          14,324          12,008
                                                                   ---------       ---------       ---------       ---------
     Total liabilities and equity ...........................      $ 660,549       $ 660,767       $ 686,397       $ 686,688
                                                                   =========       =========       =========       =========

(1) Until 2003, this caption formerly included all intangible assets. As restated, the balance includes only goodwill. The net carrying value of all of our other intangible assets as been reclassified into other noncurrent assets.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the three months ended March 31, 2003 was as follows (in thousands):

           Balance at January 1, 2002 ...........     $    589
           Liabilities incurred .................           --
           Liabilities settled ..................           --
           Accretion expense ....................           19
           Revisions to estimates ...............           --
                                                      --------
                                                      $    608
                                                      ========

      FIN 46R. In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate into our consolidated financial statements the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so. We adopted the disclosure requirements of FIN 46R in our consolidated financial statements for 2002.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

4.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                                                                        THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                     -------------------------
                                                                                                        2002            2003
                                                                                                     ---------       ---------
                                                                                                     (IN THOUSANDS OF DOLLARS)
      Related to gain or loss on derivative instruments ......................................       $     319       $      --
      Related to foreign currency translation adjustments ....................................              --             156
                                                                                                     ---------       ---------
          Total ..............................................................................       $     319       $     156
                                                                                                     =========       =========

5.    INVENTORIES

      Inventories consisted of the following:

                                                                                                    DECEMBER 31,     MARCH 31,
                                                                                                        2002            2003
                                                                                                    ------------     ---------
                                                                                                     (IN THOUSANDS OF DOLLARS)
      Non-fuel merchandise ...................................................................       $  55,460       $  55,371

      Petroleum products .....................................................................           6,477           6,335
                                                                                                     ---------       ---------

          Total inventories ..................................................................       $  61,937       $  61,706
                                                                                                     =========       =========

6.    GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the three months ended March 31, 2002 and 2003 were as follows:

                                                                                                       THREE MONTHS ENDED
                                                                                                             MARCH 31,
                                                                                                    --------------------------
                                                                                                        2002            2003
                                                                                                     ---------       ---------
                                                                                                     (IN THOUSANDS OF DOLLARS)
      Balance as of beginning of period ......................................................       $  19,343       $  23,585
      Goodwill recorded during the period ....................................................           1,225              --
                                                                                                     ---------       ---------
      Balance as of end of period ............................................................       $  20,568       $  23,585
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

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                                  DECEMBER 31,       MARCH 31,
                                                                                                      2002             2003
                                                                                                  ------------      ----------
                                                                                                    (IN THOUSANDS OF DOLLARS)
      Amortizable intangible assets:
          Noncompetition agreements ........................................................       $   17,200       $   17,200
             Leasehold interest ............................................................            1,724            1,724
             Other .........................................................................              849              849
                                                                                                   ----------       ----------
              Total amortizable intangible assets ..........................................           19,773           19,773
             Less - accumulated amortization ...............................................           18,848           19,322
                                                                                                   ----------       ----------
              Net carrying value of amortizable intangible assets ..........................              925              451
      Net carrying value of trademarks .....................................................            1,398            1,398
                                                                                                   ----------       ----------
              Intangible assets, net .......................................................       $    2,323       $    1,849
                                                                                                   ==========       ==========

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

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             --------------------------
                                                                                                2002            2003
                                                                                             (RESTATED)      (RESTATED)
                                                                                             ----------      ----------
                                                                                               (IN THOUSANDS OF DOLLARS)
Net (loss), as reported ................................................................     $   (4,747)     $   (2,531)
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net (loss) as reported ........................................             --              --
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects .....................           (176)           (171)
                                                                                             ----------      ----------
Pro forma net (loss) ...................................................................     $   (4,923)     $   (2,702)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                            ------------------------------
                                                                                                2002                2003
                                                                                            -----------        -----------
                                                                                                (IN THOUSANDS OF DOLLARS)
         Revolving loan borrowings ..................................................       $   120,800        $   144,600
         Revolving loan repayments ..................................................          (125,700)          (142,000)
                                                                                            -----------        -----------
           Revolving loan borrowings (repayments), net ..............................       $    (4,900)       $     2,600
                                                                                            ===========        ===========

         Cash paid during the period for:
           Interest .................................................................       $     6,053        $     4,592
           Income taxes (net of refunds) ............................................       $       100        $       195

      During the first quarter of 2002, we acquired $590,000 of inventory and property and equipment in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites and received a $100,000 note in payment for inventories sold in connection with the sale of a company-operated site.

10.   OTHER INFORMATION

      Interest and other financial costs consisted of the following:

                                                                                                   THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                            ------------------------------
                                                                                                2002               2003
                                                                                            -----------        -----------
                                                                                                (IN THOUSANDS OF DOLLARS)
         Cash interest expense ......................................................       $   (11,912)       $   (10,595)
         Cash interest income .......................................................                24                 19
         Amortization of discount on debt ...........................................              (323)              (366)
         Amortization of deferred financing costs ...................................              (728)              (821)
                                                                                            -----------        -----------
         Interest and other financial costs, net ....................................       $   (12,939)       $   (11,763)
                                                                                            ===========        ===========

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                       DECEMBER 31, 2002 (RESTATED)
                                               -----------------------------------------------------------------------
                                                PARENT       GUARANTOR      NONGUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ---------    ------------    ------------   -----------    ------------
                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash ..................................     $      --      $  14,047      $      --      $      --      $  14,047
   Accounts receivable, net ..............            --         44,429            857           (991)        44,295
   Inventories ...........................            --         61,937             --             --         61,937
   Deferred income taxes .................            --          4,182             40             --          4,222
   Other current assets ..................           445          7,719             --             --          8,164
                                               ---------      ---------      ---------      ---------      ---------
        Total current assets .............           445        132,314            897           (991)       132,665
Property and equipment, net ..............            --        444,197             --             --        444,197
Goodwill .................................            --         23,585             --             --         23,585
Deferred financing costs .................        27,452             --             --             --         27,452
Deferred income taxes ....................        23,696         (5,915)            --             --         17,781
Other noncurrent assets ..................           996         14,091             --             --         15,087
Investment in subsidiaries ...............       241,515             --             --       (241,515)            --
                                               ---------      ---------      ---------      ---------      ---------
        Total assets .....................     $ 294,104      $ 608,272      $     897      $(242,506)     $ 660,767
                                               =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt ..     $   3,280      $     180      $      --      $      --      $   3,460
   Accounts payable ......................            --         58,354            158             --         58,512
   Other accrued liabilities .............         2,979         48,211          1,140           (991)        51,339
                                               ---------      ---------      ---------      ---------      ---------
        Total current liabilities ........         6,259        106,745          1,298           (991)       113,311
Long-term debt (net of unamortized
   discount) .............................       521,243          2,691             --             --        523,934
Deferred income taxes ....................            --          2,107             --             --          2,107
Intercompany advances ....................      (249,859)       255,226         (5,367)            --             --
Other noncurrent liabilities .............            --          6,209             --             --          6,209
                                               ---------      ---------      ---------      ---------      ---------
        Total liabilities ................       277,643        372,978         (4,069)          (991)       645,561
Redeemable equity ........................           681             --             --             --            681
Nonredeemable stockholders' equity:
   Common stock and other stockholders'
     equity ..............................       218,548        185,660             --       (186,915)       217,293
   Retained earnings (accumulated deficit)      (202,768)        49,634          4,966        (54,600)      (202,768)
                                               ---------      ---------      ---------      ---------      ---------
        Total nonredeemable stockholders'
           equity ........................        15,780        235,294          4,966       (241,515)        14,525
                                               ---------      ---------      ---------      ---------      ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity ..........     $ 294,104      $ 608,272      $     897      $(242,506)     $ 660,767
                                               =========      =========      =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         MARCH 31, 2003 (RESTATED)
                                              -----------------------------------------------------------------------
                                                PARENT      GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------  ------------    ------------    ------------
                                                                   (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash .................................     $      --      $  22,976      $     369      $      --      $  23,345
   Accounts receivable, net .............            --         59,183            792           (964)        59,011
   Inventories ..........................            --         61,615             91             --         61,706
   Deferred income taxes ................            --          4,283             40             --          4,323
   Other current assets .................           317          7,406             99            (49)         7,773
                                              ---------      ---------      ---------      ---------      ---------
        Total current assets ............           317        155,463          1,391         (1,013)       156,158
Property and equipment, net .............            --        440,303          5,638             --        445,941
Goodwill ................................            --         23,585             --             --         23,585
Deferred financing costs, net ...........        26,631             --             --             --         26,631
Deferred income taxes ...................        25,048         (5,820)            --             --         19,228
Other noncurrent assets .................           978         14,167             --             --         15,145
Investment in subsidiaries ..............       242,998          1,794             --       (244,792)            --
                                              ---------      ---------      ---------      ---------      ---------
        Total assets ....................     $ 295,972      $ 629,492      $   7,029      $(245,805)     $ 686,688
                                              =========      =========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt .     $   3,280      $     180      $      --      $      --      $   3,460
   Accounts payable .....................            --         74,472            241             --         74,713
   Other accrued liabilities ............         8,440         50,162          1,406         (1,013)        58,995
                                              ---------      ---------      ---------      ---------      ---------
        Total current liabilities .......        11,720        124,814          1,647         (1,013)       137,168
Long-term debt (net of unamortized
   discount) ............................       523,361          2,675             --             --        526,036
Deferred income taxes ...................            --          2,111             --             --          2,111
Intercompany payable (receivable) .......      (253,038)       254,577         (1,539)            --             --
Other noncurrent liabilities ............            --          8,465             --             --          8,465
                                              ---------      ---------      ---------      ---------      ---------
        Total liabilities ...............       282,043        392,642            108         (1,013)       673,780

Redeemable equity .......................           900             --             --             --            900

Nonredeemable stockholders' equity:
   Common stock and other
    nonredeemable stockholders' equity ..       218,328        185,818          1,891       (188,730)       217,307
   Retained earnings
    (accumulated deficit) ...............      (205,299)        51,032          5,030        (56,062)      (205,299)
                                              ---------      ---------      ---------      ---------      ---------
        Total nonredeemable stockholders'
           equity .......................        13,029        236,850          6,921       (244,792)        12,008
                                              ---------      ---------      ---------      ---------      ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity .........     $ 295,972      $ 629,492      $   7,029      $(245,805)     $ 686,688
                                              =========      =========      =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                             THREE MONTHS ENDED MARCH 31, 2002 (RESTATED)
                                                --------------------------------------------------------------------
                                                  PARENT      GUARANTOR     NONGUARANTOR
                                                 COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                ---------    ------------   ------------  ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel ...................................     $      --      $ 254,178      $      --     $      --      $ 254,178
   Non-fuel ...............................            --        138,266             --            --        138,266
   Rent and royalties .....................            --          3,589          1,424        (1,023)         3,990
                                                ---------      ---------      ---------     ---------      ---------
   Total revenues .........................            --        396,033          1,424        (1,023)       396,434
Cost of goods sold (excluding depreciation)            --        286,286             --            --        286,286
                                                ---------      ---------      ---------     ---------      ---------
Gross profit (excluding depreciation) .....            --        109,747          1,424        (1,023)       110,148

Operating expenses ........................            --         80,657          1,039        (1,023)        80,673
Selling, general and
    administrative expenses ...............           195          8,849            385            --          9,429
Depreciation and amortization expense .....            --         14,093             --            --         14,093
Loss on sales of property and equipment ...            --              8             --            --              8
                                                ---------      ---------      ---------     ---------      ---------
Income (loss) from operations .............          (195)         6,140             --            --          5,945
Equity income (loss) ......................           824            191             --          (824)           191
Interest and other financial costs, net ...        (8,428)        (4,511)            --            --        (12,939)
                                                ---------      ---------      ---------     ---------      ---------
Income (loss) before income taxes .........        (7,799)         1,820             --          (824)        (6,803)
Provision (benefit) for income taxes ......        (3,052)           996             --            --         (2,056)
                                                ---------      ---------      ---------     ---------      ---------
Net income (loss) .........................     $  (4,747)     $     824      $      --     $    (824)     $  (4,747)
                                                =========      =========      =========     =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               THREE MONTHS ENDED MARCH 31, 2003 (RESTATED)
                                                 --------------------------------------------------------------------------
                                                   PARENT       GUARANTOR      NONGUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                 ---------     ------------    ------------    ------------    ------------
                                                                        (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel ...................................      $      --       $ 412,129       $   2,064       $      --       $ 414,193
   Non-fuel ...............................             --         145,370             613              --         145,983
   Rent and royalties .....................             --           3,120           1,359            (964)          3,515
                                                 ---------       ---------       ---------       ---------       ---------
   Total revenues .........................             --         560,619           4,036            (964)        563,691
Cost of goods sold (excluding depreciation)             --         445,981           2,218              --         448,199
                                                 ---------       ---------       ---------       ---------       ---------
Gross profit (excluding depreciation) .....             --         114,638           1,818            (964)        115,492

Operating expenses ........................             --          82,466           1,343            (964)         82,845
Selling, general and
    administrative expenses ...............            201           9,638             251              --          10,090
Depreciation and amortization expense .....             --          14,505              68              --          14,573
(Gain) on sales of property and equipment .             --             (32)             --              --             (32)
                                                 ---------       ---------       ---------       ---------       ---------
Income (loss) from operations .............           (201)          8,061             156              --           8,016
Equity income (loss) ......................          1,482             220              --          (1,462)            240
Interest and other financial costs, net ...         (5,858)         (5,857)            (48)             --         (11,763)
                                                 ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes and the
   cumulative effect of a change in
   accounting principle ...................         (4,577)          2,424             108          (1,462)         (3,507)
Provision (benefit) for income taxes ......         (2,046)            773              44              --          (1,229)
                                                 ---------       ---------       ---------       ---------       ---------
Income (loss) before the cumulative effect
      of a change in accounting principle .         (2,531)          1,651              64          (1,462)         (2,278)
Cumulative effect of a change in
      accounting principle, net of related
      taxes ...............................             --            (253)             --              --            (253)
                                                 ---------       ---------       ---------       ---------       ---------
Net income (loss) .........................      $  (2,531)      $   1,398       $      64       $  (1,462)      $  (2,531)
                                                 =========       =========       =========       =========       =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                                THREE MONTHS ENDED MARCH 31, 2002 (RESTATED)
                                               -----------------------------------------------------------------------------
                                                 PARENT          GUARANTOR     NONGUARANTOR
                                                COMPANY        SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                               ----------      ------------    ------------      ------------   ------------
                                                                       (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .................      $   (2,177)      $   29,876       $     (161)      $        --      $ 27,538
                                               ----------       ----------       ----------       -----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ................              --           (1,891)              --                --        (1,891)
   Proceeds from sales of property and
      equipment .........................              --              772               --                --           772
   Capital expenditures .................              --           (9,174)              --                --        (9,174)
                                               ----------       ----------       ----------       -----------      --------
     Net cash used in investing
        activities ......................              --          (10,293)              --                --       (10,293)
                                               ----------       ----------       ----------       -----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances ...........              --           (7,370)              --                --        (7,370)
   Revolving loan borrowings
      (repayments), net .................          (4,900)              --               --                --        (4,900)
   Long-term debt repayments ............            (820)              --               --                --          (820)
   Merger and recapitalization
      expenses paid .....................            (150)              --               --                --          (150)
   Intercompany advances ................           8,047           (8,208)             161                --            --
                                               ----------       ----------       ----------       -----------      --------
      Net cash provided by (used in)
        financing activities ............           2,177          (15,578)             161                --       (13,240)
                                               ----------       ----------       ----------       -----------      --------
   Net increase (decrease) in cash ......              --            4,005               --                --         4,005
Cash at the beginning of the period .....              --           19,888               --                --        19,888
                                               ----------       ----------       ----------       -----------      --------
Cash at the end of the period ...........      $       --       $   23,893       $       --       $        --      $ 23,893
                                               ==========       ==========       ==========       ===========      ========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 THREE MONTHS ENDED MARCH 31, 2003 (RESTATED)
                                                 -------------------------------------------------------------------------
                                                  PARENT        GUARANTOR      NONGUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ---------     ------------    ------------    ------------   ------------
                                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES ...................      $   1,399       $  16,153       $     685       $   1,816       $ 20,053
                                                 ---------       ---------       ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ..................             --              --          (5,741)             --         (5,741)
   Proceeds from sales of property and
      equipment ...........................             --           1,083              --              --          1,083
   Capital expenditures ...................             --          (9,314)            (81)             --         (9,395)
                                                 ---------       ---------       ---------       ---------       --------
     Net cash used in investing
        activities ........................             --          (8,231)         (5,822)             --        (14,053)
                                                 ---------       ---------       ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances .............             --           1,549              --              --          1,549
   Revolving loan borrowings
      (repayments), net ...................          2,600              --              --              --          2,600
   Long-term debt repayments ..............           (820)            (44)             --              --           (864)
   Issuance of common stock ...............             --              --           1,816          (1,816)            --
   Intercompany advances ..................         (3,179)           (498)          3,677              --             --
                                                 ---------       ---------       ---------       ---------       --------
      Net cash provided by (used in)
        financing activities ..............         (1,399)         (1,007)          5,493          (1,816)         3,285
                                                 ---------       ---------       ---------       ---------       --------
 Effect of exchange rate changes on
      cash.................................             --              13              --              13
                                                 ---------       ---------       ---------       ---------       --------
 Net increase in cash .....................             --           8,929             369              --          9,298
Cash at the beginning of the period .......             --          14,047              --              --         14,047
                                                 ---------       ---------       ---------       ---------       --------
Cash at the end of the period .............      $      --       $  22,976       $     369       $      --       $ 23,345
                                                 =========       =========       =========       =========       ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K/A for the year ended December 31, 2002.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      The Management's Discussion and Analysis set forth in this Item 2 has been revised to reflect the restatement of our consolidated financial statements for the three-month periods ended March 31, 2002 and 2003. In addition, we have updated our disclosure with respect to recently issued accounting standards.

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

      Of the operating leases covering 30 of our sites, our headquarters and our distribution center, we have eight leases that contain scheduled rent increases during the lease term and we have the master lease facility covering eight sites for which a component of the rent payments is based on interest rates that reset quarterly. For all of our leases, prior to 2003, we recognized rent expense to the extent of the amounts actually payable each period, but failed to record an increase or decrease in rent expense for the difference between the straight-line amount for each lease and the amounts actually payable. For the leases with scheduled rent increases, because the rent payments increase over time, we underaccrued rent expense by not recognizing the effect of future rent payment increases. For our master lease agreement, for which quarterly rent payments are based on a variable interest rate that adjusts each quarter and a declining balance on which the interest component of rent is determined, we overaccrued rent expense by not recognizing the effect of future rent payment decreases. The net effect of these misstatements was an understatement of rent expense each year, resulting in an understatement of noncurrent liabilities and an overstatement of nonredeemable stockholders' equity. For the three-month period ended March 31, 2002, the adjustment to correct our operating lease expense accounting resulted in a decrease in operating expenses of $142,000. Our accounting for all of our operating leases was brought into compliance with the applicable pronouncements beginning with the first quarter of 2003 and, accordingly, no adjustment to our 2003 first quarter results as a result of this matter is required.

      Debt discount amortization. Each of the Subordinated Notes we issued in November 2000 was accompanied by four warrants to purchase our common stock, three initial warrants that were exercisable in November 2001 and one contingent warrant that could become exercisable based on a maximum leverage ratio at December 31, 2002. In accounting for the issuance of the Notes and warrants, we did not originally allocate value to the contingent warrants. As a result, the recorded amount of debt discount and additional paid-in capital were both understated at the time of issuance by $1,450,000 and the interest expense related to debt discount amortization was understated for each of the years ended December 31, 2000, 2001 and 2002. We had previously recorded this additional amount of debt discount in March 2003 when the contingent warrants became exercisable. In March 2003, we also previously recorded an additional $283,000 of debt discount amortization to bring the debt discount to its proper balance as of March 31, 2003. For the three-month periods ended March 31, 2002, and 2003, the effect on interest expense of the adjustments to correct our accounting were an increase of $33,000 and a decrease of $283,000, respectively.

      Equity in earnings of affiliate. We have reclassified the amounts of equity earnings recognized each period from non-fuel revenues to a separate line in the statement of operations after income from operations. The equity income recognized in the three-month periods ended March 31, 2002 and 2003 were $191,000 and $240,000, respectively.

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

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       -----------------------
                                                                                          2002          2003
                                                                                       --------       --------
                                                                                      (IN THOUSANDS OF DOLLARS)
Summary of restatement adjustments by type - increase (decrease) to income (loss)
before income taxes:

   Straight-line lease rent expense .............................................      $    142       $     --
   Debt discount amortization ...................................................           (33)           283
   Other matters ................................................................           (89)           112
                                                                                       --------       --------

   Net effect of restatement adjustments on  income (loss) before income taxes -
     increase (decrease) in income (loss) before income taxes ...................      $     20       $    395
                                                                                       ========       ========

Summary of restatement adjustments by caption - increase (decrease) to income
(loss) before income taxes:

   Total revenues ...............................................................      $   (621)      $   (240)
   Operating expenses ...........................................................            39             --
   Selling, general and administrative expenses .................................           326             --
   Depreciation and amortization expenses .......................................           118            112
   Equity in earnings of affiliate ..............................................           191            240
   Interest and other financial costs, net ......................................           (33)           283
                                                                                       --------       --------
   Net effect of restatement adjustments on  income (loss) before income taxes -
     increase (decrease) in income (loss) .......................................      $     20       $    395
                                                                                       ========       ========

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

      The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the three-month periods ended March 31, 2002 and 2003, our revenues and gross profit were composed as follows:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                          -------------------
                                                                           2002         2003
                                                                          -----        -----
Revenues:
   Fuel .......................................................            64.1%        73.5%
   Non-fuel ...................................................            34.9%        25.9%
   Rent and royalties .........................................             1.0%         0.6%
                                                                          -----        -----
         Total revenues .......................................           100.0%       100.0%
                                                                          =====        =====
Gross profit (excluding depreciation):
   Fuel .......................................................            21.9%        22.1%
   Non-fuel ...................................................            74.5%        74.9%
   Rent and royalties .........................................             3.6%         3.0%
                                                                          -----        -----
         Total gross profit (excluding depreciation) ..........           100.0%       100.0%
                                                                          =====        =====

COMPOSITION OF OUR NETWORK

      The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through March 31, 2003:

                                                                   COMPANY-                     FRANCHISEE-
                                                                  OPERATED        LEASED          OWNED         TOTAL
                                                                    SITES          SITES          SITES         SITES
                                                                  ---------       ------        -----------     -----
Number of sites at December 31, 2001 .......................          119             25              9           153

2002 First Quarter Activity:
   Sales of sites ..........................................           (1)            --             --            (1)
   Conversions of leased sites to company-operated sites ...            2             (2)            --            --
                                                                    -----          -----          -----         -----
Number of sites at March 31, 2002 ..........................          120             23              9           152

April - December 2002 Activity:
   New sites ...............................................            1             --              1             2
   Sales of sites ..........................................           (2)            --             --            (2)
   Conversions of leased sites to
     company-operated sites ................................            3             (3)            --            --
                                                                    -----          -----          -----         -----
Number of sites at December 31, 2002 .......................          122             20             10           152

2003 Activity:
   New sites ...............................................            1             --             --             1
   Sales of sites ..........................................           (1)            --             --            (1)
                                                                    -----          -----          -----         -----
Number of sites at March 31, 2003 ..........................          122             20             10           152
                                                                    =====          =====          =====         =====

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

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

      Revenues. Our consolidated revenues for the quarter ended March 31, 2003 were $563.7 million, which represents an increase from the quarter ended March 31, 2002 of $167.3 million, or 42.2%, that is primarily attributable to an increase in fuel revenue.

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

      Non-fuel revenues for the quarter ended March 31, 2003 of $146.0 million reflected an increase of $7.7 million, or 5.6%, as compared to the same period in 2002. The increase was primarily attributable to a 3.2% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2002 and 2003. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers and also from our fuel pricing strategy.

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

      Gross Profit (excluding depreciation). Our gross profit for the quarter ended March 31, 2003 was $115.5 million, compared to $110.1 million for the same period in 2002, an increase of $5.3 million, or 4.9%. The increase in our gross profit was primarily due to increases in gasoline and non-fuel sales volumes and increases in diesel fuel and gasoline margin per gallon that were partially offset by a decrease in diesel fuel sales volume and decreased rent and royalty revenue.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $2.2 million, or 2.7%, to $82.8 million for the quarter ended March 31, 2003 compared to $80.7 million for the same period in 2002. This increase was attributable to a $0.7 million, or 0.9%, increase on a same-site basis and a $1.5 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 or 2003. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2003 were 56.2%, compared to 57.5% for the same period in 2002, reflecting the results of our cost-cutting measures at our sites, partially offset by increased utility expense related to the severe winter and increased labor costs related to the increased level of non-fuel revenues.

      Our selling, general and administrative expenses for the quarter ended March 31, 2003 were $10.1 million, which reflected a $0.7 million, or 7.0% increase from the same period in 2002 that is primarily attributable to increased insurance premiums.

      Depreciation and Amortization Expense. Depreciation and amortization expense for 2003 was $14.6 million, compared to $14.1 million for 2002, an increase of $0.5 million or 3.4%. During the quarter ended March 31, 2002 we recognized an impairment charge of $0.3 million with respect to certain of the sites we were holding for sale as a result of reductions in estimated sales proceeds.

      Income from Operations. We generated income from operations of $8.0 million for the quarter ended March 31, 2003, compared to income from operations of $5.9 million for the same period in 2002. This increase of $2.1 million, or 34.8%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses.

      Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended March 31, 2003 decreased by $1.2 million, or 9.1%, compared to 2002. This decrease resulted from our reduced level of indebtedness in 2003 as compared to 2002 and the decline in interest rates since the first quarter of 2002.

      Income Taxes. Our effective income tax benefit rates for the quarters March 31, 2003 and 2002 were 35.0% and 30.2%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

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

HISTORICAL CASH FLOWS

      Net cash provided by operating activities was $20.1 million for the first quarter of 2003, compared to $27.5 million for the same period in the prior year. This $7.4 million increase in cash provided by operations was primarily attributable to an $11.1 million decrease in the amount of cash generated from net working capital reductions that was partially offset by a $2.1 million increase in operating income and a $1.2 million decrease in interest expense.

      Net cash used in investing activities was $14.1 million for the first quarter of 2003, as compared to $10.3 million for the first quarter of 2002. This increase in cash used in investing activities was primarily attributable to a $3.9 million increase in cash paid for business acquisitions in the first quarter of 2003 as compared to the same period in 2002. In the first quarter of 2003, we invested $5.7 million to acquire a travel center in Woodstock, Ontario, Canada. In the first quarter of 2002 we completed two business acquisitions of former franchisees' businesses for $1.9 million. The level of capital expenditures, net of proceeds from sales, in the first quarter of 2003 was about even with that in the first quarter of 2002. We expect cash used in investing activities for the year ending December 31, 2003 to total $48 million, as compared to $42 million for the year ended December 31, 2002.

      Net cash provided by financing activities was $3.3 million during the first quarter of 2003, as compared to $13.2 million of cash used in financing activities for the first quarter of 2002. In the first quarter of 2003, we made net borrowings of revolving credit facility indebtedness of $2.6 million, made scheduled debt repayments of $0.9 million and increased the amount of outstanding checks in excess of funds on deposit by $1.5 million. In the first quarter of 2002 we made net repayments of revolving credit facility indebtedness of $4.9 million, made a scheduled payment of term loan indebtedness of $0.8 million and reduced the amount of outstanding checks in excess of funds on deposit by $7.4 million.

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

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                       -----------------------------
                                                                                           2002             2003
                                                                                        (RESTATED)        (RESTATED)
                                                                                       -----------       -----------
                                                                                           (IN THOUSANDS OF DOLLARS,
                                                                                                 EXCEPT RATIOS)
Net income (loss) ...............................................................      $    (4,747)      $    (2,531)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
   Cumulative effect of a change in accounting principle, net of related taxes ..               --               253
   Provision (benefit) for income taxes .........................................           (2,056)           (1,229)
   Interest and other financial costs, net ......................................           12,939            11,763
   Depreciation and amortization expense ........................................           14,093            14,573
   Other non-cash charges (credits), net ........................................             (142)              150
                                                                                       -----------       -----------

Adjusted EBITDA .................................................................      $    20,087       $    22,979
                                                                                       ===========       ===========

Adjusted EBITDA for ratio measurement period ....................................      $   105,162       $   116,452
                                                                                       ===========       ===========

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                     ----------------------------
                                                                                        2002              2003
                                                                                     (RESTATED)        (RESTATED)
                                                                                     ----------        ----------
Interest expense coverage ratio:                                                       (IN THOUSANDS OF DOLLARS,
                                                                                             EXCEPT RATIOS)
   Actual ratio at period end....................................................          2.04x             2.55x
   Required ratio at period end..................................................          1.60x             1.80x
   Minimum amount of Adjusted EBITDA to meet required ratio......................    $   82,331        $   82,265

Leverage ratio:
   Actual ratio at period end....................................................          5.00x             4.37x
   Required ratio at period end..................................................          5.25x             4.65x
   Minimum amount of Adjusted EBITDA to meet required ratio......................    $  100,087        $  109,315

      The effects on Adjusted EBITDA of the restatement adjustments (described in the notes to the unaudited consolidated financial statements) for the three-month period ended March 31, 2002, was a decrease, relative to the amounts previously reported, of $207,000. The restatement adjustments had no effect on Adjusted EBITDA for the three months ended March 31, 2003.

DESCRIPTION OF INDEBTEDNESS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2002, that was filed on February 26, 2004, except that at March 31, 2003, we had outstanding revolving credit facility borrowings and issued letters of credit of $25.0 million and $21.7 million, respectively, leaving $53.3 million of our $100 million revolving credit facility available for borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2002 that was filed on February 26, 2004.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2002 that was filed on February 26, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2002 that was filed on February 26, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

                                            TRAVELCENTERS OF AMERICA, INC.
                                                      (Registrant)


Date: March 12, 2004                 By:  /s/ James W. George
                                         ---------------------------------------
                                         Name:  James W. George
                                         Title: Executive Vice President and
                                                    Chief Financial Officer
                                                (Principal Financial Officer and
                                                Duly Authorized Officer)