Form 10-K
period 2003-12-31
TRAVELCENTERS OF AMERICA INC
filed 2004-03-30
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

|X|              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes | | No |X|

As of March 15, 2004, there were outstanding 6,939,498 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                      INDEX


PART I
      Item 1.     Business.................................................................   2
      Item 2.     Properties...............................................................  15
      Item 3.     Legal Proceedings........................................................  15
      Item 4.     Submission of Matters to a Vote of Security Holders......................  15

PART II
      Item 5.     Market for Our Common Equity and Related Stockholder Matters.............  15
      Item 6.     Selected Financial Data..................................................  17
      Item 7.     Management's Discussion and Analysis.....................................  19
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...............  36
      Item 8.     Financial Statements and Supplementary Data..............................  37
      Item 9.     Changes in and Disagreements With Accountants............................  78
      Item 9A.    Controls and Procedures..................................................  78


PART III
      Item 10.    Our Directors and Executive Officers.....................................  78
      Item 11.    Executive Compensation...................................................  78
      Item 12.    Security Ownership of Certain Beneficial Owners and Management...........  78
      Item 13.    Certain Relationships and Related Transactions...........................  78
      Item 14.    Principal Accounting Fees and Services...................................  78

PART IV
      Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..........  79

SIGNATURES.................................................................................  81


                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

     We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2003, our geographically diverse network consisted of 150 sites located in 41 states and the province of Ontario, Canada. In January 2003, we began operating in Canada through the acquisition of a travel center located in Woodstock, Ontario. Our operations are conducted through three distinct types of travel centers:

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

     One of the primary strengths of our business is the diversity of our revenue sources. We have a broad range of product and service offerings, including diesel fuel and gasoline, truck repair and maintenance services, full-service restaurants, more than 20 different brands of fast food restaurants, which we refer to as quick service restaurants, or QSRs, travel and convenience stores and other driver amenities.

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

      - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15.0 million that were retained by continuing stockholders, and cancelled all then outstanding common stock options and warrants, for cash payments totaling $263.2 million.

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

      - We merged National Auto/Truckstops, Inc. with and into TA Operating Corporation.

      Prior to the closing of the transactions described above, we issued 137,572 shares of common stock for cash proceeds of $3.7 million upon the exercise of stock options held by existing shareholders, which shares remained outstanding. After the transactions described above, Oak Hill owned 60.5% of our outstanding common stock, the Other Investors owned, in the aggregate, 32.7% of our outstanding common stock, Freightliner owned 4.3% of our outstanding common stock and certain members of our management owned 2.5% of our outstanding common stock. The total market value of our equity capitalization after these transactions was $220.0 million.

      At December 31, 2003, we had two wholly owned subsidiaries, TA Operating Corporation, which is our primary travel center operating entity, and TA Franchise Systems Inc, which maintains our franchise agreements and relationships. TA Operating Corporation had the following direct or indirect wholly owned subsidiaries:

      -     TA Licensing, Inc.

      -     TA Travel, L.L.C.

      -     TravelCenters Properties, L.P.

      -     TravelCenters Realty, L.L.C.

      -     3073000 Nova Scotia Company

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

      - 46 leased sites were converted to company-operated sites, six during 2003, five during 2002, three during 2000, five during 1998 and 27 during 1997;

      - one franchisee-owned site was converted to a company-operated site during 2000;

      - five new network sites were constructed, one in 2002, one in 2001, one in 2000 and two in 1999;

      - six sites were razed and rebuilt, two in 1999, two in 2000, one in 2001 and one in 2003;

      - four company-operated sites were added to our network through individual site acquisitions, two during 2003 and two during 2000;

      - franchise agreements covering 28 franchisee-owned sites were terminated, one in 2000 and 27 in 1997;

      - 34 sites we owned were sold, three during 2003, three during 2002, four during 2001, two during 2000, five during 1999, two during 1998 and 15 during 1997;

      - three franchisee-owned sites were added to our network, one in 2002, one in 1999 and one in 1998; and

      - three company-operated sites were closed, one during 2003, and two during 1999 (one was sold during 2002 and our selling efforts are continuing for the other two).

      In 1997, we initiated a capital program to upgrade, rebrand and re-image our travel centers and to build new travel centers. This capital program was substantially completed during 2002. Under this capital program, as revised as a result of the Burns Bros. acquisition and the Travel Ports acquisition, we invested approximately $465 million in our sites by the end of 2003. Through December 31, 2003, we had completed full re-image projects at 38 of our sites at an average investment of $2.2 million per site. These full re-image projects typically include expanding the square footage of the travel and convenience store, adding a fast food court with two or three QSRs, upgrading showers and restrooms and updating the full-service restaurant. We also had completed smaller scale re-image projects at another 57 sites at an average cost of $0.3 million. In addition to improving our existing sites, we have identified several new interstate areas available for our network's expansion. We have designed a "protoype" facility and a smaller "protolite" facility to standardize our travel centers and expand our brand name into new geographic markets while also increasing our appeal to motorists. The prototype and protolite designs combine an improved and efficient facility layout with nationally branded QSRs and gasoline brands as well as expanded product and service offerings. Since May 1999, we have completed construction of eight prototype facilities and three protolite facilities. Further, we are currently developing one prototype facility and one protolite facility, each of which we expect to open during 2005. Most of our future expansion will be with the protolite format, which requires significantly less land and capital investment than the prototype design and enables us to quickly and cost efficiently gain a presence in smaller markets. We also intend to pursue strategic acquisitions and additional franchisee-owned sites. Our franchisees will also continue to invest additional amounts of their own capital for reimaging and other projects at the sites they operate.

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

      The $190 million of Senior Subordinated Notes were issued as part of units that also included warrants exercisable for 277,165 shares of our common stock. See "Liquidity and Capital Resources" in Item 7 for a further discussion of our outstanding indebtedness.

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

      Product and Service Offerings. We have developed an extensive and diverse offering of products and services to complement our diesel fuel business, which includes:

      - Gasoline. We sell nationally recognized branded gasoline, consistently offering one of the top three gasoline brands in each geographic region. Of our 126 company-operated sites as of December 31, 2003, we offered branded gasoline at 98 sites and unbranded gasoline at 17 sites. Eleven company-operated sites do not sell gasoline.

      - Full-Service and Fast Food Restaurants. Most of our travel centers have both full-service restaurants and QSRs that offer customers a wide variety of nationally recognized brand names and food choices. Our full-service restaurants, branded under our "Country Pride," "Buckhorn Family Restaurants" and "Fork in the Road" proprietary brands, offer "home style" meals through menu table service and buffets. We also offer nationally branded QSRs such as Arby's, Burger King, Pizza Hut, Popeye's Chicken & Biscuits, Sbarro, Starbuck's Coffee, Subway, Taco Bell and 13 other brands. We generally attempt to locate QSRs within the main travel center building, as opposed to constructing stand-alone buildings. As of December 31, 2003, we had 154 QSRs in our company-operated sites, and 96 of our network travel centers offered at least one branded QSR.

      - Truck Repair and Maintenance Shops. All but eight of our network travel centers have truck repair and maintenance shops. The typical repair shop has between two and four service bays, a parts storage room and trained mechanics on duty at all times. These shops, which generally operate 24 hours per day, 365 days per year, offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our repair and maintenance facilities. As of December 31, 2003, all but two of our network sites that have truck repair and maintenance shops were participating in the Freightliner ServicePoint Program.

      - Travel and Convenience Stores. Each travel center has a travel and convenience store that caters to truck drivers, motorists, recreational vehicle operators and bus drivers and passengers. Each travel and convenience store has a selection of over 4,000 items, including food and snack items, beverages, non-prescription drug and beauty aids, batteries, automobile accessories, and music and video products. In addition to complete travel and convenience store offerings, the stores sell items specifically designed for the truck driver's on-the-road lifestyle, including laundry supplies and clothing as well as truck accessories. Most stores also have a "to go" snack bar installed as an additional food offering.

      - Additional Driver Services. We believe that fleets can improve the retention and recruitment of truck drivers by directing them to visit high-quality, full-service travel centers. We strive to provide a consistently high level of service and amenities to drivers at all of our travel centers, making our network an attractive choice for trucking fleets. Most of our travel centers provide truck drivers with access to specialized business services, including an information center where drivers can send and receive faxes, overnight mail and other communications and a banking desk where drivers can cash checks and receive fund transfers from fleet operators. Most sites have installed telephone rooms with 15 to 20 pay telephones. The typical travel center also has a video game room and designated "truck driver only" areas, including a television room with a VCR and comfortable seating for drivers, a laundry area with washers and dryers and an average of six to 12 private showers.

            Additionally, we offer truck drivers a loyal fueler program, which we call the RoadKing Club, that is similar to the frequent flyer programs offered by airlines. Drivers receive a point for each gallon of diesel fuel purchased and can redeem their points for discounts on non-fuel products and services at any of our travel centers.

      - Motels. Twenty of our company-operated travel centers offer motels, with an average capacity of 40 rooms. Seventeen of these motels are operated under franchise grants from nationally branded motel chains, including Days Inn, HoJo Inn, Super 8, Rodeway and Travelodge.

OPERATIONS

      Fuel Supply. We purchase diesel fuel from various suppliers at rates that fluctuate with market prices and generally are reset daily, and resell fuel to our customers at prices that we establish daily. By establishing supply relationships with an average of four to five alternate suppliers per location, we have been able to effectively create competition for our purchases among various diesel fuel suppliers on a daily basis. We believe that this positioning with our suppliers will help our sites avoid product outages during times of diesel fuel supply disruptions. We have a single source of supply for gasoline at most of our sites that offer branded gasoline. Sites selling unbranded gasoline do not have exclusive supply arrangements.

      Other than pipeline tenders, fuel purchases made by us are delivered directly from suppliers' terminals to our travel centers. We do not contract to purchase substantial quantities of fuel for our inventory and are therefore susceptible to price increases and interruptions in supply. We hold less than three days of diesel fuel inventory at our sites. We use pipeline tenders and leased terminal space to mitigate the risk of supply disruptions. The susceptibility to market price increases for diesel fuel is substantially mitigated by the significant percentage of our total diesel fuel sales volume that is sold under pricing formulae that are indexed to market prices, which reset daily. We do not engage in any fixed-price contracts with customers. We may engage, from time to time, in a minimal level of hedging of our fuel purchases with futures and other derivative instruments that primarily are traded on the New York Mercantile Exchange.

      The Environmental Protection Agency has promulgated regulations to decrease the sulfur content of diesel fuel by 2006. The enactment of these regulations could reduce the supply and/or increase the cost of diesel fuel. A material decrease in the volume of diesel fuel sold for an extended period of time or instability in the prices of diesel fuel could have a material adverse effect on us.

      Non-fuel products supply. There are many sources for the large variety of non-fuel products that we purchase and sell. We have developed strategic relationships with several suppliers of key non-fuel products, including Freightliner LLC for truck parts, Bridgestone/Firestone Tire Sales Company for truck tires, and

ExxonMobil for Mobil brand lubricants and oils. We believe that our relationships with these and our other suppliers are satisfactory and that supply of the non-fuel products we require is adequate.

      Centralized Purchasing and Distribution. We maintain a distribution and warehouse center that services our network. The distribution center is located near Nashville, Tennessee and has approximately 85,000 square feet of storage space. Approximately every two weeks, the distribution center delivers products to our network sites using a combination of contract carriers and our fleet of trucks and trailers. In 2003, the distribution center shipped approximately $47.1 million of products. We believe the distribution center provides us with cost savings by using its consolidated purchasing power to negotiate volume discounts with third-party suppliers. The distribution center is also able to obtain further price reductions from suppliers in the form of reduced shipping charges, as suppliers need only deliver their products to the distribution center warehouse, as opposed to each site individually.

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

      We believe that we experience substantial competition from pumper-only truck stop chains and that this competition is based principally on diesel fuel prices. In the pumper-only truck stop segment, the largest networks, based on the number of facilities, are Pilot Travel Centers LLC, with approximately 270 sites, Flying J Inc., with approximately 157 sites, and Love's Travel Stops & Country Stores, Inc., with approximately 96 sites. We experience additional substantial competition from major full-service travel center networks and independent chains, which is based principally on diesel fuel prices, non-fuel product and service offerings and customer service. In the full-service travel center segment, the only large network, other than ours, is operated by Petro Stopping Centers, L.P., with approximately 60 sites. Our truck repair and maintenance shops compete with regional full-service travel center and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships and auto parts service centers. We also compete with a variety of establishments located within walking distance of our travel centers, including full-service restaurants, QSRs, electronics stores, drugstores and travel and convenience stores.

      A significant portion of all intercity diesel fuel consumption by trucking fleets and companies with their own trucking capability occurs through self-fueling at both dedicated terminals and at fuel depots strategically located across the country. These terminals often provide facilities for truck repair and maintenance. Our pricing decisions for diesel fuel and truck repair and maintenance services cannot be made without considering the existence of these operations and their capacity for expansion. We believe that a long-term trucking industry trend has been to reduce the use of these terminals and to outsource fuel, repair and maintenance services to maximize the benefits of competitive fuel pricing, superior driver amenities and reduced environmental compliance expenditures. However, during the past few years of a struggling United States economy and historically high fuel prices, this long-term trend has been somewhat slowed, at least temporarily, as trucking fleets have utilized their existing terminals to supply an increased level of their fuel and repair service needs.

      A potential additional source of competition in the future could result from the possible commercialization of state-owned interstate rest areas. Historically, these rest areas have been precluded from offering for sale fuel and non-fuel products and services similar to that of a travel center. State governments that want to earn additional revenues from these rest areas have repeatedly requested that the federal government allow for commercialization. Past attempts for such commercialization historically have been successfully opposed by a group of opponents that includes NATSO, fast food restaurant operators and others. If commercialized, these rest areas will increase the number of outlets competing with us for the business of highway travelers. It is possible we may have an opportunity to play a role in these commercialization efforts, which would reduce any negative effects of such commercialization on our travel center business. As of early 2004, language in the pending highway reauthorization bill clearly sets forth a continued ban on commercialization of state-owned interstate rest areas.

RELATIONSHIPS WITH THE OPERATORS AND FRANCHISEE-OWNERS

      TA Licensing, Inc., a wholly owned subsidiary of TA Operating Corporation, licenses its trademarks to TA Operating Corporation and TA Franchise Systems. We enter into franchise agreements with operators and franchisee-owners of travel centers through TA Franchise Systems, and TA Franchise Systems collects franchise fees and royalties under these agreements. TA Franchise System's assets consist primarily of the rights under the original franchise agreements, the network franchise agreements and its trademark license from TA Licensing. TA Franchise Systems has no tangible assets.

Network Franchise Agreement

      As of December 31, 2003, there were 17 sites operating under network franchise agreements. The more significant provisions of the network franchise agreement are described in the following paragraphs.

      Initial Franchise Fee. The initial franchise fee for a new franchise is $100,000.

      Term of Agreement. The initial term of the network franchise agreement is ten years. The network franchise agreement provides for two five-year renewals on the terms being offered to prospective franchisees at the time of the franchisee's renewal. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the franchisee. The average remaining term of these agreements, including all renewal periods, is approximately 19 years. The initial terms of the current network franchise agreements expire in July 2012 through July 2013.

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

      Restrictive Covenants. Except for the continued operation of specified businesses identified by the franchisee at the time of execution of the network franchise agreement, the franchisee cannot, during the term of the agreement, operate any travel center or truck stop-related business under a franchise agreement, licensing agreement or marketing plan or system of its own or another person or entity. If the franchisee owns the franchised premises, the franchisee may continue to operate a travel center at the franchised premises after termination of the franchise agreement, but if the termination is for any reason other than a default by TA Franchise System, the franchisee is restricted for a two-year period from re-branding the facility with any other truck stop or travel center company or other organization offering similar services and/or fleet billing services.

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

Network Lease Agreement

      In addition to franchise fees, we also collect rent from those franchisees that operate a travel center owned by us. As of December 31, 2003, there were 14 leased sites. Each operator of a leased site that enters into a network franchise agreement also must enter into a network lease agreement. The more significant provisions of the network lease agreement are described in the following paragraphs.

      Term of Agreement. The lease agreements we have with our franchisees have a term of ten years and allow for two renewals of five years each. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the operator. The average remaining term of these agreements, including all renewal periods, is approximately 19 years. The initial terms of the current network lease agreements expire in July 2012 through December 2012.

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

Original Franchise Agreement with BP Network Independent Franchisees

      There are seven sites that continue to operate under the franchise agreements they had with TA Franchise Systems prior to the network franchise agreement being revised to its current form in 2002. The terms of these franchise agreements are generally the same as the network franchise agreement, but they do not require the franchises to purchase their diesel fuel from us and their provisions vary. At the expiration of these agreements, the respective franchisees may be offered an option to renew their franchises under a form of our then-current franchise agreement for franchisee-owned sites.

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

      We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers owned by us in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or instances of noncompliance, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisition of the BP network and also regarding historical contamination at certain of the former Unocal, Burns Bros. and Travel Ports facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot assure you that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2003, we had a reserve for those matters of $4.6 million. In addition, we have obtained environmental insurance of up to $35.0 million for unanticipated costs regarding certain known environmental liabilities and for up to $40.0 million regarding certain unknown environmental liabilities.

      As part of the acquisition of the Unocal network, Phase I environmental assessments were conducted at the 97 Unocal network properties purchased by us. Under an environmental indemnification agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this environmental agreement, Unocal was responsible for all costs incurred for:

      -     remediation of environmental contamination, and

      - otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal also was required to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8.2, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. The liability we assumed was recorded in 2004. We estimate that the cash outlays related to the matters for which we assumed responsibility in January 2004 will be approximately $1.1 million in 2004; $2.2 million in 2005; $1.5 million in 2006; $1.2 million in 2007; $0.9 million in 2008 and $1.3 million thereafter. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. We have just recently assumed responsibility for these matters and expect that our knowledge of the specific facts, related costs and timing of payments for each site will improve over time.

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

EMPLOYEES

      As of December 31, 2003, we employed approximately 10,500 people on a full- or part-time basis. Of this total, approximately 10,110 were employees at our company-operated sites, approximately 340 performed managerial, operational or support services at our headquarters or elsewhere and approximately 50 employees staffed the distribution center. All but nine of our employees are non-union. We believe that our relationship with our employees is satisfactory.

ITEM 2.  PROPERTIES

      Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

      Of our 140 owned sites in operation as of December 31, 2003, the land and improvements at 13 are leased, the improvements but not the land at eight are leased, four are subject to ground leases of the entire site and seven are subject to ground leases of portions of these sites. We consider our facilities suitable and adequate for the purposes for which they are used. In addition to these 140 sites, we own two sites that will be developed as travel centers and two sites that are closed and held for sale.

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

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

      Recent sales of unregistered securities. During 2001, 2002 and 2003, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof.

      (1) In a series of sales to management, we sold the following:

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

                      Equity Compensation Plan Information

                                                                                                 (C)
                                                                                              Number of
                                                                                             securities
                                                                                              remaining
                                                  (A)                     (B)                available for
                                               Number of               Weighted-            future issuance
                                           securities to be             average               under equity
                                              issued upon            exercise price           compensation
                                              exercise of            of outstanding         plans (excluding
                                              outstanding                options               securities
                                            options, warrants            warrants             reflected in
              Plan Category                    and rights               and rights             column (A))
              -------------                    ----------               ----------             -----------
      Equity compensation .....                  944,881                  $31.75                    --
      plans approved by
      stockholders
      Equity compensation plans
        not approved by
        stockholders ..........                       --                      --                    --
                                                 -------                  ------                   ----
      Total ...................                  944,811                  $31.75                    --
                                                 =======                  ======                   ====

ITEM 6.  SELECTED FINANCIAL DATA

            The following table sets forth our selected historical consolidated financial data for each of the last five fiscal years. Such data should also be read in conjunction with "Management's Discussion and Analysis" and our audited consolidated financial statements included elsewhere in this annual report.

                                                                         YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                    1999(1)       2000(2)         2001           2002(3)         2003
                                                 -----------    -----------    -----------    -----------    -----------
                                                    (IN THOUSANDS OF DOLLARS, EXCEPT GALLONAGE AND SITE COUNT AMOUNTS)
INCOME STATEMENT DATA:
      Revenues:
            Fuel .............................   $   955,105    $ 1,485,732    $ 1,331,807    $ 1,237,989    $ 1,513,648
            Non-fuel .........................       478,963        554,219        585,314        617,342        649,502
            Rent and royalties ...............        20,460         18,822         17,491         15,539         13,080
                                                 -----------    -----------    -----------    -----------    -----------
                 Total revenues ..............     1,454,528      2,058,773      1,934,612      1,870,870      2,176,230
      Gross profit (excluding depreciation) ..       403,048        447,853        466,859        481,190        501,464
      Income from operations .................        37,964         (3,919)        39,949         51,937         59,977
      Net income (loss) ......................          (653)       (38,673)       (10,054)         1,271          8,891

 BALANCE SHEET DATA (END OF PERIOD):
      Total assets ...........................   $   649,636    $   736,301    $   679,940    $   660,767    $   650,567
      Long-term debt (net of unamortized
               discount) .....................       404,369        546,166        547,534        523,934        502,033
      Mandatorily redeemable preferred
              stock(4) .......................        79,739             --             --             --             --
      Working capital ........................        35,447         38,093         27,366         19,354         19,630
OTHER FINANCIAL AND OPERATING DATA:
      Total diesel fuel sold (in thousands of
             gallons) ........................     1,370,017      1,384,759      1,369,251      1,349,741      1,341,125
      Capital expenditures, excluding business
             acquisitions ....................   $    87,401    $    68,107    $    54,490    $    42,640    $    44,196
      Cash flows (used in) provided by:
            Operating activities .............        44,648         65,106         30,381         75,574         77,324
            Investing activities .............      (136,016)       (77,115)       (46,234)       (42,110)       (50,486)
            Financing activities .............        20,208         22,988          6,722        (39,305)       (26,086)
      Adjusted EBITDA(5) .....................       100,712        102,755        105,189        113,561        121,921
NUMBER OF SITES (END OF PERIOD):
      Company-operated sites .................           118            122            119            122            126
      Leased sites ...........................            29             26             25             20             14
      Franchisee-owned sites .................            11              9              9             10             10
                                                 -----------    -----------    -----------    -----------    -----------
            Total network sites ..............           158            157            153            152            150
                                                 ===========    ===========    ===========    ===========    ===========

Notes to Selected Financial Data

(1) Reflects the operating results of 16 sites we acquired as part of our acquisition of Travel Ports on June 3, 1999, beginning on the acquisition date.

(2) For the year ended December 31, 2000, income from operations was reduced by $22,004,000 of merger and recapitalization expenses incurred in connection with the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization and by $20,910,000 of losses from the early extinguishment of debt related to the recapitalization. Prior to 2003, the loss from the early extinguishment of debt was classified, net of the related income tax benefits, as an extraordinary loss in our statement of operations and comprehensive income. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002," which was issued in April 2002, required the reclassification into income from operations of the amount previously presented as an extraordinary loss.

(3) Beginning in 2002, as a result of adopting a new accounting pronouncement, we ceased amortization of our goodwill and trademark intangible assets.

(4) "Mandatorily redeemable preferred stock" was comprised of two series of convertible preferred stock that were redeemed as part of our merger and recapitalization transactions in November 2000.

(5) Adjusted EBITDA, as used here, is based on the definition of "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, (d) transition expense, (e) extraordinary losses and cumulative effects of accounting changes and (f) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a primary component for calculating the two key financial ratio covenants in our debt agreements, the interest coverage ratio and the leverage ratio. See further discussion of our debt covenant compliance and a reconciliation of net income (loss) to Adjusted EBITDA in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis under the heading "Adjusted EBITDA and Debt Covenant Compliance." We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation. See further discussion and disclosure concerning Adjusted EBITDA under the heading "Adjusted EBITDA and Debt Covenant Compliance" in Item 7, Management's Discussion and Analysis.

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

      Allowances for doubtful accounts and notes receivable are maintained based on historical payment patterns, aging of accounts receivable, periodic review of our customers' financial condition, and actual write-off history. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

      For purposes of assessing our goodwill for impairment, we have determined that we are one reporting unit and that the estimated fair value of that reporting unit, based on a discounted cash flow analysis, exceeded its carrying value. With respect to our trademark intangible assets, the estimated fair value, based on a discounted cash flow analysis, exceeded the carrying value. Accordingly, we have not recognized an impairment charge with respect to any of our intangible assets. A number of assumptions and methods are used in preparing the valuations underlying these impairment tests, including estimates of future cash flows and discount rates. Applying significantly different assumptions or valuation methods could result in different results of these impairment tests. Similarly, defining the reporting unit differently could lead to a different result for goodwill. Our goodwill and trademark intangible assets will be assessed for impairment annually as of January 1 of each year.

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

      As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for financial statement and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to record a valuation allowance to reduce our deferred tax assets if we are not able to conclude that it is more likely than not they will be realized, although we have not to date recognized such a valuation allowance as we believe realization of our deferred tax assets is more likely than not. Increases in the valuation allowance would result in additional expenses to be reflected within the tax provision in the consolidated statement of operations. For further discussion regarding the realization of our deferred tax assets, see the "Results of Operations - Income Taxes" section of this "Management's Discussion and Analysis."

      Certain members of our senior management have purchased shares of our common stock pursuant to individual management subscription agreements. We have the right to repurchase, and the employees have the right to require us to repurchase, subject to certain limitations, at fair market value, these shares of common stock upon termination of employment due to death, disability or a scheduled retirement. These shares are classified as redeemable equity in our consolidated balance sheet. Prior to an initial public offering of our common stock, the fair market value is determined by a formula set forth in the agreement that can be modified by the Board of Directors. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to nonredeemable stockholders' equity. Such a charge to nonredeemable stockholders' equity will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder's shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled. In addition to these redeemable shares of common stock purchased by management employees, we have granted to certain of our executives non-qualified stock options to purchase 944,881 shares of our common stock under a stock incentive plan. Each option grant consists of 41.67% time options and 58.33% performance options. Time options become exercisable with the passage of time, while performance options become exercisable if certain investment return targets are achieved. Time options generally vest 20% per year over a period of five years. Performance options vest if Oak Hill achieves specified internal rates of return on specified measurement dates. The time options are subject to fixed plan accounting and, accordingly, no charge to earnings will be required with respect to them since the exercise price equaled the fair value at the date of grant. The performance options are subject to variable plan accounting and, accordingly, a non-cash charge to earnings will be required when it becomes probable that the performance triggers for such options will be achieved. Because our common stock is privately held, determining its value is subject to estimates and to factors, such as multiples being paid in the mergers and acquisitions market at the time of the measurement and/or the state of the capital markets at that time, that are not easily forecasted or controlled and which may not have a direct relationship to our financial results or condition. It is not possible to determine at this time, nor may it be possible until close to the end of the five-year performance period, whether it will be probable that we will achieve the performance triggers. It is not possible to predict whether any such required non-cash charge will be material to our results for the period in which the charge is recognized, as we expect that the performance triggers can only be attained as a result of a significant increase in our results of operations.

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

OVERVIEW

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2003, our geographically diverse network consisted of 150 sites located in 41 states in the United States and in the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

      The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the years ended December 31, 2001, 2002, and 2003, our revenues and gross profit were composed as follows:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                     2001     2002     2003
                                                                    ------   ------   ------
Revenues:
    Fuel ........................................................    68.8%    66.2%    69.5%
    Non-fuel ....................................................    30.3%    33.0%    29.9%
    Rent and royalties ..........................................     0.9%     0.8%     0.6%
                                                                    -----    -----    -----
            Total revenues ......................................   100.0%   100.0%   100.0%
                                                                    =====    =====    =====
Gross profit (excluding depreciation):
    Fuel ........................................................    22.1%    21.1%    20.9%
    Non-fuel ....................................................    74.2%    75.7%    76.5%
    Rent and royalties ..........................................     3.7%     3.2%     2.6%
                                                                    -----    -----    -----
            Total gross profit (excluding depreciation) .........   100.0%   100.0%   100.0%
                                                                    =====    =====    =====

COMPOSITION OF OUR NETWORK

      The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2000 through December 31, 2003:

                                              COMPANY-             FRANCHISEE-
                                              OPERATED     LEASED    OWNED     TOTAL
                                               SITES       SITES     SITES     SITES
                                               -----       -----     -----     -----
Number of sites at December 31, 2000(1) ..      122         26         9        157

2001 Activity:
   Sales of sites ........................       (3)        (1)       --         (4)
                                               ----        ---        --       ----
Number of sites at December 31, 2001 .....      119         25         9        153

2002 Activity:
   New Sites .............................        1         --         1          2
   Sales of sites ........................       (3)        --        --         (3)
   Conversions of leased sites to company-
      operated sites .....................        5         (5)       --         --
                                               ----        ---        --       ----
Number of sites at December 31, 2002 .....      122         20        10        152
                                               ----        ---        --       ----

2003 Activity:
   New sites .............................        2         --        --          2
   Sales of sites ........................       (3)        --        --         (3)
   Closed sites ..........................       (1)        --        --         (1)
   Conversions of leased sites to
      company-operated sites .............        6         (6)       --         --
                                               ----        ---        --       ----
Number of sites at December 31, 2003 .....      126         14        10        150
                                               ====        ===        ==       ====

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

      Revenues. Our consolidated revenues for the year ended December 31, 2003 were $2,176.2 million, which represents an increase from the year ended December 31, 2002 of $305.4 million, or 16.3%, that is primarily attributable to an increase in fuel revenue. It is important to understand that fuel revenue, due to the market pricing of these commodity products and the pricing arrangements we have with our fuel customers, is not a reliable metric for analyzing our relative results from period to period. Due to changes in crude oil and refined products market prices, our fuel revenue balances may increase or decrease significantly, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon.

      Fuel revenue for the year ended December 31, 2003 increased by $275.7 million, or 22.3%, as compared to the same period in 2002. The increase was attributable principally to increases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the year ended December 31, 2003 increased by 25.7% and 23.2%, respectively, as compared to the same period in 2002, primarily reflecting increases in commodity prices. The fuel revenue increase also resulted from an increase in our total fuel sales volumes. Diesel fuel sales volumes decreased 8.6 million gallons, or 0.6%, while gasoline sales volumes increased 30.5 million gallons, or 19.0%, as compared to the same period in 2002. For the year ended December 31, 2003, we sold 1,341.1 million gallons of diesel fuel and 191.1 million gallons of gasoline, as compared to 1,349.7 million gallons of diesel fuel and 160.6 million gallons of gasoline for the year ended December 31, 2002. The diesel fuel sales volume decrease resulted from a 4.6% decrease in same-site diesel fuel sales volumes, partially offset by a net increase in sales volumes at company-operated sites we added to or eliminated from our network during 2002 and 2003 of 24.0 million gallons and an increase in our wholesale diesel fuel sales of 2.5 million gallons, or 1.2%. The gasoline sales volume increase was primarily attributable to a 9.3% increase in same-site gasoline sales volumes and also resulted from a
2.7 million gallon net increase in gasoline sales volume at company-operated sites we added to or eliminated from our network during 2002 and 2003, as well as an 11.6 million increase in wholesale gasoline sales volume. We believe the same-site diesel fuel sales volume decrease resulted from a relatively flat level of trucking activity in the United States in 2003 as compared to 2002, in conjunction with an increase in the level of freight carried by train instead of trucks and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuation in diesel costs this year and the absolute high level of diesel fuel prices. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our competitive retail gasoline pricing.

      Non-fuel revenues for the year ended December 31, 2003 of $649.5 million reflected an increase of $32.2 million, or 5.2%, from the same period in 2002. The increase was primarily attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network during 2002 and 2003, and also to an increase in non-fuel sales on a same-site basis of 2.3% for the year ended December 31, 2003 versus the same period in 2002. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

      Rent and royalty revenues for the year ended December 31, 2003 reflected a $2.5 million, or 15.8%, decrease from the same period in 2002. This decrease was primarily attributable to the rent and royalty revenue lost as a result of the conversions of leased sites to company-operated sites, partially offset by a 2.5% increase in same-site royalty revenue that results from increased levels of retail sales by our franchisees, and a 2.1% increase in same-site rent revenue.

      Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2003 was $501.5 million, compared to $481.2 million for the same period in 2002, an increase of $20.3 million, or 4.2%. The increase in our gross profit was due to increased total fuel sales volumes, increased non-fuel sales, increased average total fuel margin per gallon and higher non-fuel profit margin percentage, partially offset by the decline in rent and royalty revenues. The increase in average total fuel margin per gallon resulted from unusually high margins in certain months in the first half of 2003 and is not indicative of an expected trend. On the contrary, fuel margins declined in the second half of 2003 and we expect that trend to continue into 2004.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $9.8 million, or 3.0%, to $342.0 million for the year ended December 31, 2003 compared to $332.2 million for the same period in 2002. This increase was attributable to an $8.8 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 and 2003, and a 1.2% increase in operating expenses on a same-site basis. The increases in operating expenses were partially offset by the recognition of a $3.75 million cash receipt upon the settlement of a legal claim in the fourth quarter of 2003. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2003 were 52.5%, compared to 53.0% for the same period in 2002, reflecting the results of our cost-control measures at our sites.

      Our selling, general and administrative expenses for the year ended December 31, 2003 were $40.5 million, which reflected an increase of $2.7 million, or 7.2% from the same period in 2002. This increase is primarily attributable to increased insurance premiums and increased legal and audit fees, as well as higher personnel costs driven largely by increased benefit costs.

      Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2003 was $60.4 million, compared to $60.3 million for the same period in 2002. This increase of $0.1 million, or 0.1%, was attributable to depreciation of an increased level of depreciable assets as compared to 2002 and an increase of $0.4 million related to asset retirement obligations, partially offset by a $1.2 million decrease in amortization of intangible assets and a $0.6 million decrease in the amount of impairment charges recognized in 2003 as compared to 2002.

      Income from Operations. We generated income from operations of $60.0 million for the year ended December 31, 2003, compared to income from operations of $51.9 million for the same period in 2002. This increase of $8.0 million, or 15.5%, was primarily attributable to the increase in gross profit that was partially offset by the increase in operating expenses and selling, general and administrative expenses. The $0.4 million increase in gains on sales of property and equipment also contributed to the increase in operating income.

      Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the year ended December 31, 2003 decreased by $4.5 million, or 8.8%, compared to 2002. This decrease resulted from the decline in interest rates during 2002 and 2003 as well as from the decrease in our indebtedness.

      Income Taxes. Our effective income tax rates for the years ended December 31, 2003 and 2002 were 34.0% and a 3.2% benefit, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the effect of certain tax credits. The change between years in the effective tax rate was primarily the result of the change from a relatively low level of pre-tax income earned in 2002, as well as an adjustment in 2002 of estimated prior year tax liabilities, to a higher level of taxable income in 2003. As a result of the relatively low level of pre-tax earnings in 2002, permanent differences had a larger effect on the effective rate in 2002 than in 2003. We have not recognized a valuation allowance for our net deferred tax assets, as we believe we are more likely than not to realize those assets. We need to generate $53.0 million of future taxable income to fully realize our net deferred tax assets. The existing level of pre-tax earnings generated in 2003 would be sufficient to generate enough future taxable income to fully realize our net deferred tax assets. The following table sets forth the historical relationship between pretax earnings for financial reporting purposes and taxable income for income tax purposes.

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                        2001    2002     2003
                                       ------  ------   ------
                                       (IN MILLIONS OF DOLLARS)
Pretax earnings (loss) for financial
      reporting purposes ...........   $(17.6)  $ 1.2    $13.5
State income tax expense ...........     (1.6)   (1.2)    (1.1)
Accelerated tax depreciation .......    (11.4)   (1.5)    (5.3)
Benefit of tax credits .............      0.9     0.6      0.6
Non-deductible expenses ............      1.6     0.5      0.7
Temporary differences, net .........     (6.9)    5.1     (0.4)
                                       ------   -----    -----
Federal taxable income (loss) ......   $(35.0)  $ 4.7    $ 8.0
                                       ======   =====    =====

      Of our total net operating loss carryforwards at December 31, 2003 of $65.0 million, the $37.0 million remaining carryforward generated in 2000 expires in 2020 and the $28.0 million carryforward generated in 2001 expires in 2021. United States tax law limits the amount of the $49.3 million net operating loss carryforward we generated in 2000 that can be utilized each year to approximately $12 million (unused limitation can be carried forward). As a total of $12.7 million of the 2000 net operating loss has been utilized through 2003, the usage of the net operating loss generated in 2000 will be limited to approximately $35.3 million for 2004. We do not anticipate a need to use more than this amount in our federal tax return for 2004. Use of the net operating loss generated in 2001 is unlimited.

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

      Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2002 was $60.3 million, compared to $64.3 million for the same period in 2001. This decrease of $4.0 million, or 6.3%, was attributable to a $1.8 million decrease in amortization of intangible assets, a $1.0 million decrease in the amount of impairment charges recognized in 2002 as compared to 2001 and the change we made in depreciable lives of certain assets effective April 1, 2001. During the year ended December 31, 2002 we recognized impairment charges aggregating $1.5 million with respect to certain of the sites we were holding for sale as a result of reductions in the estimated sales proceeds of certain of those sites. During 2002, we sold four of the facilities that we were holding for sale as of December 31, 2001. On January 3, 2003, we sold the one remaining site held for sale that had been impaired. The other three sites we had been holding for sale were not sold within the one-year period required by FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and so were no longer accounted for as assets to be disposed of but as assets held for use. In the fourth quarter of 2002, we recognized a charge to depreciation expense of $0.2 million for the depreciation expense related to these unsold sites that had not been recognized during 2002 when these sites were being accounted for as held for sale.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase during 2004 from levels that existed during 2003, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.9 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout 2003 and as of December 31, 2003, and we expect to remain in compliance with all of our debt covenants throughout 2004. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

      We anticipate that we will be able to fund our 2004 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

      The amounts we have invested for capital improvements have declined since 2000. The declining level of cash investments is in line with our development plans and reflects our response to the slowing and then stagnant U.S. economy in 2000 through 2003. Our capital investment program to re-image, rebrand and upgrade our network has been substantially completed. Since 1997, we have invested approximately $465 million to maintain, re-image, rebrand, upgrade and expand our network. We also invested $115 million to acquire the travel center networks of Burns Bros. and Travel Ports during that period. We now are positioned to spend approximately $15 million to $25 million annually for sustaining capital projects and then to discriminately choose the growth-related projects that will compose the remainder of our annual capital expenditure plans. These growth-related projects include expenditures to construct and/or acquire additional sites, re-image sites, add additional non-fuel offerings, such as truck maintenance and repair shops and QSRs, at existing sites, and purchase, install and upgrade our information systems. The expected level of capital expenditures, including business acquisitions but net of proceeds from asset sales, for 2004 is approximately $41 million. Given our forecasted level of cash flows from operations for 2004 and our planned level of capital expenditures and barring a downturn in the U.S. economy or a significant event or series of events affecting petroleum supplies and/or prices, we expect that during 2004 we will make our scheduled debt payments of $3.4 million, make a mandatory term loan prepayment of $12.7 million and will also repay an additional amount of outstanding borrowings under our term loan and revolving credit facilities.

HISTORICAL CASH FLOWS

      Net cash provided by operating activities totaled $77.3 million in 2003, $75.6 million in 2002 and $30.4 million in 2001. The $1.7 million increase in cash from operations in 2003 as compared to 2002 was primarily due to the $8.0 million increase in operating income and $4.6 million decrease in interest expense, partially offset by a $7.1 million reduction in cash generated from working capital changes. The $45.2 million increase in cash provided by operations in 2002 as compared to 2001 primarily resulted from a $12.0 million increase in operating income, a $6.5 million decrease in interest and other financial costs and a $24.2 million increase in cash from working capital. In 2002, we generated $12.0 million of cash from working capital while in 2001 we invested $12.2 million of cash in working capital.

      Net cash used in investing activities for 2003 was $50.5 million, as compared to $42.1 million in 2002 and $46.2 million in 2001. During 2003, we invested $10.2 million to acquire two operating travel centers and to convert six leased sites to company-operated sites. In 2003 we also generated proceeds from asset sales of $3.9 million and invested $44.2 million of capital expenditures in our network, including the purchase of a parcel of land on which to construct a future travel center. During 2002, we made capital expenditures of $42.6 million, invested $4.2 million to convert five leased sites to company-operated sites and generated proceeds from the sales of assets of $4.8 million. During 2001, we invested $54.5 million of capital expenditures into our network and generated $8.3 million of proceeds from sales of assets for net capital expenditures of $46.2 million.

      During 2003, we used $26.1 million of cash in financing activities, primarily paying down our term loan and revolving loan facility by $23.3 million. We used $39.3 million of cash in financing activities during 2002, primarily to reduce our debt. We made net repayments of outstanding borrowings under our revolving credit facility of $21.5 million and made scheduled debt payments of $3.4 million. We also reduced the amount of our outstanding checks in excess of funds on deposit by $14.1 million. For the year ended December 31, 2001, cash flows provided by financing activities were $6.7 million, resulting from an increase in the amount of our outstanding checks in excess of funds on deposit. During 2001, we made net borrowings of $3.6 million under our revolving credit facility, paid $3.3 million of costs of our merger and recapitalization transactions of November 2000, and had net payments of $0.3 million for other financing activities.

DESCRIPTION OF INDEBTEDNESS

      The Senior Credit Facility provides senior secured financing of up to $428.0 million, consisting of a $328.0 million term loan facility with a maturity of eight years and a $100.0 million revolving credit facility with a maturity of six years. We have pledged substantially all of our assets as collateral under the Senior Credit Facility. At December 31, 2003, we had outstanding borrowings and issued letters of credit of $13.6 million and $21.8 million, respectively, leaving $64.6 million of our $100 million revolving credit facility available for borrowings. The term loan facility and the revolving credit facility bear interest at a rate equal to:

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

      The Senior Credit Facility obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow amount (as defined in the agreement) generated in the previous year. For the year ended December 31, 2003 we generated approximately $25.3 million of Excess Cash Flow and, therefore, are obligated to prepay $12.7 million of the term loan by April 15, 2004. We will use borrowings under our revolving credit facility to fund this prepayment. This $12.7 million mandatory prepayment will reduce the amounts otherwise scheduled to be repaid in each quarter after the prepayment, on a pro rata basis. After giving effect to this prepayment, the term loan facility will amortize each year in quarterly amounts in the following approximate aggregate principal amounts for each year set forth below.

      YEAR ENDED                                        PRINCIPAL
      DECEMBER 31,                                      REPAYMENTS
      ------------                                      ----------
      2004 ........................................     $ 15,724,000
      2005 ........................................        3,036,000
      2006 ........................................        3,036,000
      2007 ........................................       74,381,000
      2008 ........................................      214,035,000
                                                        ------------
      Total .......................................     $310,212,000
                                                        ============

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

      We have outstanding at December 31, 2003, Senior Subordinated Notes due in 2009 with an aggregate face amount of $190 million. The Senior Subordinated Notes due 2009 were issued in November 2000. Our obligations under the notes are junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the Senior Credit Facility. The indenture restricts, among other things, our ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, and prohibits certain restrictions on the ability of our subsidiaries to pay dividends or make certain payments to us, and contains certain restrictions on our ability to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

      As of December 31, 2003, $4.1 million was outstanding under a note payable by us to a former operator of a site, which we refer to as the Santa Nella Note. The note bears interest at an annual rate of 5%, requires quarterly principal and interest payments of $98,000 through October 1, 2018 and is secured by the real estate and improvements located at the site.

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

      We consider our Senior Credit Facility to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the Senior Credit Facility. Further, the Senior Credit Facility requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through 2004. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and (b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under our Senior Credit Facility declaring our indebtedness under the Senior Credit Facility immediately due and payable. However, the more likely consequence would be the negotiation of a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------
                                                                                     2001         2002         2003
                                                                                   ----------------------------------
                                                                                 (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
        Net income (loss) ......................................................   $ (10,054)   $   1,271    $  8,891
        Adjustments to reconcile net income (loss) to Adjusted EBITDA:
            Cumulative effect of a change in accounting principle ..............          --           --         253
            Provision (benefit) for income taxes ...............................      (7,521)         (39)      4,719
            Interest and other financial costs, net ............................      57,924       51,423      46,878
            Depreciation and amortization expense ..............................      64,347       60,301      60,375
            Other non-cash charges (credits), net ..............................         493          605         805
                                                                                   ---------    ---------    --------
        Adjusted EBITDA ........................................................   $ 105,189    $ 113,561    $121,921
                                                                                   =========    =========    ========

                                                                       YEAR ENDED DECEMBER 31,
                                                                     2001        2002       2003
                                                                     ----        ----       ----
                                                                (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
  Interest expense coverage ratio:
      Actual ratio at period end .................................      1.94x      2.42x      2.91x
      Required ratio at period end (no less than) ................      1.60x      1.80x      2.00x
      Minimum amount of Adjusted EBITDA to meet required ratio      $ 86,537   $ 84,625   $ 83,913

  Leverage ratio:
      Actual ratio at period end .................................      5.09x      4.55x      4.04x
      Required ratio at period end (no greater than) .............      5.25x      4.65x      4.15x
      Minimum amount of Adjusted EBITDA to meet required ratio....  $101,884   $111,192   $118,767

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

      The following are additional amounts related to the master lease program (all amounts are as of or for the year ended December 31, 2003):

      - The lessor's total capitalization of $66.5 million consisted of $64.1 million of a term loan secured by the related travel centers assets and underlying leasehold interests, and $2.4 million of general and limited partners' contributed capital.

      - The historical cost of the lessor's assets related to the master lease program consisted of $67.5 million of tangible fixed assets, $1.7 million of capitalized interest and $2.9 million of deferred financing costs.

      - During 2003, we recognized lease rent expense under this master lease program of $5.4 million. Excluding this rent expense, these eight sites generated income of $11.4 million for the year ended December 31, 2003.

      - The depreciation expense and interest expense we would have recognized with respect to these leased travel centers if we had capitalized them and not leased them was approximately $5.1 million and $3.9 million, respectively, for the year ended December 31, 2003.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                         PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------
   CONTRACTUAL OBLIGATIONS                 TOTAL       2004    2005-2006  2007-2008   THEREAFTER
   -----------------------                 -----       ----    ---------  ---------  ------------
                                                    (IN MILLIONS OF DOLLARS)
Long-term debt(1) ................         $517.9     $ 15.9     $ 20.1     $288.9     $193.0
Operating leases(2) ..............          198.3       20.2       79.8       16.4       81.9
Other long-term liabilities(3) ...            5.5         --        2.5        1.0        2.0
                                           ------     ------     ------     ------     ------
Total contractual cash obligations         $721.7     $ 36.1     $102.4     $306.3     $276.9
                                           ======     ======     ======     ======     ======

      (1)   Excludes interest.

      (2) Assumes that the master lease facility is not renewed at the expiration of the initial lease term and we would make a residual value guarantee payment of $44.1 million.

      (3) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated and no amount for these payments is included in the table above. As of December 31, 2003, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $5.3 million.

      Our only commercial commitments of any significance as of December 31, 2003 were the $21.8 million of standby letters of credit we had outstanding.

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

      - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15.0 million that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants, for cash payments totaling $263.2 million.

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

ENVIRONMENTAL MATTERS

      We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2003, we had a reserve of $4.6 million for unindemnified environmental matters for which we are responsible and a receivable for estimated recoveries of these estimated future expenditures of $0.9 million. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $3.2 million in 2004; $0.7 million in 2005; $0.3 million in 2006; $0.3 million in 2007; $0.1 million in 2008 and $0.1 million thereafter. Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Until January 2004, Unocal similarly was required to provide indemnification for, and conduct remediation of, certain environmental conditions that existed prior to our April 1993 acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8.2 million, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. The liability we assumed was recorded in 2004. We estimate that the cash outlays related to the matters for which we assumed responsibility in January 2004 will be approximately $1.1 million in 2004; $2.2 million in 2005; $1.5 million in 2006; $1.2 million in 2007; $0.9 million in 2008 and $1.3 thereafter. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. We have just recently assumed responsibility for these matters and expect that our knowledge of the specific facts, related costs and timing of payments for each site will improve over time. We have obtained insurance of up to $35.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity. For further discussion of environmental matters, see the "Business - Regulation" section of this annual report and the footnotes to the audited consolidated financial statements included elsewhere in this annual report.

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

      In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that, at the inception of a guarantee, the guarantor recognize a liability for the noncontingent portion of that guarantee, initially measured at fair value. FIN 45 also requires certain disclosures about guarantees. The initial recognition provisions of FIN 45 must be applied only on a prospective basis for guarantees issued after December 31, 2002, while we are required to adhere, and have adhered, to the disclosure requirements in our financial statements. While we offer a warranty of our workmanship in our truck maintenance and repair shops, the annual warranty expense and corresponding liability are immaterial. We do not issue or provide guarantees and the initial recognition of FIN 45 did not have a material effect on our results of operations or financial position. Adopting FIN 45 did not affect our liquidity.

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

      In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FAS 123)." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the chosen method on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation and have made the required disclosures in our consolidated financial statements. For further discussion of stock-based employee compensation, see the footnotes to the consolidated financial statements included elsewhere in this annual report.

      In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective, for companies such as ours that do not have equity securities traded on an exchange, for fiscal periods beginning after December 15, 2003. FAS 150 requires the balance of mandatorily redeemable stock be presented as a liability instead of as an item between liabilities and equity. FAS 150 also requires recognition as interest expense each quarter any dividends paid with respect to the mandatorily redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the mandatorily redeemable stock. Adopting FAS 150 will not affect our cash payments or liquidity and is not expected to materially affect our financial position or results of operation.

      In May 2002, the FASB issued FAS 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002, while provisions related to FAS 13 are effective for transactions occurring after May 15, 2002, and all remaining provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. FAS 145 eliminates FAS 4, and as a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB 30. FAS 145 also rescinded FAS 64, which was an amendment to FAS 4. FAS 145 amends FAS 13, requiring lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The adoption of the applicable provisions of FAS 145 did not have an effect on our financial statements, however, it led to the reclassification in 2003 of extraordinary items related to the extinguishment of debt recorded in 2000.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to commodity price risk and interest rate risk. Our fuel purchase contracts provide for purchase prices based on average market prices for diesel fuel and gasoline, exposing us to commodity price risk. We mitigate this risk exposure in several ways, but primarily by holding less than three days of diesel fuel inventory at our sites and selling a large portion of our fuel volume on the basis of a daily industry index of average fuel costs plus a pumping fee, which minimize the effect on our margins of sudden sharp changes in commodity market prices. We manage the price exposure related to sales volumes not covered by the daily industry index pricing formulae through the use, from time to time, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. We had no open derivative contracts at any point in time during the year ended December 31, 2003.

      The interest rate risk faced by us results from our highly-leveraged position and our level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. From time to time, we may use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. During 2003, we were involved in no interest rate protection agreements.

      The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                                       DECEMBER 31, 2003
                                     ------------------------------------------------------
                                            FIXED RATE                   VARIABLE RATE
                                           INDEBTEDNESS                  INDEBTEDNESS
                                     ------------------------------------------------------
                                     PRINCIPAL     WEIGHTED       PRINCIPAL      WEIGHTED
                                      PAYMENT      AVERAGE         PAYMENT       AVERAGE
                                       AMOUNT    INTEREST RATE     AMOUNT     INTEREST RATE
                                     ---------   -------------    ---------   -------------
                                                      (DOLLARS IN THOUSANDS)
Year Ended December 31:
      2004 ......................     $    189       12.59%       $ 15,724       4.39%
      2005 ......................          198       12.60%          3,036       4.39%
      2006 ......................          209       12.60%         16,636       4.39%
      2007 ......................          219       12.61%         74,381       4.39%
      2008 ......................          230       12.62%        214,035       4.39%
Thereafter ......................      193,059       11.54%             --
                                      --------                    --------
Total ...........................     $194,104       12.49%       $323,812       4.39%
                                      ========                    ========
Fair value ......................     $221,304                    $323,812
                                      ========                    ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:

                                                                                                                               PAGE
                                                                                                                               ----
Financial Statements:
     Report of Independent Auditors ........................................................................................     38
     Consolidated Balance Sheet at December 31, 2002 and 2003 ..............................................................     39
     Consolidated Statement of Operations and Comprehensive Income for each of the three years in the
         period ended December 31, 2003 ....................................................................................     40
     Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003 ................     41
     Consolidated Statement of Nonredeemable Stockholders' Equity for each of the three years in the period ended
         December 31, 2003 .................................................................................................     42
      Notes to the Consolidated Financial Statements .......................................................................     43
Financial Statement Schedule:
      II - Valuation and Qualifying Accounts ...............................................................................     79

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of TravelCenters of America, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As described in Note 4, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002.

      As described in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of January 1, 2003.

PricewaterhouseCoopers LLP

Cleveland, Ohio
March 23, 2004

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                                              DECEMBER 31,
                                                                                                         -----------------------
                                                                                                           2002          2003
                                                                                                         -----------------------
                                                                                                        (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash ............................................................................................    $  14,047     $  15,005

    Accounts receivable (less allowance for doubtful accounts of $2,025 for 2002
       and $1,707 for 2003) .........................................................................       44,295        42,987
    Inventories .....................................................................................       61,937        63,981
    Deferred income taxes ...........................................................................        4,222         3,823
    Other current assets ............................................................................        8,164         6,962
                                                                                                         ---------     ---------

           Total current assets .....................................................................      132,665       132,758
Property and equipment, net .........................................................................      444,197       438,133
Goodwill ............................................................................................       23,585        25,584
Deferred financing costs, net .......................................................................       27,452        24,012
Deferred income taxes ...............................................................................       17,781        14,519
Other noncurrent assets .............................................................................       15,087        15,561
                                                                                                         ---------     ---------
           Total assets .............................................................................    $ 660,767     $ 650,567
                                                                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt ............................................................    $   3,460     $   3,354
    Accounts payable ................................................................................       58,512        59,754
    Other accrued liabilities .......................................................................       51,339        50,020
                                                                                                         ---------     ---------
           Total current liabilities ................................................................      113,311       113,128
Commitments and contingencies .......................................................................           --            --
Long-term debt (net of unamortized discount) ........................................................      523,934       502,033
Deferred income taxes ...............................................................................        2,107         2,137
Other noncurrent liabilities ........................................................................        6,209         8,318
                                                                                                         ---------     ---------
                                                                                                           645,561       625,616

Redeemable equity ...................................................................................          681         1,909
Nonredeemable stockholders' equity:
    Common stock and other nonredeemable stockholders' equity .......................................      217,293       216,919
    Accumulated deficit (Note 15) ...................................................................     (202,768)     (193,877)
                                                                                                         ---------     ---------
        Total nonredeemable stockholders' equity ....................................................       14,525        23,042
                                                                                                         ---------     ---------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity .................    $ 660,767     $ 650,567
                                                                                                         =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                        -------------------------------------------
                                                                                            2001            2002           2003
                                                                                        -----------     -----------     -----------
                                                                                                 (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel ............................................................................   $ 1,331,807     $ 1,237,989     $ 1,513,648
    Non-fuel ........................................................................       585,314         617,342         649,502
    Rent and royalties ..............................................................        17,491          15,539          13,080
                                                                                        -----------     -----------     -----------
          Total revenues ............................................................     1,934,612       1,870,870       2,176,230
Cost of goods sold (excluding depreciation):
    Fuel ............................................................................     1,228,544       1,136,368       1,408,728
    Non-fuel ........................................................................       239,209         253,312         266,038
                                                                                        -----------     -----------     -----------
          Total cost of goods sold (excluding depreciation) .........................     1,467,753       1,389,680       1,674,766
                                                                                        -----------     -----------     -----------

Gross profit (excluding depreciation) ...............................................       466,859         481,190         501,464

Operating expenses ..................................................................       325,668         332,223         342,045
Selling, general and administrative expenses ........................................        38,683          37,818          40,543
Depreciation and amortization expense ...............................................        64,347          60,301          60,375
(Gain) on sales of property and equipment ...........................................        (1,788)         (1,089)         (1,476)
                                                                                        -----------     -----------     -----------

    Income from operations ..........................................................        39,949          51,937          59,977

Equity in earnings of affiliate .....................................................           400             718             764
Interest and other financial costs, net .............................................       (57,924)        (51,423)        (46,878)
                                                                                        -----------     -----------     -----------

Income (loss) before income taxes and the cumulative effect of a change in accounting
    principle .......................................................................       (17,575)          1,232          13,863
Provision (benefit) for income taxes ................................................        (7,521)            (39)          4,719
                                                                                        -----------     -----------     -----------
Income (loss) before the cumulative effect of a change in accounting principle ......       (10,054)          1,271           9,144
Cumulative effect of a change in accounting, net of related taxes (Note 3) ..........            --              --            (253)
                                                                                        -----------     -----------     -----------

             Net income (loss) ......................................................       (10,054)          1,271           8,891

Other comprehensive income (expense), net of tax (Note 5):
     Change of accounting principle .................................................          (343)             --              --
     Unrealized (loss) gain on derivative instruments ...............................        (1,577)          1,920              --
     Foreign currency translation adjustments .......................................            --              --             804
                                                                                        -----------     -----------     -----------
            Comprehensive income (loss) .............................................   $   (11,974)    $     3,191     $     9,695
                                                                                        ===========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------------------
                                                                                                   2001         2002         2003
                                                                                                 --------     --------     --------
                                                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .......................................................................    $(10,054)    $  1,271     $  8,891
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of a change in accounting principle, net of related tax ...........          --           --          253
        Depreciation and amortization .......................................................      64,347       60,301       60,375
        Amortization of deferred financing costs ............................................       2,620        3,050        3,440
        Deferred income tax provision .......................................................      (9,084)       2,690        3,535
        Provision for doubtful accounts .....................................................          --        1,100        1,180
        (Gain) on sales of property and equipment ...........................................      (1,788)      (1,089)      (1,476)
        Changes in assets and liabilities, adjusted for the effects of business acquisitions:
           Accounts receivable ..............................................................      34,444       (2,194)      (1,360)
           Inventories ......................................................................       4,353       (3,819)        (361)
           Other current assets .............................................................       4,103         (282)       1,233
           Accounts payable and other accrued liabilities ...................................     (55,149)      18,282        3,646
        Other, net ..........................................................................      (3,411)      (3,736)      (2,032)
                                                                                                 --------     --------     --------

        Net cash provided by operating activities ...........................................      30,381       75,574       77,324
                                                                                                 --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions ...................................................................          --       (4,243)     (10,190)
    Proceeds from sales of property and equipment ...........................................       8,256        4,773        3,900
    Capital expenditures ....................................................................     (54,490)     (42,640)     (44,196)
                                                                                                 --------     --------     --------

        Net cash used in investing activities ...............................................     (46,234)     (42,110)     (50,486)
                                                                                                 --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in excess of bank balances ..........................       6,725      (14,062)      (2,598)
    Revolving loan borrowings (repayments), net .............................................       3,600      (21,500)      (8,800)
    Long-term debt repayments ...............................................................        (165)      (3,409)     (14,688)
    Premiums paid on debt extinguishment ....................................................        (899)          --           --
    Merger and recapitalization expenses paid ...............................................      (2,417)        (150)          --
    Other ...................................................................................        (122)        (184)          --
                                                                                                 --------     --------     --------
        Net cash provided by (used in) financing activities .................................       6,722      (39,305)     (26,086)
                                                                                                 --------     --------     --------

        Effect of exchange rate changes on cash .............................................          --           --          206
                                                                                                 --------     --------     --------

        Net increase (decrease) in cash .....................................................      (9,131)      (5,841)         958

Cash at the beginning of the year ...........................................................      29,019       19,888       14,047
                                                                                                 --------     --------     --------

Cash at the end of the year .................................................................    $ 19,888     $ 14,047     $ 15,005
                                                                                                 ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                                 YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                            2001           2002         2003
                                                                          ---------     ---------     ---------
                                                                                (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
    Balance at beginning and end of year .............................    $       3     $       3     $       3
                                                                          =========     =========     =========

ADDITIONAL PAID-IN CAPITAL:
    Balance at beginning of year .....................................    $ 217,290     $ 217,290     $ 217,290
             Accretion of redeemable equity ..........................           --            --        (1,178)
                                                                          ---------     ---------     ---------
    Balance at end of year ...........................................    $ 217,290     $ 217,290     $ 216,112
                                                                          =========     =========     =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
    Balance at beginning of year .....................................    $      --     $  (1,920)    $      --
             Change in accounting principle, net of tax ..............         (343)           --            --
             Change in fair value of interest rate swap agreement, net
                 of tax ..............................................       (1,577)        1,920            --
             Foreign currency translation adjustments, net of tax ....           --            --           804
                                                                          ---------     ---------     ---------
    Balance at end of year ...........................................    $  (1,920)    $      --     $     804
                                                                          =========     =========     =========

ACCUMULATED DEFICIT:
    Balance at beginning of year .....................................    $(193,985)    $(204,039)    $(202,768)
             Net income (loss) .......................................      (10,054)        1,271         8,891
                                                                          ---------     ---------     ---------
    Balance at end of year ...........................................    $(204,039)    $(202,768)    $(193,877)
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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2003, our geographically diverse nationwide network of full-service travel centers consisted of 150 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

      We have entered into lease transactions of travel centers with a special purpose entity. These lease transactions are evaluated for lease classification in accordance with Statement of Financial Accounting Standards (FAS) No. 13, "Accounting for Leases." We do not consolidate the special purpose entity so long as the owners of the special purpose entity maintain a substantial residual equity investment of at least three percent that is at risk during the entire term of the lease, which has been the case to date (see Note 13).

Revenue Recognition

      Sales revenues and related costs are recognized at the time of delivery of motor fuel to customers at either the terminal or the customer's facility for wholesale fuel sales and at the time of final sale to consumers at our company-operated sites for retail fuel and non-fuel sales. The estimated cost to us of the redemption by customers of our loyalty program points is recorded as a discount against gross sales in determining the net sales amount presented in our consolidated statement of operations.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

      Buildings and site improvements .......................   15-20 years
      Pumps and underground storage tanks ...................    5-20 years
      Machinery and equipment ...............................    3-15 years
      Furniture and fixtures ................................    5-10 years

      Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations.

Intangible Assets

      Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141, "Business Combinations." FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Until December 31, 2001 goodwill and intangible assets with indefinite lives were amortized. Effective January 1, 2002, we adopted the provisions of FAS 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impairment. Accordingly, effective January 1, 2002, we stopped amortizing our goodwill and our trademarks, which have indefinite lives. All of our intangible assets with indefinite lives are subject to the impairment tests required by FAS 142, which include an annual test completed as of January 1 of each year and tests throughout the year if circumstances indicate that the intangible assets may be impaired (see Note 9).

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

Deferred Financing Costs

      Deferred financing costs were incurred in conjunction with issuing long-term debt and are amortized into interest expense over the lives of the related debt instruments using the effective interest method (see Note 12).

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

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------
                                                                                       2001          2002          2003
                                                                                     --------       -------       -------
                                                                                          (IN THOUSANDS OF DOLLARS)
            Net income (loss), as reported ....................................      $(10,054)      $ 1,271       $ 8,891
            Add back - Stock-based employee compensation expense (benefit), net of related tax effects, included in net income (loss) as
                 reported .....................................................            --            --            --
            Deduct:  Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related
                 tax effects ..................................................          (637)         (703)         (698)
                                                                                     --------       -------       -------
            Pro forma net income (loss) .......................................      $(10,691)      $   568       $ 8,193
                                                                                     ========       =======       =======

      The fair value of these options used to calculate the pro forma compensation expense amounts was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

Environmental Remediation

      We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by BP, at BP's sole expense (see Note 19). In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent year reported as a current liability within the other accrued liabilities balance.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations

      As of January 1, 2003, we began recognizing the future costs to remove our underground storage tanks over the estimated useful lives of each tank in accordance with the provisions of FAS 143, "Accounting for Asset Retirement Obligations." A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. See Note 3.

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

Derivative Instruments

      We recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. We designate our derivatives based upon criteria established by FAS 133, "Accounting for Derivative Instruments and Hedging Activities." For a derivative designated as a fair value hedge, the change in fair value is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. We use derivatives to manage risk arising from changes in interest rates. Our objectives for holding derivatives are to decrease the volatility of earnings and cash flows associated with changes in interest rates. See Note 20.

Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which estimation is practicable: the fair values of financial instruments classified as current assets or liabilities approximate the carrying values due to the short-term maturity of the instruments; the fair value of our fixed-rate indebtedness that is publicly traded is estimated based on the quoted price for those notes. The fair value of our fixed-rate indebtedness that is not publicly traded is estimated based on the current borrowing rates available to us for financings with similar terms and maturities (see Note 12); and the fair values of our interest rate protection agreements are based on bank-quoted market prices.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.    CHANGE IN ACCOUNTING PRINCIPLE

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

      Upon adoption of FAS 143, we recorded a discounted liability of $589,000, increased property and equipment by $172,000 and recognized a one-time cumulative effect charge of $253,000 (net of a deferred tax benefit of $164,000). The pro forma effects for the years December 31, 2001 and 2002, assuming the adoption of FAS 143 as of January 1, 2001, were not material.

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the year ended December 31, 2003 was as follows (in thousands of dollars):

      Balance at January 1, 2003 .....................   $ 589
      Liabilities incurred ...........................      10
      Liabilities settled ............................     (13)
      Accretion expense ..............................      77
      Revisions to estimates .........................      --
                                                         -----
      Balance at December 31, 2003 ...................   $ 663
                                                         =====

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The following table provides a reconciliation of the prior-year periods' reported net income (loss) to adjusted net income (loss) had FAS 142 been applied as of the beginning of 2001.

                                                                         YEAR ENDED
                                                                     DECEMBER 31, 2001
                                                                  -------------------------
                                                                  (IN THOUSANDS OF DOLLARS)
      Reported net income (loss) ............................           $(10,054)
      Add back amortization (net of tax):
         Goodwill ...........................................              1,266
         Trademarks .........................................                127
                                                                        --------
      Adjusted net income (loss) ............................           $ (8,661)
                                                                        ========

      FIN 46R. In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. Under FIN 46R, we will be required to consolidate into our consolidated financial statements the entity that is the lessor under our master lease program (see Note 13) covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so. We adopted the disclosure requirements of FIN 46R in our consolidated financial statements.

      FIN 45. In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that, at the inception of a guarantee, the guarantor recognize a liability for the noncontingent portion of that guarantee, initially measured at fair value. FIN 45 also requires certain disclosures about guarantees. The initial recognition provisions of FIN 45 must be applied only on a prospective basis for guarantees issued after December 31, 2002, while we are required to adhere, and have adhered, to the disclosure requirements in our consolidated financial statements. While we offer a warranty of our workmanship in our truck maintenance and repair shops, the annual warranty expense and corresponding liability are immaterial. We do not issue or provide guarantees and the initial recognition of FIN 45 did not have a material effect on our results of operations or financial position. Adopting FIN 45 did not affect our liquidity.

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

      FAS 148. In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure (an amendment of FAS 123)." FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also amends the disclosure requirements of FAS 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the chosen method on reported results. We have not elected to change to the fair value based method of accounting for stock-based employee compensation and have made the required disclosures in our consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      FAS 150. In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective, for companies such as ours that do not have equity securities traded on an exchange, for fiscal periods beginning after December 15, 2003. FAS 150 requires the balance of any mandatorily redeemable stock be presented as a liability instead of as an item between liabilities and equity. FAS 150 also requires recognition as interest expense each quarter any dividends paid with respect to any mandatorily redeemable shares and the change during that quarter in the estimated amount of cash payments that would be necessary to repurchase the mandatorily redeemable stock. Adopting FAS 150 will not affect our cash payments or liquidity and is not expected to materially affect our financial position or results of operations.

5.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                       2001    2002   2003
                                                                      -----    ----   ----
                                                                    (IN THOUSANDS OF DOLLARS)
      Related to gain or loss on derivative instruments ...........   $(814)   $990   $ --
      Related to change in accounting principle ...................    (176)     --     --
      Related to foreign currency translation adjustments .........      --      --    320
                                                                      -----    ----   ----
         Total ....................................................   $(990)   $990   $320
                                                                      =====    ====   ====

6.    INVENTORIES

      Inventories consisted of the following:

                                                        DECEMBER 31,
                                                     -----------------
                                                      2002       2003
                                                     -------   -------
                                                  (IN THOUSANDS OF DOLLARS)
      Non-fuel merchandise .......................   $55,460   $57,881
      Petroleum products .........................     6,477     6,100
                                                     -------   -------
             Total inventories ...................   $61,937   $63,981
                                                     =======   =======

7.    NOTES RECEIVABLE

      We have notes receivable agreements with certain parties that financed a portion of the purchases of travel center sites we have sold. The notes have original terms ranging from five to ten years and principally accrue interest at a variable rate of the prime lending rate plus 1% to 2%.

      We also have full recourse notes receivable from management stockholders received as partial consideration for purchases of common stock (see Note 18). These notes accrue interest at fixed rates between 4.86% and 7.0%, compounded semi-annually. Accrued and unpaid interest together with unpaid principal, if not sooner paid, is due and payable on the earliest of:

      -     the date of cessation of employment of the employee;

      - the date the employee is no longer the owner of the related shares of common stock; or

      -     generally, 14 1/2 years from the issuance date of the note.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Notes receivable consisted of the following:

                                                                         DECEMBER 31,
                                                                   --------------------------
                                                                     2002              2003
                                                                   --------          --------
                                                                   (IN THOUSANDS OF DOLLARS)
      Principal amount of notes receivable outstanding ..          $  1,636          $  1,379
      Less: amount due for stock purchases ..............             1,072             1,022
      Less: allowance for doubtful notes ................               384               289
                                                                   --------          --------
                                                                        180                68
      Less: amounts due within one year, net of allowance                44                68
                                                                   --------          --------
      Notes receivable, net .............................          $    136          $     --
                                                                   ========          ========

      The amount due within one year is included within other current assets in our balance sheet and the amount of notes receivable, net is included within other assets in our balance sheet. The amount due for stock purchases is included as a reduction to the redeemable equity balance in our balance sheet (see Note 14).

8.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                                    --------------------------
                                                      2002              2003
                                                    --------          --------
                                                     (IN THOUSANDS OF DOLLARS)
      Land ...............................          $ 68,253          $ 69,130
      Buildings and improvements .........           391,896           424,102
      Machinery, equipment and furniture .           246,584           275,642
      Construction in progress ...........            34,373            14,644
                                                    --------          --------
            Total cost ...................           741,106           783,518
      Less: accumulated depreciation .....           296,909           345,385
                                                    --------          --------
            Property and equipment, net ..          $444,197          $438,133
                                                    ========          ========

      At December 31, 2001, we were holding for sale eight facilities, two of which had been closed during 1999. Based on the estimated sales proceeds and costs of selling these sites, impairment charges of $1,475,000 were recognized during the year ended December 31, 2002. These charges were included in depreciation and amortization expense in our consolidated statement of operations and our consolidated statement of cash flows. During 2002, we sold four of these facilities, including one of the closed locations, and in January 2003 we sold another of these facilities. The other three sites for which we had been accounting as assets held for sale were not sold within the one-year period required by FAS 144. Accordingly, since the fourth quarter of 2002, we no longer account for these sites as assets held for sale. A charge of $231,000 was recorded in the fourth quarter to recognize the depreciation expense related to those sites that had not been depreciated throughout the year while these sites were being accounted for as held for sale.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    GOODWILL AND INTANGIBLE ASSETS

      Goodwill. Goodwill results from our business acquisitions and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired and was being amortized until our adoption of FAS 142 on January 1, 2002 (see Note 4). For the years ended December 31, 2001, 2002 and 2003, we recorded goodwill of $145,000, $4,242,000 and $1,999,000, respectively, in connection with converting leased sites to company-operated sites. The changes in the carrying amount of goodwill for the years ended December 31, 2001, 2002 and 2003 were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      -----------------------------------
                                                        2001          2002         2003
                                                      --------       -------      -------
                                                            (IN THOUSANDS OF DOLLARS)
      Balance as of beginning of period ........      $ 20,790       $19,343      $23,585
      Goodwill recorded during the period ......           145         4,242        1,999
      Amortization recorded during the period ..        (1,592)           --           --
                                                      --------       -------      -------
      Balance as of end of period ..............      $ 19,343       $23,585      $25,584
                                                      ========       =======      =======

      Intangible Assets. As part of acquisition of the Unocal network, we entered into a noncompetition agreement with Unocal pursuant to which Unocal agreed to refrain from re-entering the truckstop business for a period of ten years from the acquisition date. The intangible asset related to this noncompetition agreement represents the present value, at the time of the acquisition of the Unocal network, of the estimated cash flows we would lose due to competition resulting from re-entry of Unocal into the travel center market were they not constrained from doing so. The Unocal noncompetition agreement was being amortized over its ten year life, which expired in April 2003.

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

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                           DECEMBER 31,
                                                                                    --------------------------
                                                                                       2002           2003
                                                                                    ----------     -----------
                                                                                    (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
         Noncompetition agreements .............................................      $ 17,200      $ 17,350
         Leasehold interest ....................................................         1,724         1,724
         Other .................................................................           849           865
                                                                                      --------      --------
               Total amortizable intangible assets .............................        19,773        19,939
Less - accumulated amortization ................................................        18,848        19,534
                                                                                      --------      --------
               Net carrying value of amortizable intangible assets .............           925           405

Net carrying value of trademarks ...............................................         1,398         1,398
                                                                                      --------      --------
               Intangible assets, net ..........................................      $  2,323      $  1,803
                                                                                      ========      ========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            Total amortization expense for our amortizable intangible assets for the years ended December 31, 2001, 2002 and 2003 was $1,896,000, $1,896,000 and
$686,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for each of the five succeeding fiscal years are $191,000 for 2004; $87,000 for 2005; $10,000 for 2006; $10,000 for 2007; and
$10,000 for 2008.

10.   OTHER ACCRUED LIABILITIES

      Other accrued liabilities consisted of the following:

                                                              DECEMBER 31,
                                                        ------------------------
                                                          2002           2003
                                                        ---------      ---------
                                                        (IN THOUSANDS OF DOLLARS)
Taxes payable, other than income taxes ...........      $  17,864      $  16,785
Accrued wages and benefits .......................         17,058         13,193
Interest payable .................................          4,640          6,952
Other accrued liabilities ........................         11,777         13,090
                                                        ---------      ---------

Total other accrued liabilities ..................      $  51,339      $  50,020
                                                        =========      =========

11.   REVOLVING LOAN

      As part of our Senior Credit Facility, we have available a revolving loan facility of $100,000,000 (see Note 12). The interest rate for borrowings under this revolving loan facility is based on either a prime rate-based alternate base rate plus 1.75% or an adjusted London Interbank Offered Rate (LIBOR) plus 2.75%. Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 2002 and 2003, there were outstanding borrowings under our revolving credit facilities of $22,400,000 and $13,600,000, respectively. There were $21,815,000 of available borrowings reserved for letters of credit at December 31, 2003. The revolving loan facility matures in November 2006.

12.   LONG-TERM DEBT

      In November 2000, we completed a refinancing, which we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190,000,000 of senior subordinated notes due 2009 and borrowed $328,300,000 under our amended and restated senior credit facility that consisted of a fully-drawn $328,000,000 term loan facility and a $100,000,000 revolving credit facility.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Long-term debt (net of unamortized discount) consisted of the following:

                                                                                         DECEMBER 31,
                                                                                     ----------------------
                                                         INTEREST
                                                           RATE        MATURITY        2002          2003
                                                         --------      --------      --------      --------
                                                                                    (IN THOUSANDS OF DOLLARS)
 Senior Credit Facility - Term Loan (a) ...........        (b)             2008      $324,720      $310,212
 Senior Credit Facility - Revolver (a) ............        (c)             2006        22,400        13,600
 Senior Subordinated Notes due 2009 (d) ...........       12.75%           2009       190,000       190,000
 Note payable (e) .................................        5.00%           2018         4,284         4,104
                                                                                     --------      --------

       Total ......................................                                   541,404       517,916
 Less: amounts due within one year ................                                     3,460         3,354
 Less: unamortized discount .......................                                    14,010        12,529
                                                                                     --------      --------

       Long-term debt (net of unamortized discount)                                  $523,934      $502,033
                                                                                     ========      ========

--------------
(a) On November 14, 2000, in connection with the 2000 Refinancing, we entered into a $428,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as our Senior Credit Facility. The Senior Credit Facility consists of a $328,000,000 term loan facility, which was fully drawn at closing, and a $100,000,000 revolving credit facility (see Note 11). Term loan principal payments are due at each quarter end. The term loan facility matures in November 2008.

(b) Interest accrues at variable rates based on either adjusted LIBOR plus 3.25% or, at our election, a prime rate-based alternate base rate plus 2.25%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2003, the term loan was comprised of borrowings at an average rate of 4.38% for various 30-day periods ending in January 2004. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

(c) Interest accrues at variable rates based on either adjusted LIBOR plus 2.75% or, at our election, a prime rate-based alternate base rate plus 1.75%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2003 we had $8,000,000 of LIBOR borrowings at an average rate of 3.9375% for various 30-day periods ending in January 2004 and $5,600,000 of alternate base rate borrowings at 5.75%. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e) On September 1, 1998, in connection with the purchase of the operating assets of a leased site, we issued a note payable to the former operator of the site for $4,919,000. The note bears interest at 5% and requires quarterly payments of principal and interest of $98,000 through October 1, 2018. The note was recorded net of a discount of $1,875,000. This note is collateralized by a mortgage interest in the related travel center.

            Pledged Assets. The borrowings under the Senior Credit Facility are collateralized by mortgages on substantially all of our property and equipment, liens on all of our accounts receivable and inventories and security agreements related to our cash balances and significant operating contracts.

            Change of Control. In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

            Mandatory Prepayments. The Senior Credit Facility obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow (as defined in the agreement) amount generated in the previous year. We generated no Excess Cash Flow during the year ended December 31, 2001. For the year ended December 31, 2002 we generated approximately $22,627,000 of Excess Cash Flow and, therefore, prepaid $11,314,000 of the term loan in April 2003. For the year ended December 31, 2003, we generated approximately $25,312,000 of Excess Cash Flow and, therefore, are obligated to prepay $12,656,000 of the term loan by April 15, 2004. These mandatory prepayments reduce our scheduled future quarterly payments on a pro rata basis.

            Debt Covenants. Under the terms of the Senior Credit Facility, we are required to maintain certain affirmative and negative covenants, that, among other things, limit the amount of indebtedness we can incur, limit the amount of lease payments we can make, limit the amount of dividend payments and debt prepayments we can make, limit the amount of capital expenditures we can make and require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. We were in compliance with the covenants throughout 2003 and at December 31, 2003.

            Under the terms of the Indenture for the Senior Subordinated Notes due 2009, we are required to maintain certain affirmative and negative covenants that, among other things, limit our ability to incur indebtedness, pay dividends, redeem stock or sell assets or subsidiaries. We were in compliance with the covenants throughout 2003 and at December 31, 2003.

            Future Payments. Scheduled payments of long-term debt in the next five years, including the mandatory prepayment based on Excess Cash Flow generated in the year ended December 31, 2003, are $15,913,000 in 2004; $3,234,000 in 2005; $16,845,000 in 2006; $74,600,000 in 2007 and $214,265,000 in
2008. Although we are obligated to make a $12,656,000 mandatory prepayment of the term loan, based on our intent and ability to finance this short-term obligation with borrowings under the revolving credit facility that does not mature until 2006, we have continued to classify this $12,656,000 within the long-term debt balance in our consolidated balance sheet as of December 31, 2003.

            Fair Value. Based on the borrowing rates currently available to us for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes due 2009, the fair value of long-term debt at December 31, 2002 and 2003 was $551,391,000 and $545,116,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.   LEASING TRANSACTIONS

      As a lessee. We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, they include escalation clauses and purchase options. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2003, were as follows:

YEAR ENDING                                                            MINIMUM LEASE
DECEMBER 31,                                                              PAYMENTS
------------                                                     --------------------------
                                                                 (IN THOUSANDS OF DOLLARS)
2004....................................................            $           20,248
2005....................................................                        19,254
2006....................................................                        60,503
2007....................................................                         8,694
2008....................................................                         7,722
Thereafter..............................................                        81,863
                                                                    ------------------
                                                                    $          198,284
                                                                    ==================

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                 YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         2001            2002            2003
                                       --------        --------        --------
                                              (IN THOUSANDS OF DOLLARS)
   Minimum rent ................       $ 22,286        $ 23,623        $ 24,061
   Contingent rent .............           (596)         (2,201)         (2,690)
                                       --------        --------        --------
      Total rent expense .......       $ 21,690        $ 21,422        $ 21,371
                                       ========        ========        ========

      Contingent rent represents the increases or decreases in lease payments that result from changes after the inception of the lease in the factors on which the lease payments are based. For us, contingent rent relates to those leases that provide for increases in rent payments based on changes in the consumer price index, increases in rent payments based on the level of sales and/or operating results of the leased site, and changes in rent payments based on changes in interest rates, specifically LIBOR.

      As a lessor. Twenty of the travel centers we owned during the year ended December 31, 2003 were leased to franchisees under operating lease agreements. During 2003, six of these leases were mutually terminated, and, as a result, these sites were converted to company-operated sites. At December 31, 2003, we had such lease arrangements in place at 14 of our sites. Our lease agreements provide for initial terms of ten years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or capital improvements. Rent revenue from such operating lease arrangements totaled $10,981,000, $9,488,000 and $7,564,000 for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, the cost and accumulated depreciation of the assets covered by these lease agreements was $30,298,000 and $12,912,000, respectively.

14.   REDEEMABLE EQUITY

      At each of December 31, 2002 and 2003, there were 182,800 shares of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 2002 and 2003, the aggregate principal amount of such notes due us from the management employees was $1,072,000 and $1,022,000, respectively (see
Note 7), and is reflected as a reduction to the redeemable common stock balance.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board's good faith determination that repurchases would not cause undue financial strain on us. The Senior Credit Facility and the Senior Subordinated Notes limit our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to nonredeemable stockholders' equity. Such a charge to nonredeemable stockholders' equity will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder's shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled.

15.   NONREDEEMABLE STOCKHOLDERS' EQUITY

      Common stock and other nonredeemable stockholders' equity consisted of the following:

                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                        2002               2003
                                                                      --------           --------
                                                                       (IN THOUSANDS OF DOLLARS)
Common Stock - 20,000,000 shares authorized, $0.00001 par value,
   6,939,498 shares outstanding at December 31, 2002 and 2003 ..      $      3           $      3
Accumulated other comprehensive income .........................            --                804
Additional paid-in capital .....................................       217,290            217,071
                                                                      --------           --------
               Total ...........................................      $217,293           $217,878
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

      - We redeemed all shares of our common and preferred stock outstanding prior to the closing of the merger, with the exception of 473,064 shares of common stock with a market value at that time of $15,020,000 that were retained by continuing stockholders, and cancelled all outstanding common stock options and warrants, for cash payments totaling $263,153,000.

      -     All shares of treasury stock were cancelled.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER COMMON STOCK ISSUANCES

      During the years ended December 31, 2001 and 2002, we issued 2,434 and 7,302 respectively, shares of common stock to certain members of management for cash and notes receivable (see Notes 7, 14 and 18) aggregating $77,000 and $232,000, respectively.

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

      Contingent Warrants. The contingent warrants entitle the holders to purchase 69,291 shares of common stock at an exercise price of $0.001 per share. From the time of consummation of the private placement in November 2000, the contingent warrants were held in escrow under an escrow agreement between us and State Street Bank and Trust Company, as escrow agent and, subject to some conditions that have been met, were to be released from escrow and distributed to holders of the initial warrants on March 31, 2003, the contingent warrant release date. The contingent warrants were to be released from escrow and delivered to us for cancellation only if, as of December 31, 2002:

      - the Consolidated Leverage Ratio, as defined in the indenture governing the notes, is equal to or less than 4.5 to 1.0 and our chief financial officer delivers a certificate to that effect to the escrow agent prior to the contingent warrant release date, or

      -     all of the notes have been repaid, redeemed or repurchased by us.

As neither of these conditions were met on the contingent warrant release date, the contingent warrants were distributed pro rata to all the registered holders of initial warrants determined as of the contingent warrant release date.

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

STOCK AWARD AND OPTION PLAN

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Stock Option Status Summary. The following table reflects the status and activity of options under our stock plans:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                           2001           2002           2003
                                                                         ---------      ---------      ---------
Options outstanding, beginning of year ............................             --        944,881        944,881
Granted ...........................................................        944,881             --             --
Exercised .........................................................             --             --             --
Cancelled .........................................................             --             --             --
                                                                         ---------      ---------      ---------

Options outstanding, end of year ..................................        944,881        944,881        944,881
                                                                         =========      =========      =========
Options exercisable, end of year ..................................         78,740        157,480        236,220
Options available for grant, end of year ..........................             --             --             --

Weighted-average remaining contractual life of options outstanding,
    in years ......................................................              9              8              7

      The weighted-average exercise price was $31.75 per share for those options granted during 2001 and for all outstanding options as of December 31, 2001, 2002 and 2003.

      We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2001, 2002 and 2003, no stock-based employee compensation cost is reflected in net income, as all time options granted under those plans had an excise price equal to the market value of the underlying common stock on the date of grant and the vesting of the performance options is not considered to be probable.

16.   INCOME TAXES

      The (benefit) provision for income taxes was as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                           2001           2002           2003
                                         --------       --------       --------
                                               (IN THOUSANDS OF DOLLARS)
Current:
    Federal .......................      $    (44)      $ (3,956)      $     56
    State .........................         1,607          1,227          1,065
    Foreign .......................            --             --             63
                                         --------       --------       --------
                                            1,563         (2,729)         1,184
                                         --------       --------       --------
Deferred:
    Federal .......................        (8,847)         3,494          3,587
    State .........................          (237)          (804)            76
    Foreign .......................            --             --           (128)
                                         --------       --------       --------
                                           (9,084)         2,690          3,535
                                         --------       --------       --------

           Total ..................      $ (7,521)      $    (39)      $  4,719
                                         ========       ========       ========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                      2001           2002           2003
                                                                    --------       --------       --------
                                                                           (IN THOUSANDS OF DOLLARS)
U.S. federal statutory rate applied to income before taxes and
  extraordinary items ........................................      $ (6,152)      $    431       $  4,852
State income taxes, net of federal income tax benefit ........           808             (6)           768
Non-deductible meals and entertainment expenses ..............           172            165            187
Non-deductible amortization ..................................           240             --             --
Merger and recapitalization expenses .........................        (2,212)            --             --
Other non-deductible expenses ................................            --            142             26
Benefit of tax credits .......................................          (569)          (358)          (358)
Adjustment of estimated prior year tax liabilities ...........            --           (400)          (650)
Other - net ..................................................           192            (13)          (106)
                                                                    --------       --------       --------

           Total .............................................      $ (7,521)      $    (39)      $  4,719
                                                                    ========       ========       ========

      For 2003, income tax benefits of $164,000 allocated to the cumulative effect of a change in accounting principle of $417,000 differ from the amount calculated at the federal statutory rate of 35% by $18. This difference is due to state taxes and graduated tax rates.

      Deferred income tax assets and liabilities resulted from the following:

                                                                    DECEMBER 31,
                                                              -----------------------
                                                                2002           2003
                                                              --------       --------
                                                             (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
    Accounts receivable ................................      $  1,340       $    784
    Inventory ..........................................           357            444
    Intangible assets ..................................         8,231          7,577
    Deferred revenues ..................................           334            180
    Minimum tax credit .................................         3,001          3,086
    Net operating loss carryforward (expiring 2020-2022)        24,669         22,024
    General business credits (expiring 2009-2023) ......         4,576          5,128
    Other accrued liabilities ..........................         7,245          8,212
                                                              --------       --------

           Total deferred tax assets ...................        49,753         47,435
                                                              --------       --------
Deferred tax liabilities:
    Property and equipment .............................       (29,857)       (30,910)
    Other comprehensive income .........................            --           (320)
                                                              --------       --------

           Total deferred tax liabilities ..............       (29,857)       (31,230)
                                                              --------       --------

           Net deferred tax assets .....................      $ 19,896       $ 16,205
                                                              ========       ========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      At December 31, 2003, we had available to us a net operating loss carryforward of approximately $65,022,000 that consisted of $36,962,000 remaining carryforward generated in 2000 that expires in 2020, $27,999,000 carryforward generated in 2001 that expires in 2021, and $61,000 carryforward generated in 2002 that expires in 2022. Internal Revenue Code Section 382 restricts our ability to utilize in the future the net operating loss that we generated in 2000 because of the change of control we experienced as a result of our merger and recapitalization transaction in November 2000. The amount of net operating loss we can utilize will be limited to approximately $12,000,000 per year and unused amounts of the annual Section 382 limitation can be carried forward to subsequent years within the carryforward period. As $12,735,000 of the 2000 net operating loss has been utilized through 2003, usage of the net operating loss generated in 2000 will be limited to approximately $35,315,000 for 2004. Usage of the net operating losses generated in 2001 and 2002 is unlimited. Realization of our net deferred tax assets is dependent on future taxable income. We believe it is more likely than not such net deferred tax assets will be realized and, accordingly, we have not recognized a valuation allowance with respect to our net deferred tax assets. Most of our net operating loss carryforwards were generated as a result of our merger and recapitalization transactions in November 2000. The remainder of our net operating loss carryforwards result largely from depreciation and interest deductions and the trends for these items relative to operating income are expected to decline, enabling us to generate sufficient taxable income to utilize net operating loss carryforwards. The level of tax depreciation on our significant capital investments in 1993 and 1997 through 1999 began to diminish in 2001 and our level of capital investment in 2001 through 2003 and future years as compared to prior years has been, and will be, reduced. The relative level of interest expense to operating income should diminish as the capital projects completed in 1999 through 2003 continue to mature and produce greater amounts of taxable income while our debt levels decrease or hold relatively steady, enabling us to keep our interest expense relatively constant or growing at a slower rate than operating income. Further, we could complete a sale/leaseback of certain of our travel centers. Although we would not ordinarily execute this tax planning strategy, we would do so to prevent our net operating loss carryforwards from expiring unused. The sale/leaseback would be expected to generate a sufficient taxable gain in the year consummated to fully utilize any expiring unused net operating loss carryforwards and could be expected to increase our taxable income in subsequent years as lower interest expense and depreciation deductions would, in all likelihood, more than offset the additional operating lease expense. However, ultimate realization of our net deferred tax assets could be negatively affected by market conditions and other variables not known or anticipated at this time.

      Our federal income tax returns for 2001 through 2003 are subject to examination by the Internal Revenue Service and certain of our state income tax returns for various states for various years from 1996 through 2003 are subject to examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.   EQUITY INVESTMENT

      We own a 21.5% voting interest in Simons Petroleum, Inc. (Simons), a privately-held company that is a diversified marketer of diesel fuel and other petroleum products to trucking fleets and other customers in the energy-related and trucking industries. The carrying value of this investment, which is included in other noncurrent assets in our consolidated balance sheet, as of December 31, 2002 and 2003 was $6,698,000 and $7,462,000, respectively. The equity income earned from this investment for the years ended December 31, 2001, 2002 and 2003 was $400,000, $718,000, and $764,000, respectively. The sale to a new investor group of 100% of the stock of Simons, including those shares that we own, is expected to close in early April 2004. Accordingly, after that sale, we will cease recognition of equity income in the earnings of Simons. We expect our gain on the sale to be approximately $1,000,000, but the final details of the transaction are still to be determined. Summarized condensed financial information of this investee follows:

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                              2001          2002          2003
                                            --------      --------      --------
                                                 (IN THOUSANDS OF DOLLARS)
Income statement data:
     Total revenues ..................      $456,077      $413,243      $523,027
     Gross profit ....................        21,752        23,292        25,483
     Income from continuing operations         1,991         3,727         2,665
     Net income ......................         1,976         3,727         2,665

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2002           2003
                                                         --------       --------
                                                        (IN THOUSANDS OF DOLLARS)
Balance sheet data:
    Current assets ...............................       $ 44,175       $ 47,626
    Noncurrent assets ............................          9,334          7,482
    Current liabilities ..........................         27,741         27,529
    Noncurrent liabilities .......................          9,324          3,674
    Convertible redeemable preferred stock .......          5,000          5,000


      During the years ended December 31, 2001, 2002 and 2003, diesel fuel provided by Simons accounted for $201,291,000, $183,217,000 and $228,827,000, respectively, of our cost of goods sold. We made sales of diesel fuel to Simons in the amounts of $12,742,000, $2,888,000, and 3,328,000, respectively, for the years ended December 31, 2001, 2002 and 2003. We also lease a travel center from Simons and the rent expense related to this site for the years ended December 31, 2001, 2002 and 2003 was $408,000 each year. At December 31, 2002 and 2003, our receivables from Simons were $151,000 and $150,000, respectively, while our payables to Simons were $357,000 and $49,000, respectively.

18.   RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 15 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,497,000 and $1,490,000 at December 31, 2002 and 2003, respectively.

19.   COMMITMENTS AND CONTINGENCIES

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $3,222,000, $3,947,000 and $4,750,000 in 2001, 2002 and 2003, respectively.

      We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations or instances of noncompliance, or compliance costs incurred in connection therewith, will be material to our results of operation or financial condition. We are conducting investigatory and/or remedial actions with respect to releases and/or spills of Hazardous Substances at a number of sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these matters, based on our current knowledge, we do not expect that the costs to be incurred for these matters, individually or in the aggregate, will be material to our results of operation or financial condition. While the aforementioned matters are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, there can be no assurance that additional contamination does not exist at these or other of our properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. As of December 31, 2003, we had a reserve for these matters of $4,640,000 and a receivable for estimated recoveries of these estimated future expenditures of $884,000. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $3,185,000 in 2004; $683,000 in 2005; $289,000 in 2006; $259,000 in 2007; $108,000 in 2008 and $116,000
thereafter. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. While it is not possible to quantify with certainty the environmental exposure, in our opinion the potential liability, beyond that considered in the reserve, for all proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity. However, it is reasonably possible that a material change in estimate will occur in the near term as new matters, or new facts regarding established matters, are identified and/or as Environmental Laws and other requirements of government agencies continue to evolve.

      In connection with the acquisition of the Unocal network, Phase I environmental assessments were conducted of the 97 Unocal network properties purchased by us. Pursuant to an environmental indemnification agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this agreement, Unocal was responsible for all costs incurred for (a) remediation of environmental contamination, and (b) otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network, with respect to the matters

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal was also required to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8,248,000, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. The liability we assumed was recorded in 2004. We estimate that the cash outlays related to the matters for which we assumed responsibility in January 2004 will be approximately $1,140,000 in 2004; $2,205,000 in 2005;
$1,483,000 in 2006; $1,186,000 in 2007; $923,000 in 2008 and $1,311,000
thereafter. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. We have just recently assumed responsibility for these matters and expect that our knowledge of the specific facts, related costs and timing of payments for each site will improve over time.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

20.   DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      We attempt to manage the risk arising from changes in interest rates by using derivative financial instruments such as interest rate swaps. On November 14, 2000, we entered into an interest rate swap agreement with a notional principal amount of $80,000,000 to exchange our variable rate of LIBOR plus 3.25% with a fixed interest rate of 6.0875%. The swap agreement matured on December 15, 2002. We had no swap agreements in place throughout 2003 and as of December 31, 2003.

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

21.   OTHER INFORMATION

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------
                                                                                        2001           2002           2003
                                                                                      --------       --------       --------
                                                                                             (IN THOUSANDS OF DOLLARS)
Operating expenses and Selling, general and administrative expenses included the following:
    Repairs and maintenance expenses ...........................................      $ 12,596       $ 12,055       $ 13,430
    Advertising expenses .......................................................      $  6,676       $  7,047       $  4,715
    Taxes other than payroll and income taxes ..................................      $  6,722       $  7,598       $  8,611
    401(k) plan contribution expense ...........................................      $  1,818       $  1,779       $  1,707

Interest and other financial costs consisted of the following:
    Cash interest expense ......................................................      $(54,206)      $(47,170)      $(42,053)
    Cash interest income .......................................................           120            157             96
    Amortization of discount on debt ...........................................        (1,218)        (1,360)        (1,481)
    Amortization of deferred financing costs ...................................        (2,620)        (3,050)        (3,440)
                                                                                      --------       --------       --------
    Interest and other financial costs, net ....................................      $(57,924)      $(51,423)      $(46,878)
                                                                                      ========       ========       ========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                    2001            2002            2003
                                                                 ---------       ---------       ---------
                                                                         (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings .................................      $ 669,600       $ 473,800       $ 458,100
Revolving loan repayments .................................       (666,000)       (495,300)       (466,900)
                                                                 ---------       ---------       ---------
    Revolving loan borrowings (repayments), net ...........      $   3,600       $ (21,500)      $  (8,800)
                                                                 =========       =========       =========

Cash paid during the year for:
    Interest ..............................................      $  57,830       $  47,480       $  39,645
    Income taxes (net of refunds) .........................      $  (4,356)      $  (2,559)      $     635

Inventory, property and equipment, and goodwill received in
    liquidation of trade accounts and notes receivable ....      $      --       $   2,060       $   1,226
Notes received from sales of property and equipment .......      $      --       $     250       $      --
Notes received upon common stock issuance .................      $      39       $     116       $      --

23.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2002 and 2003 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the years ended December 31, 2001, 2002 and 2003. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its domestic subsidiaries, and "Nonguarantor Subsidiary" refers to the combined balances of TA Franchise Systems Inc. and our Canadian subsidiaries that are included only since their formation in January 2003. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

      The Guarantor Subsidiaries, (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and Senior Subordinated Notes due 2009 (see Note 12).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                   DECEMBER 31, 2002
                                                      ----------------------------------------------------------------------------
                                                         PARENT        GUARANTOR      NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                                 (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash ..........................................   $         --    $     14,047    $         --    $         --    $     14,047
    Accounts receivable, net ......................             --          44,429             857            (991)         44,295
    Inventories ...................................             --          61,937              --              --          61,937
    Deferred income taxes .........................             --           4,182              40              --           4,222
    Other current assets ..........................            445           7,719              --              --           8,164
                                                      ------------    ------------    ------------    ------------    ------------

           Total current assets ...................            445         132,314             897            (991)        132,665
Property and equipment, net .......................             --         444,197              --              --         444,197
Goodwill ..........................................             --          23,585              --              --          23,585
Deferred financing costs ..........................         27,452              --              --              --          27,452
Deferred income taxes .............................         23,696          (5,915)             --              --          17,781
Other noncurrent assets ...........................            996          14,091              --              --          15,087
Investment in subsidiaries ........................        241,515              --              --        (241,515)             --
                                                      ------------    ------------    ------------    ------------    ------------

           Total assets ...........................   $    294,104    $    608,272    $        897    $   (242,506)   $    660,767
                                                      ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt ..........   $      3,280    $        180    $         --    $         --    $      3,460
    Accounts payable ..............................             --          58,354             158              --          58,512
    Other accrued liabilities .....................          2,979          48,211           1,140            (991)         51,339
                                                      ------------    ------------    ------------    ------------    ------------

           Total current liabilities ..............          6,259         106,745           1,298            (991)        113,311
Long-term debt (net of unamortized discount) ......        521,243           2,691              --              --         523,934
Deferred income taxes .............................             --           2,107              --              --           2,107
Intercompany advances .............................       (249,859)        255,226          (5,367)             --              --
Other noncurrent liabilities ......................             --           6,209              --              --           6,209
                                                      ------------    ------------    ------------    ------------    ------------

           Total liabilities ......................        277,643         372,978          (4,069)           (991)        645,561

Redeemable equity .................................            681              --              --              --             681
Nonredeemable stockholders' equity:
    Common stock and other stockholders'
       equity .....................................        218,548         185,660              --        (186,915)        217,293
    Retained earnings (accumulated deficit) .......       (202,768)         49,634           4,966         (54,600)       (202,768)
                                                      ------------    ------------    ------------    ------------    ------------

           Total nonredeemable stockholders' equity         15,780         235,294           4,966        (241,515)         14,525
                                                      ------------    ------------    ------------    ------------    ------------

           Total liabilities, redeemable equity and
               nonredeemable stockholders' equity .   $    294,104    $    608,272    $        897    $   (242,506)   $    660,767
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  DECEMBER 31, 2003
                                                      ----------------------------------------------------------------------------
                                                        PARENT          GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash ..........................................   $         --    $     14,746    $        259    $         --    $     15,005
    Accounts receivable, net ......................             --          43,489           1,056          (1,558)         42,987
    Inventories ...................................             --          63,771             210              --          63,981
    Deferred income taxes .........................             --           3,820               3              --           3,823
    Other current assets ..........................            620           6,598               4            (260)          6,962
                                                      ------------    ------------    ------------    ------------    ------------

           Total current assets ...................            620         132,424           1,532          (1,818)        132,758
Property and equipment, net .......................             --         431,470           6,663              --         438,133
Goodwill ..........................................             --          25,584              --              --          25,584
Deferred financing costs, net .....................         24,012              --              --              --          24,012
Deferred income taxes .............................         21,002          (6,612)            129              --          14,519
Other noncurrent assets ...........................            896          18,949              --          (4,284)         15,561
Investment in subsidiaries ........................        266,844           1,702              --        (268,546)             --
                                                      ------------    ------------    ------------    ------------    ------------

           Total assets ...........................   $    313,374    $    603,517    $      8,324    $   (274,648)   $    650,567
                                                      ============    ============    ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt ..........   $      3,165    $        189    $         --    $         --    $      3,354
    Accounts payable ..............................             --          59,524             854            (624)         59,754
    Other accrued liabilities .....................          2,686          47,037           1,491          (1,194)         50,020
                                                      ------------    ------------    ------------    ------------    ------------

           Total current liabilities ..............          5,851         106,750           2,345          (1,818)        113,128
Long-term debt (net of unamortized discount) ......        499,417           2,616           4,284          (4,284)        502,033
Deferred income taxes .............................             --           2,137              --              --           2,137
Intercompany payable (receivable) .................       (217,296)        222,964          (5,668)             --              --
Other noncurrent liabilities ......................             --           8,318              --              --           8,318
                                                      ------------    ------------    ------------    ------------    ------------

           Total liabilities ......................        287,972         342,785             961          (6,102)        625,616

Redeemable equity .................................          1,919              --              --              --           1,919

Nonredeemable stockholders' equity:
    Common stock and other nonredeemable
       stockholders' equity .......................        217,370         186,155           2,125        (188,731)        216,919
       Retained earnings (deficit) ................       (193,877)         74,577           5,238         (79,815)       (193,877)
                                                      ------------    ------------    ------------    ------------    ------------

           Total nonredeemable stockholders' equity         23,493         260,732           7,363        (268,546)         23,042
                                                      ------------    ------------    ------------    ------------    ------------
           Total liabilities, redeemable equity and
               nonredeemable stockholders' equity .   $    313,374    $    603,517    $      8,324    $   (274,648)   $    650,567
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                               YEAR ENDED DECEMBER 31, 2001
                                                      ----------------------------------------------------------------------------
                                                         PARENT         GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                                (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel ..........................................   $         --    $  1,331,807    $         --    $         --    $  1,331,807
    Non-fuel ......................................             --         585,314              --              --         585,314
    Rent and royalties ............................             --          15,395           6,510          (4,414)         17,491
                                                      ------------    ------------    ------------    ------------    ------------

    Total revenues ................................             --       1,932,516           6,510          (4,414)      1,934,612
Cost of goods sold (excluding depreciation) .......             --       1,467,753              --              --       1,467,753
                                                      ------------    ------------    ------------    ------------    ------------

Gross profit (excluding depreciation) .............             --         464,763           6,510          (4,414)        466,859

Operating expenses ................................             --         325,608           4,474          (4,414)        325,668
Selling, general and
    administrative expenses .......................            958          35,343           2,382              --          38,683
Depreciation and amortization expense .............             --          64,347              --              --          64,347
(Gain) loss on sale of property and equipment .....             --          (1,788)             --              --          (1,788)
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) from operations .....................           (958)         41,253            (346)             --          39,949
Equity income (loss) ..............................          6,194             400              --          (6,194)            400
Interest and other financial costs, net ...........        (25,444)        (32,480)             --              --         (57,924)
                                                      ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes .................        (20,208)          9,173            (346)         (6,194)        (17,575)
Provision (benefit) for income taxes ..............        (10,154)          2,788            (155)             --          (7,521)
                                                      ------------    ------------    ------------    ------------    ------------

Net income (loss) .................................   $    (10,054)   $      6,385    $       (191)   $     (6,194)   $    (10,054)
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 YEAR ENDED DECEMBER 31, 2002
                                                      ----------------------------------------------------------------------------
                                                         PARENT         GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel ..........................................   $         --    $  1,237,989    $         --    $         --    $  1,237,989
    Non-fuel ......................................             --         617,342              --              --         617,342
    Rent and royalties ............................             --          13,842           6,036          (4,339)         15,539
                                                      ------------    ------------    ------------    ------------    ------------

    Total revenues ................................             --       1,869,173           6,036          (4,339)      1,870,870
Cost of goods sold  (excluding depreciation) ......             --       1,389,680              --              --       1,389,680
                                                      ------------    ------------    ------------    ------------    ------------

Gross profit (excluding depreciation) .............             --         479,493           6,036          (4,339)        481,190

Operating expenses ................................             --         332,159           4,403          (4,339)        332,223
Selling, general and
    administrative expenses .......................            813          35,524           1,481              --          37,818
Depreciation and amortization expense .............             --          60,301              --              --          60,301
(Gain) loss on sale of property and equipment .....             --          (1,089)             --              --          (1,089)
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) from operations .....................           (813)         52,598             152              --          51,937
Equity income (loss) ..............................         16,976             718              --         (16,976)            718
Interest and other financial costs, net ...........        (22,409)        (29,014)             --              --         (51,423)
                                                      ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes .................         (6,246)         24,302             152         (16,976)          1,232
Provision (benefit) for income taxes ..............         (7,517)          7,420              58              --             (39)
                                                      ------------    ------------    ------------    ------------    ------------

Net income loss ...................................   $      1,271    $     16,882    $         94    $    (16,976)   $      1,271
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                 YEAR ENDED DECEMBER 31, 2003
                                                      ----------------------------------------------------------------------------
                                                         PARENT        GUARANTOR      NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                                (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel ..........................................   $         --    $  1,502,268    $     11,380    $         --    $  1,513,648
    Non-fuel ......................................             --         646,244           3,258              --         649,502
    Rent and royalties ............................             --          11,623           5,516          (4,059)         13,080
                                                      ------------    ------------    ------------    ------------    ------------

    Total revenues ................................             --       2,160,135          20,154          (4,059)      2,176,230
Cost of goods sold  (excluding depreciation) ......             --       1,662,643          12,123              --       1,674,766
                                                      ------------    ------------    ------------    ------------    ------------

Gross profit (excluding depreciation) .............             --         497,492           8,031          (4,059)        501,464

Operating expenses ................................             --         340,008           6,096          (4,059)        342,045
Selling, general and administrative
    expenses ......................................          1,023          38,615             905              --          40,543
Depreciation and amortization expense .............             --          59,909             466              --          60,375
(Gain) loss on sale of property and
   equipment ......................................             --          (1,476)             --              --          (1,476)
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) from operations .....................         (1,023)         60,436             564              --          59,977
Equity income (loss) ..............................         25,328             651              --         (25,215)            764
Interest and other financial costs, net ...........        (23,803)        (22,806)           (269)             --         (46,878)
                                                      ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes and
   extraordinary item .............................            502          38,281             295         (25,215)         13,863
Provision (benefit) for income taxes ..............         (8,389)         13,085              23              --           4,719
                                                      ------------    ------------    ------------    ------------    ------------

Income (loss) before extraordinary item ...........          8,891          25,196             272         (25,215)          9,144
Extraordinary loss (less applicable income
   tax benefit) ...................................             --            (253)             --              --            (253)
                                                      ------------    ------------    ------------    ------------    ------------
Net income (loss) .................................   $      8,891    $     24,943    $        272    $    (25,215)   $      8,891
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                              YEAR ENDED DECEMBER 31, 2001
                                                      ----------------------------------------------------------------------------
                                                         PARENT        GUARANTOR      NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
   OPERATING ACTIVITIES: ..........................   $    (24,614)   $     54,809    $        186    $         --    $     30,381
                                                      ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of property and
        equipment .................................             --           8,256              --              --           8,256
    Capital expenditures ..........................             --         (54,490)             --              --         (54,490)
                                                      ------------    ------------    ------------    ------------    ------------

        Net cash used in investing activities .....             --         (46,234)             --              --         (46,234)
                                                      ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
        excess of bank balances ...................             --           6,725              --              --           6,725
    Revolving loan borrowings (repayments, net) ...          3,600              --              --              --           3,600
    Long-term debt repayments .....................             --            (165)             --              --            (165)
    Premiums paid on debt extinguishment ..........           (899)             --              --              --            (899)
    Merger and recapitalization expenses paid .....         (2,417)             --              --              --          (2,417)
    Other .........................................           (122)             --              --              --            (122)
    Intercompany advances .........................         24,452         (24,266)            186              --              --
                                                      ------------    ------------    ------------    ------------    ------------

        Net cash (used in) provided by
           financing activities ...................         24,614         (17,706)            186              --           6,722
                                                      ------------    ------------    ------------    ------------    ------------

           Net increase (decrease) in cash ........             --          (9,131)             --              --          (9,131)

Cash at the beginning of the year .................             --          29,019              --              --          29,019
                                                      ------------    ------------    ------------    ------------    ------------

Cash at the end of the year .......................   $         --    $     19,888    $         --    $         --    $     19,888
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                YEAR ENDED DECEMBER 31, 2002
                                                      ----------------------------------------------------------------------------
                                                         PARENT         GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
    OPERATING ACTIVITIES: .........................   $     (7,105)   $     82,379    $        300    $         --    $     75,574
                                                      ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Business acquisitions .........................             --          (4,243)             --              --          (4,243)
    Proceeds from sales of property and
        equipment .................................             --           4,773              --              --           4,773
    Capital expenditures ..........................             --         (42,640)             --              --         (42,640)
                                                      ------------    ------------    ------------    ------------    ------------

        Net cash used in investing activities .....             --         (42,110)             --              --         (42,110)
                                                      ------------    ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks drawn in
        excess of bank balances ...................             --         (14,062)             --              --         (14,062)
    Revolving loan borrowings (repayments, net) ...        (21,500)             --              --              --         (21,500)
    Long-term debt repayments .....................         (3,280)           (129)             --              --          (3,409)
    Merger and recapitalization expenses paid .....           (150)             --              --              --            (150)
    Other .........................................           (184)             --              --              --            (184)
    Intercompany advances .........................         32,219         (31,919)           (300)             --              --
                                                      ------------    ------------    ------------    ------------    ------------

        Net cash (used in) provided by
           financing activities ...................          7,105         (46,110)           (300)             --         (39,305)
                                                      ------------    ------------    ------------    ------------    ------------

           Net increase (decrease) in cash ........             --          (5,841)             --              --          (5,841)

Cash at the beginning of the year .................             --          19,888              --              --          19,888
                                                      ------------    ------------    ------------    ------------    ------------

Cash at the end of the year .......................   $         --    $     14,047    $         --    $         --    $     14,047
                                                      ============    ============    ============    ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                YEAR ENDED DECEMBER 31, 2003
                                                      ----------------------------------------------------------------------------
                                                         PARENT         GUARANTOR     NONGUARANTOR
                                                        COMPANY       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ------------    ------------    ------------    ------------    ------------
                                                                              (IN THOUSANDS OF DOLLARS)
  CASH FLOWS (USED IN) PROVIDED BY
      OPERATING ACTIVITIES: .......................   $     (9,255)   $     83,697    $      1,066    $      1,816    $     77,324
                                                      ------------    ------------    ------------    ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
      Business acquisitions .......................             --          (4,923)         (5,267)             --         (10,190)
      Proceeds from sales of property and
          equipment ...............................             --           3,900              --              --           3,900
      Capital expenditures ........................             --         (43,466)           (730)             --         (44,196)
                                                      ------------    ------------    ------------    ------------    ------------

          Net cash used in investing activities ...             --         (44,489)         (5,997)             --         (50,486)
                                                      ------------    ------------    ------------    ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in checks drawn in
          excess of bank balances .................             --          (2,598)             --              --          (2,598)
      Revolving loan borrowings (repayments), net .         (8,800)             --              --              --          (8,800)
      Long-term debt repayments ...................        (14,508)           (180)             --              --         (14,688)
      Other .......................................             --              --           1,816          (1,816)             --
      Intercompany advances .......................         32,563         (35,731)          3,168              --              --
                                                      ------------    ------------    ------------    ------------    ------------

          Net cash (used in) provided by
             financing activities .................          9,255         (38,509)          4,984              --         (26,086)
                                                      ------------    ------------    ------------    ------------    ------------

          Effect of exchange rate changes on cash .             --              --             206              --             206
                                                      ------------    ------------    ------------    ------------    ------------

             Net increase (decrease) in cash ......             --             699             259              --             958

  Cash at the beginning of the year ...............             --          14,047              --              --          14,047
                                                      ------------    ------------    ------------    ------------    ------------

  Cash at the end of the year .....................   $         --    $     14,746    $        259    $         --    $     15,005
                                                      ============    ============    ============    ============    ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning our directors and executive officers required by this item is incorporated by reference to the material appearing under the headings "Our Directors and Officers," "Code of Ethics," and "Committees of the Board of Directors" in Exhibit 99.1 to this annual report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information concerning principal accounting fees and services required by this item is incorporated by reference to the material appearing under the heading "Principal Accounting Fees and Services" in Exhibit 99.1 to this annual report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    Documents filed as part of this report:

      1.    Financial Statements

      Financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements and Supplementary Data on page 37 of this annual report.

      2.    Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts

                                                       Balance at      Charged      Charged        Deductions   Balance at
                                                      Beginning of    (Credited)    to Other          from        End of
                                                         Period        To Income    Accounts        Reserves      Period
                                                         ------        ---------    --------        --------      ------
                                                                            (In Thousands of Dollars)
 Year Ended December 31, 2001:
 Deducted from accounts and notes
 receivable for doubtful accounts .................   $      5,218    $      --    $        --    $ (2,833)(a)   $  2,385

 Year Ended December 31, 2002:
 Deducted from accounts and notes
 receivable for doubtful accounts .................   $      2,385    $   1,100    $        --    $ (1,076)(a)   $  2,409

 Year Ended December 31, 2003:
 Deducted from accounts and notes
 receivable for doubtful accounts .................   $      2,409    $   1,180    $        --    $ (1,593)(a)   $  1,996

      (a) Uncollectible accounts and notes receivable charged off, net of amounts recovered.

      All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

      3.    Exhibits

      Reference is made to the Exhibit Index set forth at page 82 of this annual report.

B.    Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.

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

                                       TRAVELCENTERS OF AMERICA, INC.

                                       By: /s/ James W. George
                                          ----------------------------------
                                          Name:  James W. George
               March  30, 2004            Title: Executive Vice President,
       -----------------------------      Chief Financial Officer and Secretary
                   (Date)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

                      Signature                                         Title                                        Date
                      ---------                                         -----                                        ----
                                                        Chairman of the Board of Directors                      March 30, 2004
   /s/            Edwin P. Kuhn                             and Chief Executive Officer
   ------------------------------------------               (Principal Executive Officer)
                  Edwin P. Kuhn

                                                        Executive Vice President, Chief Financial               March 30, 2004
   /s/         James W. George                              Officer and Secretary (Principal
   ------------------------------------------               Financial Officer and Principal
               James W. George                              Accounting Officer)

   /s/          Robert J. Branson                       Director                                                March 30, 2004
   ------------------------------------------
                Robert J. Branson

   /s/           Michael Greene                         Director                                                March 30, 2004
   ------------------------------------------
                 Michael Greene

   /s/          Steven B. Gruber                        Director                                                March 30, 2004
   ------------------------------------------
                Steven B. Gruber

   /s/         Louis J. Mischianti                      Director                                                March 30, 2004
   ------------------------------------------
               Louis J. Mischianti

   /s/         Rowan G. P. Taylor
   ------------------------------------------           Director                                                March 30, 2004
               Rowan G. P. Taylor

                                  EXHIBIT INDEX

Exhibit
 Number                                             Exhibit
-------                                             -------
  2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000 ................   (d)

  2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of
            October 2, 2000 ........................................................................  (e)


  3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc. ...   (e)

  3.2       Amended and Restated By-laws of TravelCenters of America, Inc. ........................   (g)

  3.3       Restated Certificate of Incorporation of TA Operating Corporation .....................   (a)

  3.4       Amended and Restated By-laws of TA Operating Corporation ..............................   (a)

  3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc. ...............   (e)

  3.6       By-laws of TA Licensing, Inc. .........................................................   (e)

  3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P. ..................   (e)

  3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P. ....................   (e)

  3.9       Certificate of Conversion from a Corporation to a Limited Liability Company of
            TravelCenters Realty, Inc. ............................................................   (i)

  3.10      Certificate of Formation of TravelCenters Realty, L.L.C ...............................   (i)

  3.11      Operating Agreement of TravelCenters Realty, L.L.C ....................................   (i)

  3.12      Certificate of Formation of TA Travel, L.L.C ..........................................   (e)

  3.13      Operating Agreement of TA Travel, L.L.C ...............................................   (e)

  4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc., .
            TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
            Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company      (e)

  4.2       Form of 12 3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1) ...........   (e)

  4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
            TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
            Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
            Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
            Securities Corporation ................................................................   (e)

  4.4       Form of Warrant Certificate (included in Exhibit 10.21) ...............................   (e)

  4.5       Form of Common Stock Certificate ......................................................   (f)

 10.1       Amended and Restated Credit Agreement dated as of November 14, 2000 ...................   (e)

 10.2       Amendment and Waiver dated as of January 23, 2004 to the Amended and Restated Credit
            Agreement dated as of November 14, 2000 ...............................................    +

 10.3       Stockholders' Agreement among TravelCenters of America, Inc., Oak Hill Capital
            Partners, L.P., Oak Hill Capital Management Partners, L.P., Olympus Growth Fund III,
            L.P., Olympus Executive Fund, L.P., Monitor Clipper Equity Partners, L.P., Monitor
            Clipper Equity Partners (Foreign), L.P., UBS Capital America II, LLC, Credit Suisse
            First Boston LFG Holdings 2000, LLC and Freightliner LLC dated as of November 14, 2000    (e)

 10.4       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
            of July 21, 1999 ......................................................................   (c)

 10.5       Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
            dated as of November 9, 2000 ..........................................................   (e)

                                  EXHIBIT INDEX

Exhibit
 Number                                             Exhibit
-------                                             -------
 10.6       Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
            National Auto/Truckstops, Inc. and TCA Network Funding, LP. ...........................   (c)

 10.7       Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
            National Auto/Truckstops, Inc. and TCA Network Funding, LP ............................   (c)

 10.8       Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
            Network Funding, LP and TA Operating Corporation.......................................   (h)

 10.9*      Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Timothy L. Doane ......................   (e)

 10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and James W. George .......................   (e)

 10.11*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter ................   (e)

 10.12*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn .........................   (e)

 10.13*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane ............   (e)

 10.14*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and James W. George .............   (e)

 10.15*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter ......   (e)

 10.16*     Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn ...............   (e)

 10.17*     Employment Agreement, dated as of January 1, 2002, by and among TA Operating
            Corporation, TravelCenters of America, Inc. and Steven C. Lee .........................   (i)

 10.18*     Amendment No. 2 to Employment Agreement, dated as of December 31, 2002, by and among TA
            Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn ...............   (i)

 10.19      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
            and State Street Bank and Trust Company, as warrant agent .............................   (e)

 10.20      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
            of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent .....   (e)

 10.21*     Form of Management Subscription Agreement .............................................   (a)

 10.22*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
            Item 601 of Regulation S-K ............................................................   (b)

 10.23*     Form of Management Note ...............................................................   (b)

 10.24*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
            Regulation S-K ........................................................................   (b)

 10.25*     2001 Stock Incentive Plan of TravelCenters of America, Inc. ...........................   (h)

 10.26*     Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement ...............   (h)

 10.27*     Amendment to Management Subscription Agreement with Edwin P. Kuhn .....................   +

 10.28*     Form of Amendment to Management Subscription Agreement ................................   +

                                  EXHIBIT INDEX

Exhibit
 Number                                             Exhibit
-------                                             -------
 10.29*     Schedule of Amendments to Management Subscription Agreements omitted pursuant to ......   +
            Instruction 2 to Item 601 of Regulation S-K

 10.30      Buy-out Agreement of Unocal and the Company dated as of December 31, 2003 .............   +

 21.1       List of Subsidiaries of TravelCenters of America, Inc. ................................   (i)

 23.1       Consent of PricewaterhouseCoopers LLP .................................................   +

 31.1       Section 302 Certification of Chief Executive Officer ..................................   +

 31.2       Section 302 Certification of Chief Financial Officer ..................................   +

 32.1       Section 906 Certification of Chief Executive Officer ..................................   +

 32.2       Section 906 Certification of Chief Financial Officer ..................................   +

 99.1       Information Required by Part III of Form 10-K .........................................   +

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