Form 10-Q
period 2004-03-31
TRAVELCENTERS OF AMERICA INC
filed 2004-05-14
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           -------------------------

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

                                  Yes[X] No[ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  Yes[ ] No[X]

      As of April 30, 2004, there were outstanding 6,939,498 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                                     INDEX

                                                                                                            PAGE NO.
                                                                                                            --------
PART I.              FINANCIAL INFORMATION

       Item 1.       Unaudited Consolidated Balance Sheet as of December 31, 2003
                     and March 31, 2004..................................................................       2

                     Unaudited Consolidated Statement of Operations and
                     Comprehensive Income for the three months ended March 31,
                     2003 and 2004.......................................................................       3

                     Unaudited Consolidated Statement of Cash Flows for the three
                     months ended March 31, 2003 and 2004................................................       4

                     Unaudited Consolidated Statement of Nonredeemable
                     Stockholders' Equity for the three months ended March 31,
                     2003 and 2004.......................................................................       5

                     Selected Notes to Unaudited Consolidated Financial Statements.......................       6

       Item 2.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...........................................................      19

       Item 3.       Quantitative and Qualitative Disclosures About
                     Market Risk.........................................................................      27

       Item 4.       Controls and Procedures.............................................................      27

PART II.             OTHER INFORMATION

       Item 1.       Legal Proceedings...................................................................      28

       Item 6.       Exhibits and Reports on Form 8-K....................................................      28

SIGNATURE................................................................................................      29

                         TRAVELCENTERS OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER 31,      MARCH 31,
                                                                                         2003             2004
                                                                                         ----             ----
                                                                                       (IN THOUSANDS OF DOLLARS)
                                     ASSETS
Current assets:
   Cash............................................................................   $   15,005        $   28,950
   Accounts receivable (less allowance for doubtful accounts of $1,707 for 2003
      and $1,521 for 2004).........................................................       42,987            55,498
   Inventories.....................................................................       63,981            64,949
   Deferred income taxes...........................................................        3,823             3,852
   Other current assets............................................................        6,962             6,336
                                                                                      ----------        ----------
        Total current assets.......................................................      132,758           159,585
Property and equipment, net........................................................      438,133           435,674
Goodwill...........................................................................       25,584            25,584
Deferred financing costs, net......................................................       24,012            23,091
Deferred income taxes..............................................................       14,519            15,737
Other noncurrent assets............................................................       15,561            23,235
                                                                                      ----------        ----------
        Total assets...............................................................   $  650,567        $  682,906
                                                                                      ==========        ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt............................................   $    3,354        $    3,354
   Accounts payable................................................................       59,754            82,079
   Other accrued liabilities.......................................................       50,020            60,069
                                                                                      ----------        ----------
        Total current liabilities..................................................      113,128           145,502
Commitments and contingencies......................................................            -                 -
Long-term debt (net of unamortized discount).......................................      502,033           495,999
Deferred income taxes..............................................................        2,137             2,172
Other noncurrent liabilities.......................................................        8,318            16,106
                                                                                      ----------        ----------
                                                                                         625,616           659,779

Redeemable equity..................................................................        1,909             1,909
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity.......................      216,919           216,867
   Accumulated deficit.............................................................     (193,877)         (195,649)
                                                                                      ----------        ----------
        Total nonredeemable stockholders' equity...................................       23,042            21,218
                                                                                      ----------        ----------
        Total liabilities, redeemable equity and nonredeemable stockholders'
          equity...................................................................   $  650,657        $  682,906
                                                                                      ==========        ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                                  THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                               ------------------------
                                                                                                 2003           2004
                                                                                                 ----           ----
                                                                                               (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................................................................     $ 414,193      $ 397,411
   Non-fuel...............................................................................       145,983        159,304
   Rent and royalties.....................................................................         3,515          2,638
                                                                                               ---------      ---------
         Total revenues...................................................................       563,691        559,353
Cost of goods sold (excluding depreciation):
   Fuel...................................................................................       388,662        375,827
   Non-fuel...............................................................................        59,537         64,384
                                                                                               ---------      ---------
         Total cost of goods sold (excluding depreciation)................................       448,199        440,211
                                                                                               ---------      ---------

Gross profit (excluding depreciation).....................................................       115,492        119,142
Operating expenses........................................................................        82,845         86,036
Selling, general and administrative expenses..............................................        10,090         10,405
Depreciation and amortization expense.....................................................        14,573         14,077
(Gain) loss on sales of property and equipment............................................           (32)            12
                                                                                               ---------      ---------

Income from operations....................................................................         8,016          8,612
Equity in earnings of affiliate...........................................................           240             79
Interest and other financial costs, net...................................................       (11,763)       (11,477)
                                                                                               ---------      ---------

Loss before income taxes and the cumulative effect of a change in accounting
   principle..............................................................................        (3,507)        (2,786)
Benefit for income taxes..................................................................        (1,229)        (1,014)
                                                                                               ---------      ---------
Loss before the cumulative effect of a change in accounting principle.....................        (2,278)        (1,772)
Cumulative effect of a change in accounting principle, net of related taxes (Note 2)......          (253)             -
                                                                                               ---------      ---------

Net (loss)................................................................................        (2,531)        (1,772)

Other comprehensive income (expense), net of tax (Note 3):
    Foreign currency translation adjustments..............................................           233            (52)
                                                                                               ---------      ---------

Comprehensive income (loss)...............................................................     $  (2,298)     $  (1,824)
                                                                                               =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    -------------------------
                                                                                      2003           2004
                                                                                      ----           ----
                                                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss).....................................................................  $   (2,531)    $   (1,772)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle, net of related tax...         253              -
      Depreciation and amortization expense.......................................      14,573         14,077
      Amortization of deferred financing costs....................................         821            921
      Deferred income tax provision...............................................      (1,537)        (1,194)
      Provision for doubtful accounts.............................................         250            150
      (Gain) loss on sales of property and equipment..............................         (32)            12
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable.......................................................     (14,963)       (10,307)
        Inventories...............................................................         317           (970)
        Other current assets......................................................         402            626
        Accounts payable and other accrued liabilities............................      24,038         31,425
      Other, net..................................................................      (1,538)           741
                                                                                    ----------     ----------

      Net cash provided by operating activities...................................      20,053         33,709
                                                                                    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions .........................................................      (5,741)             -
   Proceeds from sales of property and equipment..................................       1,083              -
   Capital expenditures...........................................................      (9,395)       (11,003)
                                                                                    ----------     ----------

      Net cash used in investing activities.......................................     (14,053)       (11,003)
                                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances.................       1,549         (2,321)
   Revolving loan borrowings (repayments), net....................................       2,600         (5,600)
   Long-term debt repayments......................................................        (864)          (837)
                                                                                    ----------     ----------

      Net cash provided by (used in) financing activities.........................       3,285         (8,758)
                                                                                    ----------     ----------
      Effect of exchange rate changes on cash.....................................          13             (3)
                                                                                    ----------     -----------

        Net increase in cash......................................................       9,298         13,945

Cash at the beginning of the period...............................................      14,047         15,005
                                                                                    ----------     ----------

Cash at the end of the period.....................................................  $   23,345     $   28,950
                                                                                    ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -----------------------------
                                                                                      2003             2004
                                                                                      ----             ----
                                                                                   (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period....................................     $         3       $         3
                                                                                  ===========       ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period............................................     $   217,290       $   216,112
       Accretion of redeemable equity........................................            (219)                -
                                                                                  -----------       -----------

   Balance at end of period..................................................     $   217,071       $   216,112
                                                                                  ===========       ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................     $         -       $       804
       Foreign currency translation adjustments, net of tax..................             233               (52)
                                                                                  -----------       -----------

   Balance at end of period..................................................     $       233       $       752
                                                                                  ===========       ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................     $  (202,768)      $  (193,877)
          Net loss...........................................................          (2,531)           (1,772)
                                                                                  -----------       -----------

   Balance at end of period..................................................     $  (205,299)      $  (195,649)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system and in Canada to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At March 31, 2004, our geographically diverse nationwide network of full-service travel centers consisted of 150 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

      The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated. With only one of our 150 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

      The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2003 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at March 31, 2004, and our results of operations, changes in nonredeemable stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2004, and are not necessarily indicative of the results to be expected for the full year.

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

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the three months ended March 31, 2003 and 2004 were as follows:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                     2003           2004
                                                                                     ----           ----
                                                                                  (IN THOUSANDS OF DOLLARS)
Balance at January 1.......................................................      $       589    $       663
Liabilities incurred.......................................................                -              -
Liabilities settled........................................................                -              -
Accretion expense..........................................................               19             21
Revisions to estimates.....................................................                -              -
                                                                                 -----------    ----------
Balance at March 31........................................................      $       608    $       684
                                                                                 ===========    ===========

      FIN 46R. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model in existing authoritative guidance or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. We must adopt this accounting guidance in 2004 for any variable interest entities created after December 15, 2003 (there have been none to date), and on January 1, 2005 for all entities created before December 15, 2003. Under FIN 46R, we will be required to consolidate the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are still evaluating the amounts by which our financial statements will be affected by consolidating the lessor. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

3.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                        ------------------------
                                                                                          2003           2004
                                                                                          ----           ----
                                                                                       (IN THOUSANDS OF DOLLARS)
Related to gain or loss on foreign currency translation adjustments.................   $      156     $      (19)
                                                                                       ----------     ----------
    Total...........................................................................   $      156     $      (19)
                                                                                       ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    INVENTORIES

      Inventories consisted of the following:

                                                                                      DECEMBER 31,      MARCH 31,
                                                                                          2003            2004
                                                                                          ----            ----
                                                                                       (IN THOUSANDS OF DOLLARS)
Non-fuel merchandise...............................................................   $     57,881    $     58,340
Petroleum products.................................................................          6,100           6,609
                                                                                       -----------    ------------

    Total inventories..............................................................   $     63,981    $     64,949
                                                                                      ============    ============

5.    GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the three months ended March 31, 2003 and 2004 were as follows:

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ---------------------------
                                                                                        2003            2004
                                                                                        ----            ----
                                                                                     (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period.............................................      $    23,585     $    25,584
Goodwill recorded during the period...........................................                -               -
                                                                                    -----------     -----------
Balance as of end of period...................................................      $    23,585     $    25,584
                                                                                    ===========     ===========

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                      DECEMBER 31,     MARCH 31,
                                                                                          2003            2004
                                                                                          ----            ----
                                                                                       (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Leasehold interest.....................................................        $      1,724    $      1,724
       Other..................................................................               1,015           1,015
                                                                                      ------------    ------------
           Total amortizable intangible assets................................               2,739           2,739
       Less - accumulated amortization........................................               2,334           2,381
                                                                                      ------------    ------------
           Net carrying value of amortizable intangible assets................                 405             358
Net carrying value of trademarks..............................................               1,398           1,398
                                                                                      ------------    ------------
           Intangible assets, net.............................................        $      1,803    $      1,756
                                                                                      ============    ============

      Total amortization expense for our amortizable intangible assets for the three-month periods ended March 31, 2003 and 2004 was $474,000 and $47,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2004 and each of the four succeeding fiscal years are $191,000 for 2004; $87,000 for 2005 and $10,000 for each of 2006, 2007 and 2008.

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

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                     2003           2004
                                                                                     ----           ----
                                                                                  (IN THOUSANDS OF DOLLARS)
Net (loss), as reported.........................................................  $   (2,531)    $  (1,772)
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net (loss) as reported.................................           -             -
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects..............        (171)         (168)
                                                                                  ----------     ---------
Pro forma net (loss)............................................................  $   (2,702)    $  (1,940)
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

7.    COMMITMENTS AND CONTINGENCIES

Guarantees

      In the normal course of business we periodically enter into agreements that incorporate indemnification provisions. While the maximum amount to which we may be exposed under such agreements cannot be estimated, it is the opinion of management that any potential indemnification is not expected to have a material adverse effect on our consolidated financial position or result of operations. We also offer a warranty of our workmanship in our truck maintenance and repair shops, but the annual warranty expense and corresponding liability are immaterial.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. In March 2004, we received notification from the Pennsylvania Underground Storage Tank Insurance Fund ("USTIF") that, as a result of our appeal, USTIF had reversed its denial of our claim for reimbursement of corrective action costs incurred or to be incurred to remediate a diesel fuel release at our Harrisburg site. USTIF has agreed that our claim is eligible for reimbursement. Accordingly, in March 2004, we recognized a $1,600,000 receivable for the recovery of the related corrective action costs, with an offsetting reduction of operating expenses. The expenses had been recognized by us in previous years, primarily in September 2003 when we expensed $1,335,000 as a result of USTIF's original denial of our claim.

      While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us.

      Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Until January 2004, Unocal similarly was required to provide indemnification for, and conduct remediation of, certain environmental conditions that existed prior to our April 1993 acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2,609,000 of cash, funded an escrow account with $5,415,000 to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures for these matters at $9,648,000 and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8,248,000 which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. Accordingly, we recognized no income or expense as a result of entering into the Unocal Buy-Out Agreement. Of the cash paid to us by Unocal, $1,000,000 was to reimburse us for the future costs of administering the remediation projects assumed from Unocal and was recorded as a deferred credit that will be recognized to offset our costs as the related remediation activities are completed.

      At March 31, 2004, we had a reserve for environmental matters of $12,888,000, a receivable for expected recoveries of these estimated future expenditures of $3,701,000 and $5,415,000 of cash in an escrow account to fund certain of these estimated future expenditures. In our consolidated balance sheet, $4,996,000 of the reserve for environmental matters was included in the accrued liabilities balance and $7,892,000 of the reserve was included in the other noncurrent liabilities balance, $2,100,000 of the recoveries receivable amount was included in the accounts receivable balance and $1,601,000 of the recoveries receivable amount and the escrow accounts were included in the other noncurrent assets balance. We estimate that the gross amount of the cash outlays related to the matters for which we have accrued this reserve will be approximately $4,319,000 in the remainder of 2004; $2,708,000 in 2005; $1,934,000 in 2006; $1,483,000 in 2007; $1,165,000 in 2008 and $1,279,000
thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                                 2003            2004
                                                                                 ----            ----
                                                                              (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings...........................................         $   144,600     $    94,100
Revolving loan repayments...........................................            (142,000)        (99,700)
                                                                             -----------     -----------
  Revolving loan borrowings (repayments), net.......................         $     2,600     $    (5,600)
                                                                             ===========     ===========

Cash paid during the period for:
  Interest..........................................................         $     4,592     $     5,480
  Income taxes (net of refunds).....................................         $       195     $       269

9.    OTHER INFORMATION

      Interest and other financial costs consisted of the following:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                             -------------------------
                                                                                2003          2004
                                                                                ----          ----
                                                                             (IN THOUSANDS OF DOLLARS)
Cash interest expense......................................................  $  (10,595)   $  (10,175)
Cash interest income.......................................................          19            23
Amortization of discount on debt...........................................        (366)         (404)
Amortization of deferred financing costs...................................        (821)         (921)
                                                                             ----------    ----------
Interest and other financial costs, net....................................  $  (11,763)   $  (11,477)
                                                                             ==========    ==========

10.   RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,490,000 and $1,507,000 at December 31, 2003 and March 31, 2004,
respectively.

      Until April 2004, we owned a 21.5% voting interest in Simons Petroleum, Inc. (see Note 11). During the three-month periods ended March 31, 2003 and 2004, diesel fuel provided by Simons accounted for $64,022,000 and $63,406,000, respectively, of our cost of goods sold and we made sales of diesel fuel to Simons in the amounts of $868,000 and $494,000, respectively. We also lease a travel center from Simons and the rent expense related to this site for each of the three-month periods ended March 31, 2003 and 2004 was $102,000. At December 31, 2003 and March 31, 2004, our receivables from Simons were $150,000 and $120,000, respectively, while our payables to Simons were $49,000 and $356,000, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.   SUBSEQUENT EVENT

      On April 9, 2004, we sold the shares of Simons Petroleum, Inc. that we had owned. Accordingly, as of that date, Simons was no longer considered to be an equity investee of ours and we ceased recognizing equity earnings related to our investment in Simons. We received proceeds from the sale of $9,073,000. This sale represented a prepayment event under our Senior Credit Facility and, therefore, in April we made a mandatory prepayment of our term loan borrowings in the amount of $9,073,000. The merger agreement pursuant to which we sold these shares provides two opportunities for us to receive additional sales proceeds in late 2005: we could receive an additional $921,000 based on Simons achieving specified earnings targets, and we could receive $1,053,000 that was paid into escrow at closing if certain conditions are met and certain representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we expect to recognize in the second quarter of $1,491,000 does not reflect these amounts.

12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2003 and March 31, 2004 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the three-month periods ended March 31, 2003 and 2004. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                        DECEMBER 31, 2003
                                             ------------------------------------------------------------------------
                                               PARENT        GUARANTOR     NONGUARANTOR
                                               COMPANY      SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                               -------      ------------    ------------  ------------    ------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash..................................    $        -      $  14,746      $      259     $        -      $   15,005
   Accounts receivable, net..............             -         43,489           1,056         (1,558)         42,987
   Inventories...........................             -         63,771             210              -          63,981
   Deferred income taxes.................             -          3,820               3              -           3,823
   Other current assets..................           620          6,598               4           (260)          6,962
                                             ----------     ----------      ----------     ----------      ----------
        Total current assets.............           620        132,424           1,532         (1,818)        132,758
Property and equipment, net..............             -        431,470           6,663              -         438,133
Goodwill.................................             -         25,584               -              -          25,584
Deferred financing costs.................        24,012              -               -              -          24,012
Deferred income taxes....................        21,002         (6,612)            129              -          14,519
Other noncurrent assets................             896         18,949               -         (4,284)         15,561
Investment in subsidiaries...............       266,844          1,702               -       (268,546)              -
                                             ----------     ----------      ----------     ----------      ----------
        Total assets.....................    $  313,374     $  603,517      $    8,324     $ (274,648)     $  650,567
                                             ==========     ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..    $    3,165     $      189      $        -     $        -      $    3,354
   Accounts payable......................             -         59,524             854           (624)         59,754
   Other accrued liabilities.............         2,686         47,037           1,491         (1,194)         50,020
                                             ----------     ----------      ----------     ----------      ----------
        Total current liabilities........         5,851        106,750           2,345         (1,818)        113,128
Long-term debt (net of unamortized
   discount).............................       499,417          2,616           4,284         (4,284)        502,033
Deferred income taxes....................             -          2,137               -              -           2,137
Intercompany advances....................      (217,296)       222,964          (5,668)             -               -
Other noncurrent liabilities.............             -          8,318               -              -           8,318
                                             ----------     ----------      ----------     ----------      ----------
        Total liabilities................       287,972        342,785             961         (6,102)        625,616
Redeemable equity........................         1,909              -               -              -           1,909
Nonredeemable stockholders' equity:
   Common stock and other stockholders'
     equity..............................       217,370        186,155           2,125       (188,731)        216,919
   Retained earnings (accumulated deficit)     (193,877)        74,577           5,238        (79,815)       (193,877)
                                             ----------     ----------      ----------     ----------      ----------
        Total nonredeemable stockholders'
           equity........................        23,493        260,732           7,363       (268,546)         23,042
                                             ----------     ----------      ----------     ----------      ----------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity..........    $  313,374     $  603,517      $    8,324     $ (274,648)     $  650,567
                                             ==========     ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                         MARCH 31, 2004
                                            -------------------------------------------------------------------------
                                              PARENT         GUARANTOR     NONGUARANTOR
                                              COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                              -------      ------------    ------------   ------------    ------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash..................................   $        -      $   28,426      $      524     $        -      $   28,950
   Accounts receivable, net..............            -          56,204             858         (1,564)         55,498
   Inventories...........................            -          64,762             187              -          64,949
   Deferred income taxes.................            -           3,820              32              -           3,852
   Other current assets..................          529           6,117              31           (341)          6,336
                                            ----------      ----------      ----------     ----------      ----------
        Total current assets.............          529         159,329           1,632         (1,905)        159,585
Property and equipment, net..............            -         429,223           6,451              -         435,674
Goodwill.................................            -          25,584               -              -          25,584
Deferred financing costs, net............       23,091               -               -              -          23,091
Deferred income taxes....................       23,337          (7,728)            128              -          15,737
Other noncurrent assets..................          878          26,592               -         (4,235)         23,235
Investment in subsidiaries...............      269,152           1,680               -       (270,832)              -
                                            ----------      ----------      ----------     ----------      ----------
        Total assets.....................   $  316,987      $  634,680      $    8,211     $ (276,972)     $  682,906
                                            ==========      ==========      ==========     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..   $    3,165      $      189      $        -     $        -      $    3,354
   Accounts payable......................            -          81,934             835           (690)         82,079
   Other accrued liabilities.............        7,256          52,721           1,307         (1,215)         60,069
                                            ----------      ----------      ----------     ----------      ----------
        Total current liabilities........       10,421         134,844           2,142         (1,905)        145,502
Long-term debt (net of unamortized
   discount).............................      493,401           2,598           4,235         (4,235)        495,999
Deferred income taxes....................            -           2,172               -              -           2,172
Intercompany payable (receivable)........     (210,465)        215,898          (5,433)             -               -
Other noncurrent liabilities.............            -          16,106               -              -          16,106
                                            ----------      ----------      ----------     ----------      ----------
        Total liabilities................      293,357         371,618             944         (6,140)        659,779
Redeemable equity........................        1,909               -               -              -           1,909
Nonredeemable stockholders' equity:
    Common stock and other
    nonredeemable stockholders' equity...      217,370         186,126           2,103       (188,732)        216,867
    Retained earnings
    (accumulated deficit)................     (195,649)         76,936           5,164        (82,100)       (195,649)
                                            ----------      ----------      ----------     ----------      ----------

        Total nonredeemable stockholders'
           equity........................       21,721         263,062           7,267       (270,832)         21,218
                                            ----------      ----------      ----------     ----------      ----------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity..........   $  316,987      $  634,680      $    8,211     $ (276,972)     $  682,906
                                            ==========      ==========      ==========     ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                      THREE MONTHS ENDED MARCH 31, 2003
                                                   ---------------------------------------------------------------------
                                                     PARENT       GUARANTOR     NONGUARANTOR
                                                    COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                    -------      ------------   ------------  ------------   ------------
                                                                        (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel........................................    $        -     $  412,129     $    2,064    $        -     $  414,193
   Non-fuel....................................             -        145,370            613             -        145,983
   Rent and royalties..........................             -          3,120          1,359          (964)         3,515
                                                   ----------     ----------     ----------    ----------     ----------
   Total revenues..............................             -        560,619          4,036          (964)       563,691
Cost of goods sold (excluding
  depreciation)................................             -        445,981          2,218             -        448,199
                                                   ----------     ----------     ----------    ----------     ----------
Gross profit (excluding depreciation)..........             -        114,638          1,818          (964)       115,492
Operating expenses.............................             -         82,466          1,343          (964)        82,845
Selling, general and
    administrative expenses....................           201          9,638            251             -         10,090
Depreciation and amortization expense..........             -         14,505             68             -         14,573
(Gain) on sales of property and equipment......             -            (32)             -             -            (32)
                                                   ----------     ----------     ----------    ----------     ----------
Income (loss) from operations..................          (201)         8,061            156             -          8,016
Equity income (loss)...........................         1,482            220              -        (1,462)           240
Interest and other financial costs, net........        (5,858)        (5,857)           (48)            -        (11,763)
                                                   ----------     ----------     ----------    ----------     ----------
Income (loss) before income taxes and the
   cumulative effect of a change in
   accounting principle........................        (4,577)         2,424            108        (1,462)        (3,507)
Provision (benefit) for income taxes...........        (2,046)           773             44             -         (1,229)
                                                   -----------    ----------     ----------    ----------     ----------
Income (loss) before the cumulative effect
      of a change in accounting principle......        (2,531)         1,651             64        (1,462)        (2,278)
Cumulative effect of a change in
      accounting principle, net of related
      taxes....................................             -           (253)             -             -           (253)
                                                   ----------     ----------     ----------    ----------     ----------

Net income (loss)..............................    $   (2,531)    $    1,398     $       64    $   (1,462)    $   (2,531)
                                                   ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     THREE MONTHS ENDED MARCH 31, 2004
                                                   ---------------------------------------------------------------------
                                                     PARENT       GUARANTOR     NONGUARANTOR
                                                    COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                    -------      ------------   ------------  ------------   ------------
                                                                        (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel.........................................   $        -     $  393,356     $    4,055    $        -     $  397,411
   Non-fuel.....................................            -        158,459            845             -        159,304
   Rent and royalties...........................            -          2,339          1,173          (874)         2,638
                                                   ----------     ----------     ----------    ----------     ----------
   Total revenues...............................            -        554,154          6,073          (874)       559,353
Cost of goods sold (excluding depreciation).....            -        435,970          4,241             -        440,211
                                                   ----------     ----------     ----------    ----------     ----------
Gross profit (excluding depreciation)...........            -        118,184          1,832          (874)       119,142
Operating expenses..............................            -         85,498          1,412          (874)        86,036
Selling, general and
    administrative expenses.....................          317          9,777            311             -         10,405
Depreciation and amortization expense...........            -         13,940            137             -         14,077
Loss on sales of property and equipment.........            -             12              -             -             12
                                                   ----------     ----------     ----------    ----------     ----------
Income (loss) from operations...................         (317)         8,957            (28)            -          8,612
Equity income (loss)............................        2,308             56              -        (2,285)            79
Interest and other financial costs, net.........       (6,098)        (5,304)           (75)            -        (11,477)
                                                   ----------     ----------     ----------    ----------     ----------
Income (loss) before income taxes...............       (4,107)         3,709           (103)       (2,285)        (2,786)
Provision (benefit) for income taxes............       (2,335)         1,350            (29)            -         (1,014)
                                                   ----------     ----------     ----------    ----------     ----------
Net income (loss)...............................   $   (1,772)    $    2,359     $      (74)   $   (2,285)    $   (1,772)
                                                   ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                              THREE MONTHS ENDED MARCH 31, 2003
                                            ---------------------------------------------------------------------
                                             PARENT        GUARANTOR     NONGUARANTOR
                                             COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             -------      ------------   ------------  ------------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...................  $    1,399     $   16,153     $      685    $    1,816     $   20,053
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions..................           -              -         (5,741)            -         (5,741)
   Proceeds from sales of property and
      equipment...........................           -          1,083              -             -          1,083
   Capital expenditures...................           -         (9,314)           (81)            -         (9,395)
                                            ----------     ----------     ----------    ----------     ----------
     Net cash used in investing
        activities........................           -         (8,231)        (5,822)            -        (14,053)
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances.............           -          1,549              -             -          1,549
   Revolving loan borrowings
      (repayments), net...................       2,600              -              -             -          2,600
   Long-term debt repayments..............        (820)           (44)             -             -           (864)
   Other..................................           -              -          1,816        (1,816)             -
   Intercompany advances..................      (3,179)          (498)         3,677             -              -
                                            ----------     ----------     ----------    ----------     ----------
      Net cash provided by (used in)
        financing activities..............      (1,399)        (1,007)         5,493        (1,816)         3,285
                                            ----------     ----------     ----------    ----------     ----------
      Effect of exchange rate changes on
        cash..............................           -              -             13             -             13
                                            ----------     ----------     ----------    ----------     ----------
      Net increase in cash................           -          8,929            369             -          9,298
Cash at the beginning of the period.......           -         14,047              -             -         14,047
                                            ----------     ----------     ----------    ----------     ----------
Cash at the end of the period.............  $        -     $   22,976     $      369    $        -     $   23,345
                                            ==========     ==========     ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                              THREE MONTHS ENDED MARCH 31, 2004
                                            ---------------------------------------------------------------------
                                               PARENT      GUARANTOR     NONGUARANTOR
                                              COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                              -------     ------------   ------------  ------------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...................  $     (440)    $   34,115     $       34    $        -     $   33,709
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures...................           -        (11,003)             -             -        (11,003)
                                            ----------     ----------     ----------    ----------     ----------
     Net cash used in investing
        activities........................           -        (11,003)             -             -        (11,003)
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances.............           -         (2,321)             -             -         (2,321)
   Revolving loan borrowings
      (repayments), net...................      (5,600)             -              -             -         (5,600)
   Long-term debt repayments..............        (791)           (46)             -             -           (837)
   Intercompany advances..................       6,831         (7,065)           234             -              -
                                            ----------     ----------     ----------    ----------     ----------
      Net cash provided by (used in)
        financing activities..............         440         (9,432)           234             -         (8,758)
                                            ----------     ----------     ----------    ----------     ----------
      Effect of exchange rate changes on
        cash..............................           -              -             (3)            -             (3)
                                            ----------     ----------     ----------    ----------     ----------
      Net increase (decrease) in cash.....           -         13,680            265             -         13,945
Cash at the beginning of the period.......           -         14,746            259             -         15,005
                                            ----------     ----------     ----------    ----------     ----------
Cash at the end of the period.............  $        -     $   28,426     $      524    $        -     $   28,950
                                            ==========     ==========     ==========    ==========     ==========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2003. Our results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

CRITICAL ACCOUNTING POLICIES

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At March 31, 2004, our geographically diverse network consisted of 150 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

      The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the three-month periods ended March 31, 2003 and 2004, our revenues and gross profit were composed as follows:

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                            ---------------------
                                                                                            2003            2004
                                                                                            ----            ----
Revenues:
   Fuel................................................................................      73.5%          71.0%
   Non-fuel............................................................................      25.9%          28.5%
   Rent and royalties..................................................................       0.6%           0.5%
                                                                                            -----          -----
         Total revenues................................................................     100.0%         100.0%
                                                                                            =====          =====
Gross profit (excluding depreciation):
   Fuel................................................................................      22.1%          18.1%
   Non-fuel............................................................................      74.9%          79.7%
   Rent and royalties..................................................................       3.0%           2.2%
                                                                                            -----          -----
         Total gross profit (excluding depreciation)...................................     100.0%         100.0%
                                                                                            =====          =====

COMPOSITION OF OUR NETWORK

      The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through March 31, 2003:

                                                            COMPANY-                    FRANCHISEE-
                                                            OPERATED        LEASED         OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                             -----          -----          -----         -----
Number of sites at December 31, 2002....................       122            20             10            152

2003 First Quarter Activity:
   New sites............................................         1             -              -              1
   Sales of sites.......................................        (1)            -              -             (1)
                                                               ---           ---            ---            ---
Number of sites at March 31, 2003.......................       122            20             10            152

April - December 2003 Activity:
   New sites............................................         1             -              -              1
   Sales of sites.......................................        (2)            -              -             (2)
   Closed sites.........................................        (1)            -              -             (1)
   Conversions of leased sites to
     company-operated sites.............................         6            (6)             -              -
                                                               ---           ---            ---            ---
Number of sites at December 31, 2003....................       126            14             10            150

2004 Activity:
   No activity..........................................         -             -              -              -
                                                               ---           ---            ---            ---
Number of sites at March 31, 2004.......................       126            14             10            150
                                                               ===           ===            ===            ===

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

QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003

      Revenues. Our consolidated revenues for the quarter ended March 31, 2004 were $559.4 million, which represents a decrease from the quarter ended March 31, 2003 of $4.3 million, or 0.8%, that is primarily attributable to a decrease in fuel revenue. Due to the market pricing of these commodity products and the pricing arrangements we have with our fuel customers, fuel revenue is not a reliable metric for analyzing our relative results from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue balances may increase or decrease significantly, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon.

      Fuel revenue for the quarter ended March 31, 2004 decreased by $16.8 million, or 4.1%, as compared to the same period in 2003. The decrease was attributable principally to diesel fuel, which experienced a drop in sales volume as well as a decline in average selling prices from 2003. The decrease related to diesel fuel was somewhat offset by an increase in gasoline revenue that resulted from both increased sales volumes and an increase in the average selling price as compared to the first quarter of 2003. Average diesel fuel and gasoline sales prices for the quarter ended March 31, 2004 decreased by 2.3% and increased by 5.0%, respectively, as compared to the same period in 2003, reflecting both the intense price competition that we have encountered during 2004 as well as increases in commodity prices that were attributable to higher crude oil costs, refinery outages and other refined petroleum product supply disruptions. The fuel revenue decrease also resulted from a decrease in diesel fuel sales volumes that was partially offset by an increase in gasoline sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended March 31, 2004 decreased 3.0% and increased 0.5%, respectively, as compared to the same period in 2003. For the quarter ended March 31, 2004, we sold 326.3 million gallons of diesel fuel and 40.8 million gallons of gasoline, as compared to
336.5 million gallons of diesel fuel and 40.6 million gallons of gasoline for the quarter ended March 31, 2003. The diesel fuel sales volume decrease of 10.2 million gallons resulted from a 2.4% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and a decrease in wholesale diesel fuel sales volume. The gasoline sales volume increase was primarily attributable to a 8.0% increase in same-site gasoline sales volumes partially offset by a 4.4 million gallon decrease in wholesale gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from a relatively flat level of trucking activity in the first quarter of 2004 as compared to the first quarter of 2003, in conjunction with an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and high levels of, diesel prices in 2004. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. We believe the decreases in wholesale sales volumes for both diesel and gasoline resulted from the sharp volatility in commodity prices during 2004 coupled with the absolute high level of commodity prices.

      Non-fuel revenues for the quarter ended March 31, 2004 of $159.3 million reflected an increase of $13.3 million, or 9.1%, as compared to the same period in 2003. The increase was primarily attributable to a 4.6% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2003. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers and also from our fuel pricing strategy.

      Rent and royalty revenues for the quarter ended March 31, 2004 reflected a $0.9 million, or 25%, decrease as compared to the same period in 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of six leased sites to company-operated sites since March 31, 2003. This decrease was partially offset by a 4.2% increase in same-site royalty revenue and a 2.5% increase in same-site rent revenue.

      Gross Profit (excluding depreciation). Our gross profit for the quarter ended March 31, 2004 was $119.1 million, compared to $115.5 million for the same period in 2003, an increase of $3.7 million, or 3.2%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in diesel fuel sales volume, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $3.2 million, or 3.9%, to $86.0 million for the quarter ended March 31, 2004 compared to $82.8 million for the same period in 2003. This increase was attributable to a $1.1 million, or 1.3%, increase on a same-site basis that is related to the increased level of non-fuel sales, and a $3.5 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003. These increases were partially offset by a $1.6 million credit to environmental expense related to remediation activities at a site (see further discussion in the "Environmental Matters" section of this Management's Discussion and Analysis). On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2004 were 54.5%, compared to 56.2% for the same period in 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

      Our selling, general and administrative expenses for the quarter ended March 31, 2004 were $10.4 million, which reflected a $0.3 million, or 3.1% increase from the same period in 2003 that is primarily attributable to personnel costs and increased insurance premiums.

      Depreciation and Amortization Expense. Depreciation and amortization expense for 2004 was $14.1 million, compared to $14.6 million for 2003, a decrease of $0.5 million or 3.4%, that was primarily due to a $0.4 million decrease in amortization expense that resulted from an intangible asset related to a noncompetition agreement becoming fully amortized in April 2003.

      Income from Operations. We generated income from operations of $8.6 million for the quarter ended March 31, 2004, compared to income from operations of $8.0 million for the same period in 2003. This increase of $0.6 million, or 7.4%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of diesel fuel sales volumes and fuel margins per gallon.

      Interest and Other Financial Costs -- Net. Interest and other financial costs, net, for the quarter ended March 31, 2004 decreased by $0.3 million, or 2.4%, compared to 2003. This decrease resulted from our reduced level of indebtedness in 2004 as compared to 2003.

      Income Taxes. Our effective income tax benefit rates for the quarters March 31, 2004 and 2003 were 36.4% and 35.0%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The increase from 2003 is primarily related to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or make a slower recovery than expected during the remainder of 2004. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2004 from levels that existed during 2003 and the first quarter of 2004, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy remains stagnant or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. Based on our outstanding obligations as of March 31, 2004, a one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.8 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first quarter of 2004 and as of March 31, 2004, and we expect to remain in compliance with all of our debt covenants throughout 2004. See the discussion below under the heading "Adjusted EBITDA and Debt Covenant Compliance."

      We anticipate that we will be able to fund our 2004 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At March 31, 2004, we had outstanding revolving credit facility borrowings and issued letters of credit of $8.0 million and $26.9 million, respectively, leaving $65.1 million of our $100 million revolving credit facility available for borrowings.

      The capital expenditures budget for 2004 is approximately $42 million. Given our forecasted level of cash flows from operations for 2004 and our planned level of capital expenditures, and barring an event or series of events that leads to significantly increased petroleum product prices, we expect that during 2004 we will make our scheduled debt payments of $3.0 million and will also repay an additional amount of outstanding borrowings under our term loan and revolving credit facilities. In April 2004, we made mandatory prepayments of term loan borrowings of $21.8 million. These prepayments consisted of $12.7 million related to Excess Cash Flow generated during the year ended December 31, 2003, and $9.1 million related to the net cash proceeds generated from the sale of our investment in an equity investee. The Excess Cash Flow prepayment was funded by borrowings under our revolving credit facility. Further, we expect that during 2004 we will generate an amount of excess cash flow that would require a mandatory prepayment of term loan borrowings in 2005.

HISTORICAL CASH FLOWS

      Net cash provided by operating activities was $33.7 million for the first quarter of 2004, compared to $20.1 million for the same period in the prior year. This $13.6 million increase in cash provided by operations was primarily attributable to a $14.9 million increase in the amount of cash generated from net working capital reductions and also resulted from a $0.4 million decrease in cash interest expense, and a $1.0 million decrease in operating income.

      Net cash used in investing activities was $11.0 million for the first quarter of 2004, as compared to $14.1 million for the first quarter of 2003. This decrease in cash used in investing activities resulted from a lack of business acquisitions or asset sales during 2004, as compared to a net of $4.7 million of spending in these areas in the first quarter of 2003. In the first quarter of 2003, we invested $5.7 million to acquire a travel center in Woodstock, Ontario, Canada and we sold one site. The level of capital expenditures in the first quarter of 2004 was $1.6 million greater than that in the first quarter of 2003. We expect cash used in investing activities for the year ending December 31, 2004 to total $42.0 million, as compared to $50.5 million for the year ended December 31, 2003.

      Net cash used in financing activities was $8.8 million during the first quarter of 2004, as compared to $3.3 million of cash provided by financing activities for the first quarter of 2003. During the first quarter of 2004, we made net repayments of revolving credit facility indebtedness of $5.6 million, made scheduled debt repayments of $0.8 million and reduced the amount of outstanding checks in excess of funds on deposit by $2.3 million. In the first quarter of 2003, we made net borrowings of revolving credit facility indebtedness of $2.6 million, made scheduled debt repayments of $0.9 million and increased the amount of outstanding checks in excess of funds on deposit by $1.5 million.

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

      We consider our Senior Credit Facility to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the Senior Credit Facility. Further, the Senior Credit Facility requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through the remainder of 2004. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and (b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under our Senior Credit Facility declaring our indebtedness under the Senior Credit Facility immediately due and payable. However, the more likely consequence would be the negotiation of a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                      -------------------------------
                                                                                           2003              2004
                                                                                           ----              ----
                                                                                         (IN THOUSANDS OF DOLLARS,
                                                                                               EXCEPT RATIOS)
Net income (loss)................................................................     $      (2,531)    $      (1,772)
Adjustments to reconcile net income (loss) to Adjusted EBITDA:
   Cumulative effect of a change in accounting principle, net of related taxes...               253                 -
   Provision (benefit) for income taxes..........................................            (1,229)           (1,014)
   Interest and other financial costs, net.......................................            11,763            11,477
   Depreciation and amortization expense.........................................            14,573            14,077
   Other non-cash charges (credits), net.........................................               150               146
                                                                                      -------------     -------------

Adjusted EBITDA..................................................................     $      22,979     $      22,914
                                                                                      =============     =============

Adjusted EBITDA for ratio measurement period.....................................     $     116,452     $     121,857
                                                                                      =============     =============

   Actual ratio at period end....................................................              2.55x             2.93x
   Required ratio at period end (no less than)...................................              1.80x             2.00x
   Minimum amount of Adjusted EBITDA to meet required ratio......................     $      82,265     $      83,064

Leverage ratio:
   Actual ratio at period end....................................................              4.37x             3.88x
   Required ratio at period end (no greater than)................................              4.65x             4.15x
   Minimum amount of Adjusted EBITDA to meet required ratio......................     $     109,315     $     113,953

DESCRIPTION OF INDEBTEDNESS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003, except that at March 31, 2004, we had outstanding revolving credit facility borrowings and issued letters of credit of $8.0 million and $26.9 million, respectively, leaving $65.1 million of our $100 million revolving credit facility available for borrowings. Further, as a consequence of the April 9, 2004, sale of our investment in Simons Petroleum, Inc., we made a mandatory prepayment of term loan borrowings of $9.1 million in April 2004. This prepayment was in addition to the $12.7 million mandatory prepayment made in April 2004 as a result of the Excess Cash Flow we generated in 2003.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

ENVIRONMENTAL MATTERS

      Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Until January 2004, Unocal similarly was required to provide indemnification for, and conduct remediation of, certain environmental conditions that existed prior to our April 1993 acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures for these matters at $9.6 million and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8.2 million, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. Accordingly, we recognized no income or expense as a result of entering into the Unocal Buy-Out Agreement. Of the cash paid to us by Unocal $1,000,000 was to reimburse us for the future costs of administering the remediation projects assumed from Unocal and was recorded as a deferred credit that will be recognized to offset our costs as the related remediation activities are completed.

      In March 2004, we received notification from the Pennsylvania Underground Storage Tank Insurance Fund ("USTIF") that, as a result of our appeal, USTIF had reversed its denial of our claim for reimbursement of corrective action costs incurred or to be incurred to remediate a diesel fuel release at our Harrisburg site. USTIF has agreed that our claim is eligible for reimbursement. Accordingly, in March 2004, we recognized a $1.6 million receivable for the recovery of the related corrective action costs, with an offsetting reduction of operating expenses. The expenses had been recognized by us in previous years, primarily in September 2003 when we expensed $1.3 million as a result of USTIF's original denial of our claim.

      We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of March 31, 2004, we had a reserve of $12.9 million for unindemnified environmental matters for which we are responsible, a receivable for expected recoveries of these estimated future expenditures of $3.7 million and $5.4 million of cash in an escrow account to fund certain of these estimated future expenditures. We estimate that the gross amount of the cash outlays related to the matters for which we have accrued this reserve will be approximately $4.3 million in the remainder of 2004; $2.7 million in 2005; $1.9 million in 2006; $1.5 million in 2007; $1.2 million in 2008 and $1.3 million thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. In addition, we have obtained insurance of up to $35.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, our results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model I existing authoritative guidance or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. We must adopt this accounting guidance in 2004 for any variable interest entities created after December 15, 2003 (there have been none to date), and on January 1, 2005 for all entities created before December 15, 2003. Under FIN 46R, we will be required to consolidate the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are still evaluating the amounts by which our financial statements will be affected by consolidating the lessor. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

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

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(b)     Reports on Form 8-K

        During the first quarter of 2004, we filed no reports on Form 8-K.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRAVELCENTERS OF AMERICA, INC.
                                                       (Registrant)

Date: May 14, 2004                       By:    /s/ James W. George
                                            ----------------------------------
                                            Name:  James W. George
                                            Title: Executive Vice President and
                                                     Chief Financial Officer
                                                (Principal Financial Officer and
                                                   Duly Authorized Officer)