Form 10-K/A
period 2002-12-31
TRAVELCENTERS OF AMERICA INC
filed 2004-07-09
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

As of June 30, 2004, there were outstanding 6,939,498 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                INTRODUCTORY NOTE

      This Amendment No. 2 on the Form 10-K/A is being filed to include the consent of our independent auditors and to inform investors that we will not be filing the separate financial statements of our former significant equity investee, Simons Petroleum, Inc. On February 26, 2004, we filed Amendment No. 1 on the Form 10-K/A to restate certain amounts (See Note 3 to our consolidated financial statements for a discussion of the restatement adjustments and the changes resulting from the restatement) and to revise certain disclosures in, and the presentation of, our consolidated financial statements for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. In that first amendment, we undertook to include in a second amendment the fiscal year 2002 audited financial statements of Simons as soon as they were available. Since the filing of our Form 10-K/A on February 26, 2004, circumstances beyond our control, as well as the subsequent sale of our interest in Simons, have rendered those financial statements unobtainable by us. Consequently, we made a request to the staff of the Securities and Exchange Commission that we not be required to include those financial statements in our Form 10-K for the year ended
December 31, 2002. The staff of the SEC granted our request on July 1, 2004, and, accordingly, the separate financial statements of Simons are not included in this Form 10-K/A and will not be filed subsequently. Although the separate financial statements of Simons are not being filed, summarized financial information of Simons is included in footnote 19 of our audited financial statements for the year ended December 31, 2002, which were included in the Amendment No. 1 on the Form 10-K/A filed on February 26, 2004. On April 9, 2004, we sold our interest in Simons. Consequently, Simons is no longer an equity investee of ours.

AMENDED ITEMS

      We hereby amend the following items or other portions of our Annual Report on Form 10-K for the year ended December 31, 2002, and/or Amendment No. 1 thereto, as set forth herein. No attempt has been made in this Amendment to modify or update other disclosures presented in the original report on Form 10-K, and/or Amendment No.1 thereto. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K, and/or Amendment No. 1 thereto, or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-K.

      The amended item is as follows:

Item 15. Exhibits, Financial Statement Schedules and Exhibit Index.

      Item 15(d) related to the separate financial statements of significant fifty percent or less owned persons is hereby deleted in its entirety. The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index is amended to include as Exhibit 23.1 the consent of PricewaterhouseCoopers LLP, which is filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRAVELCENTERS OF AMERICA, INC.

         July 9,  2004          By: /s/  James W. George
      ----------------------        --------------------------------------------
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

            Signature                            Title                       Date
            ---------                            -----                       ----
 /s/     Edwin P. Kuhn        Chairman of the Board of Directors         July 9, 2004
 ---------------------------    Chief Executive Officer
         Edwin P. Kuhn          (Principal Executive Officer)

 /s/    James W. George       Executive Vice President, Chief Financial  July 9, 2004
 ---------------------------    Officer and Secretary (Principal
        James W. George         Financial Officer and Principal
                                Accounting Officer)

 /s/   Robert J. Branson      Director                                   July 9, 2004
 ---------------------------
       Robert J. Branson

 /s/    Michael Greene        Director                                   July 9, 2004
 ---------------------------
        Michael Greene

 /s/   Steven B. Gruber       Director                                   July 9, 2004
 ---------------------------
       Steven B. Gruber

 /s/  Louis J. Mischianti     Director                                   July 9, 2004
 ---------------------------
      Louis J. Mischianti

 /s/  Rowan G. P. Taylor      Director                                   July 9, 2004
 ---------------------------
      Rowan G. P. Taylor

                                  EXHIBIT INDEX

  Exhibit
  Number                                              Exhibit
-----------   -----------------------------------------------------------------------------------------   -------------
    2.1       Recapitalization Agreement and Plan of Merger dated as of May 31, 2000...................        (d)

    2.2       Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,          (e)
              2000.....................................................................................

    3.1       Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc.......        (e)

    3.2       Amended and Restated By-laws of TravelCenters of America, Inc............................        (g)

    3.3       Restated Certificate of Incorporation of TA Operating Corporation........................        (a)

    3.4       Amended and Restated By-laws of TA Operating Corporation.................................        (a)

    3.5       Amended and Restated Certificate of Incorporation of TA Licensing, Inc...................        (e)

    3.6       By-laws of TA Licensing, Inc. ...........................................................        (e)

    3.7       Certificate of Limited Partnership of TravelCenters Properties, L.P. ....................        (e)

    3.8       Agreement of Limited Partnership of TravelCenters Properties, L.P. ......................        (e)

    3.9       Certificate of Conversion from a Corporation to a Limited Liability Company of
              TravelCenters Realty, Inc. ..............................................................        (i)

    3.10      Certificate of Formation of TravelCenters Realty, L.L.C. ................................        (i)

    3.11      Operating Agreement of TravelCenters Realty, L.L.C. .....................................        (i)

    3.12      Certificate of Formation of TA Travel, L.L.C. ...........................................        (e)

    3.13      Operating Agreement of TA Travel, L.L.C. ................................................        (e)

    4.1       Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,
              TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
              Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company.....        (e)

    4.2       Form of 12 3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1)..............        (e)

    4.3       Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
              TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
              Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
              Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
              Securities Corporation...................................................................        (e)

    4.4       Form of Warrant Certificate (included in Exhibit 10.21)..................................        (e)

    4.5       Form of Common Stock Certificate.........................................................        (f)

   10.1       Amended and Restated Credit Agreement dated as of November 14, 2000......................        (e)

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

   10.3       Operating Agreement of Freightliner Corporation and TA Operating Corporation dated as
              of July 21, 1999.........................................................................        (c)

 Exhibit
  Number                                              Exhibit
-----------   -----------------------------------------------------------------------------------------   -------------
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

   10.7       Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
              Network Funding, LP and TA Operating Corporation.........................................        (h)

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

   10.10*     Employment Agreement, dated as of January 1, 2000, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter...................        (e)

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

   10.16*     Employment Agreement, dated as of January 1, 2002, by and among TA Operating
              Corporation, TravelCenters of America, Inc. and Steven C. Lee............................        (i)

   10.17*     Amendment No. 2 to Employment Agreement, dated as of December 31, 2002, by and among TA
              Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn..................        (i)

   10.18*     Success Bonus Letter.....................................................................        (d)

   10.19      Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
              and State Street Bank and Trust Company, as warrant agent................................        (e)

   10.20      Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters
              of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent........        (e)

   10.21*     Form of Management Subscription Agreement................................................        (a)

   10.22*     Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to              (b)
              Item 601 of Regulation S-K...............................................................

   10.23*     Form of Management Note..................................................................        (b)

   10.24*     Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
              Regulation S-K...........................................................................        (b)

 Exhibit
  Number                                              Exhibit
-----------   -----------------------------------------------------------------------------------------   ------------
   10.25*     2001 Stock Incentive Plan of TravelCenters of America, Inc. .............................        (h)

   10.26*     Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement..................        (h)

   21.1       List of Subsidiaries of TravelCenters of America, Inc....................................        (i)

   23.1       Consent of PricewaterhouseCoopers LLP....................................................         +

   31.1       Section 302 Certification of Chief Executive Officer.....................................         +

   31.2       Section 302 Certification of Chief Financial Officer.....................................         +

   32.1       Section 906 Certification of Chief Executive Officer.....................................         +

   32.2       Section 906 Certification of Chief Financial Officer.....................................         +

   99.1       Information Required by Part III of Form 10-K............................................        (i)

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