Form 10-Q
period 2004-06-30
TRAVELCENTERS OF AMERICA INC
filed 2004-08-13
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        ---------------------------------

                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                        Commission file number 333-52442

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

                            Yes [X]            No [ ]

      As of July 31, 2003, there were outstanding 6,934,569 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                        INDEX                                                       PAGE NO.
                        -----                                                       --------
PART I.        FINANCIAL INFORMATION

   Item 1.     Unaudited Consolidated Balance Sheet as of December 31, 2003
               and June 30, 2004................................................       2

               Unaudited Consolidated Statement of Operations and
               Comprehensive Income for the three months and six months
               ended June 30, 2003 and 2004.....................................       3

               Unaudited Consolidated Statement of Cash Flows for the six
               months ended June 30, 2003 and 2004..............................       4

               Unaudited Consolidated Statement of Nonredeemable
               Stockholders' Equity for the six months ended June 30, 2003
               and 2004.........................................................       5

               Selected Notes to Unaudited Consolidated Financial Statements....       6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................      21

   Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk......................................................      30

   Item 4.     Controls and Procedures..........................................      30

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings................................................      31

   Item 4.     Submission of Matters to a Vote of Security Holders..............      31

   Item 6.     Exhibits and Reports on Form 8-K.................................      31

SIGNATURE......................................................................       32

                         TRAVELCENTERS OF AMERICA, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,     JUNE 30,
                                                                                            2003           2004
                                                                                        ------------    ----------
                                                                                         (IN THOUSANDS OF DOLLARS)
                                         ASSETS
Current assets:
   Cash..............................................................................    $   15,005     $   20,059
   Accounts receivable (less allowance for doubtful accounts of $1,707 for 2003 and
      $1,454 for 2004)...............................................................        42,987         55,279
   Inventories.......................................................................        63,981         62,441
   Deferred income taxes.............................................................         3,823          3,871
   Other current assets..............................................................         6,962          5,247
                                                                                         ----------     ----------
        Total current assets.........................................................       132,758        146,897
Property and equipment, net..........................................................       438,133        436,013
Goodwill.............................................................................        25,584         25,665
Deferred financing costs, net........................................................        24,012         22,138
Deferred income taxes................................................................        14,519         12,748
Other noncurrent assets..............................................................        15,561         12,794
                                                                                         ----------     ----------
        Total assets.................................................................    $  650,567     $  656,255
                                                                                         ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt..............................................    $    3,354     $    3,132
   Accounts payable..................................................................        59,754         85,003
   Other accrued liabilities.........................................................        50,020         53,095
                                                                                         ----------     ----------
        Total current liabilities....................................................       113,128        141,230
Commitments and contingencies........................................................             -              -
Long-term debt (net of unamortized discount).........................................       502,033        468,632
Deferred income taxes................................................................         2,137          2,189
Other noncurrent liabilities.........................................................         8,318         15,536
                                                                                         ----------     ----------
                                                                                            625,616        627,587

Redeemable equity....................................................................         1,909          2,083
Nonredeemable equity:
   Common stock and other stockholders' equity.......................................       216,919        216,588
   Accumulated deficit...............................................................      (193,877)      (190,003)
                                                                                         ----------     ----------
        Total nonredeemable equity...................................................        23,042         26,585
                                                                                         ----------     ----------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  650,567     $  656,255
                                                                                         ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                      -------------------------     -------------------------
                                                         2003           2004           2003           2004
                                                      ----------     ----------     ----------     ----------
                                                         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Revenues:
   Fuel.............................................  $  360,256     $  455,365     $  774,449     $  852,776
   Nonfuel..........................................     166,460        180,507        312,443        339,811
   Rent and royalties...............................       3,500          2,710          7,015          5,349
                                                      ----------     ----------     ----------     ----------
         Total revenues.............................     530,216        638,582      1,093,907      1,197,936
Cost of goods sold (excluding depreciation):
   Fuel.............................................     330,975        429,695        719,637        805,522
   Nonfuel..........................................      68,673         74,229        128,210        138,613
                                                      ----------     ----------     ----------     ----------
         Total cost of goods sold (excluding
            depreciation)...........................     399,648        503,924        847,847        944,135
                                                      ----------     ----------     ----------     ----------

Gross profit (excluding depreciation)...............     130,568        134,658        246,060        253,801

Operating expenses..................................      86,505         89,782        169,350        175,819
Selling, general and administrative expenses........      10,215         10,303         20,305         20,707
Depreciation and amortization expense...............      14,626         15,897         29,200         29,974
(Gain) loss on asset sales..........................        (261)            (1)          (293)            11
                                                      ----------     ----------     -----------    ----------
Income from operations..............................      19,483         18,677         27,498         27,290
Equity in earnings of affiliate.....................         383              -            623             78
Gain on sale of investment..........................           -          1,491              -          1,491
Interest and other financial costs, net.............     (11,525)       (11,255)       (23,288)       (22,732)
                                                      ----------     ----------     ----------     ----------

Income before income taxes and the cumulative
   effect of a change in accounting principle.......       8,341          8,913          4,833          6,127
Provision for income taxes..........................       3,080          3,267          1,850          2,253
                                                      ----------     ----------     ----------     ----------
Income before the cumulative effect of a change in
   accounting principle.............................       5,261          5,646          2,983          3,874

Cumulative effect of a change in accounting
   principle, net of related taxes (Note 2).........           -              -           (253)             -
                                                      ----------     ----------     ----------     ----------

Net income..........................................       5,261          5,646          2,730          3,874

Other comprehensive income (expense), net of tax
   (Note 3):
    Foreign currency translation adjustments........         399           (106)           632           (158)
                                                      ----------     ----------     ----------     ----------
Comprehensive income................................  $    5,466     $    5,540     $    3,168     $    3,716
                                                      ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       -------------------------------
                                                                                            2003              2004
                                                                                       ------------       ------------
                                                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................  $     2,730        $     3,874
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle..........................          253                  -
      Depreciation and amortization expense..........................................       29,200             29,974
      Amortization of deferred financing costs.......................................        1,671              1,874
      Deferred income tax provision..................................................        1,345              1,791
      Provision for doubtful accounts................................................          500                175
      (Gain) on sales of property and equipment......................................         (293)            (1,480)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................      (12,711)           (12,896)
         Inventories.................................................................        5,116              1,702
         Other current assets........................................................        1,504              1,715
         Accounts payable and other accrued liabilities..............................       12,323             29,892
      Other, net.....................................................................         (952)             1,813
                                                                                       -----------        -----------
       Net cash provided by operating activities.....................................       40,686             58,434
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions.........................................................       (8,302)              (144)
       Proceeds from asset sales.....................................................        1,378              9,078
       Capital expenditures..........................................................      (21,236)           (25,573)
                                                                                       ------------       -----------
       Net cash used in investing activities.........................................      (28,160)           (16,639)
                                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in checks drawn in excess of bank balances................          696             (2,290)
       Revolving loan borrowings (repayments), net...................................       11,100            (11,100)
       Long-term debt repayments.....................................................      (13,014)           (23,349)
       Other.........................................................................         (252)                 -
                                                                                       -----------        -----------
       Net cash used in financing activities.........................................       (1,470)           (36,739)
                                                                                       -----------        -----------
       Effect of exchange rate changes on cash.......................................          201                 (2)
                                                                                       -----------        -----------
           Net increase (decrease) in cash...........................................       11,257              5,054
Cash at the beginning of the period..................................................       14,047             15,005
                                                                                       -----------        -----------
Cash at the end of the period........................................................  $    25,304        $    20,059
                                                                                       ===========        ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ------------------------------
                                                                                            2003               2004
                                                                                       ---------------    -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period............................................  $         3        $         3
                                                                                       ===========        ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period....................................................  $   217,290        $   216,112
       Accretion of redeemable equity................................................         (219)              (173)
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $   217,071        $   215,939
                                                                                       ===========        ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period....................................................  $         -        $       804
       Foreign currency translation adjustments, net of tax..........................          632               (158)
                                                                                       -----------        -----------
    Balance at end of period.........................................................  $       632        $       646
                                                                                       ===========        ===========
ACCUMULATED DEFICIT:
   Balance at beginning of period....................................................  $  (202,768)       $  (193,877)
       Net income....................................................................        2,730              3,874
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $  (200,038)       $  (190,003)
                                                                                       ===========        ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At June 30, 2004, our geographically diverse nationwide network of full-service travel centers consisted of 150 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

      The accompanying unaudited, consolidated financial statements as of June 30, 2004 and for the three- and six-month periods ended June 30, 2003 and 2004 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at June 30, 2004, our results of operations for the three- and six-month periods ended June 30, 2003 and 2004, and our changes in nonredeemable stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2004, and are not necessarily indicative of the results to be expected for the full year.

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

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the six months ended June 30, 2003 and 2004, was as follows:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                         2003           2004
                                                                                     -------------  -----------
                                                                                      (IN THOUSANDS OF DOLLARS)
Balance at January 1,..............................................................  $       589    $       663
Liabilities incurred...............................................................           10              -
Liabilities settled................................................................            -             (9)
Accretion expense..................................................................           38             42
Revisions to estimates.............................................................            -              -
                                                                                     -----------    -----------
Balance at June 30.................................................................  $       637    $       696
                                                                                     ===========    ===========

      FIN 46. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model in existing authoritative guidance or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. We must adopt this accounting guidance in 2004 for any variable interest entities created after December 15, 2003 (there have been none to date), and on January 1, 2005 for all entities created before December 15, 2003. Under FIN 46R, we will be required to consolidate the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are still evaluating the amounts by which our financial statements will be affected by consolidating the lessor. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

3.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
                                                             2003           2004           2003           2004
                                                          ----------     -----------    ----------     -----------
                                                                         (IN THOUSANDS OF DOLLARS)
Related to foreign currency translation adjustments.....  $      100     $      (28)    $      256     $      (47)
                                                          ----------     ----------     ----------     ----------
  Total.................................................  $      100     $      (28)    $      256     $      (47)
                                                          ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    INVENTORIES

      Inventories consisted of the following:

                                                                                     DECEMBER 31,     JUNE 30,
                                                                                         2003           2004
                                                                                     -----------     ----------
                                                                                      (IN THOUSANDS OF DOLLARS)
Nonfuel merchandise...............................................................   $   57,881      $   55,639
Petroleum products................................................................        6,100           6,802
                                                                                     ----------      ----------
    Total inventories.............................................................   $   63,981      $   62,441
                                                                                     ==========      ==========

5.    GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the six-month periods ended June 30, 2003 and 2004 were as follows:

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ---------------------------
                                                                                        2003            2004
                                                                                    --------------- -----------
                                                                                     (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period.................................................. $    23,585     $    25,584
Goodwill recorded during the period................................................         651              81
                                                                                    -----------     -----------
Balance as of end of period........................................................ $    24,236     $    25,665
                                                                                    ===========     ===========

      During the six months ended June 30, 2003 we recorded $651,000 of goodwill as a result of the business acquisitions we completed in connection with converting three leased sites to company-operated sites. During the six months ended June 30, 2004 we recorded $81,000 of goodwill as a result of the business acquisition we completed in connection with converting one leased site to a company-operated site.

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                                       DECEMBER 31,     JUNE 30,
                                                                                           2003          2004
                                                                                      -------------   ------------
                                                                                        (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Leasehold interest...........................................................  $      1,724    $      1,724
       Other........................................................................         1,015           1,015
                                                                                      ------------    ------------
           Total amortizable intangible assets......................................         2,739           2,739
       Less - accumulated amortization..............................................         2,334           2,428
                                                                                      ------------    ------------
           Net carrying value of amortizable intangible assets......................           405             311
Net carrying value of trademarks....................................................         1,398           1,398
                                                                                      ------------    ------------
           Intangible assets, net...................................................  $      1,803    $      1,709
                                                                                      ============    ============

      Total amortization expense for our amortizable intangible assets for the six-month periods ended June 30, 2003 and 2004 was $590,000 and $94,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2004 and each of the four succeeding fiscal years are $191,000 for 2004; $87,000 for 2005 and $10,000 in each of 2006, 2007 and 2008.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    STOCK-BASED EMPLOYEE COMPENSATION

      We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For granted options that vest over time, no compensation expense is reflected in net income, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved. The following table illustrates the effect on net income if we had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                  --------------------------       ----------------------
                                                     2003             2004           2003          2004
                                                                   (IN THOUSANDS OF DOLLARS)
Net income, as reported.........................  $    5,261        $  5,646       $   2,730     $  3,874
Add back - Stock-based employee compensation
    expense, net of related tax effects,
    included in net income (loss) as reported...           -               -               -            -
Deduct - Total stock-based employee
    compensation expense determined under fair
    value based methods for all awards, net of
    related tax effects.........................        (157)           (166)           (327)        (334)
                                                  ----------        --------       ---------     --------
Pro forma net income............................  $    5,104        $  5,480       $   2,403     $  3,540
                                                  ==========        ========       =========     ========

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

      Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Until January 2004, Unocal similarly was required to provide indemnification for, and conduct remediation of, certain environmental conditions that existed prior to our April 1993 acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2,609,000 of cash, funded an escrow account with $5,415,000 to be drawn on by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures for these matters at $9,648,000 and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8,248,000 which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. Accordingly, we recognized no income or expense as a result of entering into the Unocal Buy-Out Agreement. Of the cash paid to us by Unocal, $1,000,000 was to reimburse us for the future costs of administering the remediation projects assumed from Unocal and was recorded as a deferred credit that will be recognized to offset our costs as the related remediation activities are completed.

      At June 30, 2004, we had a reserve for environmental matters of $12,438,000, a receivable for expected recoveries of these estimated future expenditures of $3,594,000 and $5,418,000 of cash in an escrow account to fund certain of these estimated future expenditures. In our consolidated balance sheet, $5,184,000 of the reserve for environmental matters was included in the accrued liabilities balance and $7,254,000 of the reserve was included in the other noncurrent liabilities balance, $2,132,000 of the recoveries receivable amount was included in the accounts receivable balance and $1,462,000 of the recoveries receivable amount and the escrow accounts were included in the other noncurrent assets balance. We estimate that the gross amount of the cash outlays related to the matters for which we have accrued this reserve will be approximately $3,831,000 in the remainder of 2004; $2,706,000 in 2005; $1,932,000 in 2006; $1,481,000 in 2007; $1,163,000 in 2008 and $1,325,000
thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. We have obtained insurance of up to $35,000,000 for known environmental liabilities (which includes the insurance coverage purchased by Unocal as described above) and up to $40,000,000 for unknown environmental liabilities, subject, in

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

each case, to certain limitations and deductibles. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ----------------------------
                                                                                        2003            2004
                                                                                    -----------     ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings.........................................................  $   269,000     $   213,700
Revolving loan repayments.........................................................     (257,900)       (224,800)
                                                                                    -----------     -----------
  Revolving loan borrowings (repayments), net.....................................  $    11,100     $   (11,100)
                                                                                    ===========     ===========

Cash paid during the period for:
  Interest........................................................................  $    23,343     $    21,264
  Income taxes (net of refunds)...................................................  $       335     $       634

      During the six-month periods ended June 30, 2003 and 2004, we acquired $419,000 and $328,000, respectively, of inventory and equipment in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites.

9.    OTHER INFORMATION

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            --------------------------    --------------------------
                                                               2003           2004           2003           2004
                                                            -----------    -----------    -----------    -----------
                                                                           (IN THOUSANDS OF DOLLARS)
Interest and other financial costs
  consists of the following:
   Cash interest expense..................................  $  (10,271)    $   (9,902)    $  (20,912)    $  (20,077)
   Cash interest income...................................          23             22             42             45
   Amortization of discount on debt.......................        (381)          (422)          (747)          (826)
   Amortization of deferred financing costs...............        (850)          (953)        (1,671)        (1,874)
                                                            ----------     ----------     ----------     ----------
   Interest and other financial costs, net................  $  (11,525)    $  (11,255)    $  (23,288)    $  (22,732)
                                                            ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.   RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,490,000 and $1,525,174 at December 31, 2003 and June 30, 2004,
respectively.

      We owned 21.5% of the voting stock of Simons Petroleum, Inc. until April 9, 2004 when we sold the Simons shares we owned. After that date, Simons was no longer an equity investee of ours and, therefore, no longer a related party. The following disclosures include transactions and balances related to our business activities with Simons for the period while we were a stockholder. During the six-month periods ended June 30, 2003 and 2004, diesel fuel provided by Simons accounted for $118,504,000 and $70,652,000, respectively, of our cost of goods sold and we made sales of diesel fuel to Simons in the amounts of $1,690,000 and $152,000, respectively. We also lease a travel center from Simons. Rent paid with respect to this site for the six-month periods ended June 30, 2003 and 2004 was $204,000 and $102,000, respectively. At December 31, 2003, our receivables from Simons were $150,000 while our payables to Simons were $49,000.

      We received proceeds from the sale of our Simons shares of $9,073,000. This sale represented a prepayment event under our Senior Credit Facility and, therefore, in April we made a mandatory prepayment of our term loan borrowings in the amount of $9,073,000. The merger agreement pursuant to which we sold these shares provides two opportunities for us to receive additional sales proceeds in late 2005: we could receive an additional $921,000 based on Simons achieving specified earnings targets, and we could receive $1,053,000 that was paid into escrow at closing if certain conditions are met and certain representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized in the second quarter of 2004 of $1,491,000 does not reflect these amounts.

11.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2003 and June 30, 2004, our condensed consolidating statement of operations schedules for the three- and six-month periods ended June 30, 2003 and 2004 and our condensed consolidating statement of cash flows schedules for the six-month periods ended June 30, 2003 and 2004. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                              DECEMBER 31, 2003
                                                --------------------------------------------------------------------------
                                                   PARENT       GUARANTOR     NONGUARANTOR
                                                  COMPANY      SUBSIDIARIES    SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                ----------     ------------   ------------    ------------    ------------
                                                                         (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash......................................   $        -      $   14,746     $      259     $         -      $   15,005
   Accounts receivable, net..................            -          43,489          1,056          (1,558)         42,987
   Inventories...............................            -          63,771            210               -          63,981
   Deferred income taxes.....................            -           3,820              3               -           3,823
   Other current assets......................          620           6,598              4            (260)          6,962
                                                ----------      ----------     ----------     -----------      ----------
        Total current assets.................          620         132,424          1,532          (1,818)        132,758
Property and equipment, net..................            -         431,470          6,663               -         438,133
Goodwill.....................................            -          25,584              -               -          25,584
Deferred financing costs.....................       24,012               -              -               -          24,012
Deferred income taxes........................       21,002          (6,612)           129               -          14,519
Other noncurrent assets....................            896          18,949              -          (4,284)         15,561
Investment in subsidiaries...................      266,844           1,702              -        (268,546)              -
                                                ----------      ----------     ----------     -----------      ----------
        Total assets.........................   $  313,374      $  603,517     $    8,324     $  (274,648)     $  650,567
                                                ==========      ==========     ==========     ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt......   $    3,165      $      189     $        -      $        -      $    3,354
   Accounts payable..........................            -          59,524            854            (624)         59,754
   Other accrued liabilities.................        2,686          47,037          1,491          (1,194)         50,020
                                                ----------      ----------     ----------      ----------      ----------
        Total current liabilities............        5,851         106,750          2,345          (1,818)        113,128
Long-term debt (net of unamortized discount).      499,417           2,616          4,284          (4,284)        502,033
Deferred income taxes........................            -           2,137              -               -           2,137
Intercompany advances........................     (217,296)        222,964         (5,668)              -               -
Other noncurrent liabilities.................            -           8,318              -               -           8,318
                                                ----------      ----------     ----------      ----------      ----------
        Total liabilities....................      287,972         342,785            961          (6,102)        625,616

Redeemable equity............................        1,909               -              -               -           1,909
Nonredeemable stockholders' equity:
   Common stock and other stockholders'
     equity..................................      217,370         186,155          2,125        (188,731)        216,919
   Retained earnings (accumulated deficit)...     (193,877)         74,577          5,238         (79,815)       (193,877)
                                                ----------      ----------     ----------      ----------      ----------
        Total nonredeemable stockholders'
           equity............................       23,493         260,732          7,363        (268,546)         23,042
                                                ----------      ----------     ----------      ----------      ----------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity............................   $  313,374      $  603,517     $    8,324      $ (274,648)     $  650,567
                                                ==========      ==========     ==========      ==========      ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                           JUNE 30, 2004
                                              -----------------------------------------------------------------------
                                                 PARENT      GUARANTOR     NONGUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                              ----------    ------------   ------------   ------------   ------------
                                                                       (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash.....................................  $        -     $   19,862     $      197     $        -     $   20,059
   Accounts receivable, net.................           -         55,931            945         (1,597)        55,279
   Inventories..............................           -         62,261            180              -         62,441
   Deferred income taxes....................           -          3,820             51              -          3,871
   Other current assets.....................         270          5,389              1           (413)         5,247
                                              ----------     ----------     ----------     ----------     ----------
        Total current assets................         270        147,263          1,374         (2,010)       146,897
Property and equipment, net.................           -        429,414          6,599              -        436,013
Goodwill....................................           -         25,665              -              -         25,665
Deferred financing costs, net...............      22,138              -              -              -         22,138
Deferred income taxes.......................      20,509         (7,887)           126              -         12,748
Other noncurrent assets.....................         860         16,098              -         (4,164)        12,794
Investment in subsidiaries..................     278,673          1,650              -       (280,323)             -
                                              ----------     ----------     ----------     ----------     ----------
        Total assets........................  $  322,450     $  612,203     $    8,099     $ (286,497)    $  656,255
                                              ==========     ==========     ==========     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.....  $    2,943     $      189     $        -     $        -     $    3,132
   Accounts payable.........................           -         84,783            827           (607)        85,003
   Other accrued liabilities................       1,068         51,720          1,710         (1,403)        53,095
                                              ----------     ----------     ----------     ----------     ----------
        Total current liabilities...........       4,011        136,692          2,537         (2,010)       141,230
Long-term debt (net of unamortized discount)     466,052          2,580          4,164         (4,164)       468,632
Deferred income taxes.......................           -          2,189              -              -          2,189
Intercompany payable (receivable)...........    (176,889)       182,663         (5,774)             -              -
Other noncurrent liabilities................           -         15,536              -              -         15,536
                                              ----------     ----------     ----------     ----------     ----------
        Total liabilities...................     293,174        339,660            927         (6,174)       627,587
Redeemable equity...........................       2,083              -              -              -          2,083
Nonredeemable stockholders' equity:
    Common stock and other
     stockholders' equity...................     217,196        186,053          2,069       (188,730)       216,588
    Retained earnings
     (accumulated deficit)..................    (190,003)        86,490          5,103        (91,593)      (190,003)
                                              ----------     ----------     ----------     ----------     ----------
        Total nonredeemable stockholders'
           equity...........................      27,193        272,543          7,172       (280,323)        26,585
                                              ----------     ----------     ----------     ----------     ----------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity.............  $  322,450     $  612,203     $    8,099     $ (286,497)    $  656,255
                                              ==========     ==========     ==========     ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                               THREE MONTHS ENDED JUNE 30, 2003
                                              ---------------------------------------------------------------------
                                                PARENT        GUARANTOR   NONGUARANTOR
                                               COMPANY      SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                              ----------    ------------  ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................    $        -     $  357,783    $    2,473    $        -     $  360,256
   Nonfuel................................             -        165,595           865             -        166,460
   Rent and royalties.....................             -          3,120         1,481        (1,101)         3,500
                                              ----------     ----------    ----------    ----------     ----------
   Total revenues.........................             -        526,498         4,819        (1,101)       530,216
Cost of goods sold (excluding depreciation)            -        396,964         2,684             -        399,648
                                              ----------     ----------    ----------    ----------     ----------
Gross profit (excluding depreciation).....             -        129,534         2,135        (1,101)       130,568

Operating expenses........................             -         85,936         1,670        (1,101)        86,505
Selling, general and
    administrative expenses...............           201          9,775           239             -         10,215
Depreciation and amortization expense.....             -         14,497           129             -         14,626
(Gain) on asset sales.....................             -           (261)            -             -           (261)
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) from operations.............          (201)        19,587            97             -         19,483
Equity income (loss)......................         9,383            279             -        (9,279)           383
Interest and other financial costs, net...        (6,017)        (5,437)          (71)            -        (11,525)
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) before income taxes.........         3,165         14,429            26        (9,279)         8,341
Provision (benefit) for income taxes......        (2,096)         5,132            44             -          3,080
                                              ----------     ----------    ----------    ----------     ----------
Net income (loss).........................    $    5,261     $    9,297    $      (18)   $   (9,279)    $    5,261
                                              ==========     ==========    ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               THREE MONTHS ENDED JUNE 30, 2004
                                              ---------------------------------------------------------------------
                                                PARENT       GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARY     SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                              ----------    -----------   ------------  ------------   ------------
                                                                   (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel.....................................  $        -     $  450,724    $    4,641    $        -     $  455,365
   Nonfuel..................................           -        179,611           896             -        180,507
   Rent and royalties.......................           -          2,456         1,244          (990)         2,710
                                              ----------     ----------    ----------    ----------     ----------
   Total revenues...........................           -        632,791         6,781          (990)       638,582
Cost of goods sold (excluding depreciation).           -        499,075         4,849             -        503,924
                                              ----------     ----------    ----------    ----------     ----------
Gross profit (excluding depreciation).......           -        133,716         1,932          (990)       134,658
Operating expenses..........................           -         89,265         1,507          (990)        89,782
Selling, general and
    administrative expenses.................         332          9,671           300             -         10,303
Depreciation and amortization expense.......           -         15,765           132             -         15,897
(Gain) on asset sales.......................           -             (1)            -             -             (1)
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) from operations...............        (332)        19,016            (7)            -         18,677
Equity income (loss)........................       9,522            (29)            -        (9,493)             -
Gain on sale of investment..................           -          1,491             -             -          1,491
Interest and other financial costs, net.....      (5,831)        (5,351)          (73)            -        (11,255)
                                              ----------     ----------    ----------    ----------     ----------
Income (loss) before income taxes...........       3,359         15,127           (80)       (9,493)         8,913
Provision (benefit) for income taxes........      (2,287)         5,573           (19)            -          3,267
                                              ----------     ----------    ----------    ----------     ----------
Net income (loss)...........................  $    5,646     $    9,554    $      (61)   $   (9,493)    $    5,646
                                              ==========     ==========    ==========    ==========     ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                  SIX MONTHS ENDED JUNE 30, 2003
                                             ----------------------------------------------------------------------
                                                PARENT       GUARANTOR    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                             -----------   ------------   ------------   ------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................   $        -     $  769,911    $    4,538     $        -    $  774,449
   Nonfuel................................            -        310,964         1,479              -       312,443
   Rent and royalties.....................            -          6,241         2,839         (2,065)        7,015
                                             ----------     ----------    ----------     ----------    ----------
   Total revenues.........................            -      1,087,116         8,856         (2,065)    1,093,907
Cost of goods sold (excluding depreciation)           -        842,945         4,902              -       847,847
                                             ----------     ----------    ----------     ----------    ----------
Gross profit (excluding depreciation).....            -        244,171         3,954         (2,065)      246,060
Operating expenses........................            -        168,402         3,013         (2,065)      169,350
Selling, general and
    administrative expenses...............          401         19,413           491              -        20,305
Depreciation and amortization expense.....            -         29,200           197              -        29,200
(Gain) on asset sales.....................            -           (293)            -              -          (293)
                                             ----------     ----------    ----------     ----------    ----------
Income (loss) from operations.............         (401)        27,646           253              -        27,498
Equity income (loss)......................       10,865            498             -        (10,740)          623
Interest and other financial costs, net...      (11,876)       (11,293)         (119)             -       (23,288)
                                             ----------     ----------    ----------     ----------    ----------
Income (loss) before income taxes.........       (1,412)        16,851           134        (10,740)        4,833
Provision (benefit) for income taxes......       (4,142)         5,904            88              -         1,850
                                             ----------     ----------    ----------     ----------    ----------
Income (loss) before the cumulative effect
      of a change in accounting principle.        2,730         10,947            46        (10,740)        2,983
Cumulative effect of a change in
      accounting principle, net of related
      taxes...............................            -           (253)            -              -          (253)
                                             ----------     ----------    ----------     ----------    ----------
Net income (loss).........................   $    2,730     $   10,694    $       46     $  (10,740)   $    2,730
                                             ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                SIX MONTHS ENDED JUNE 30, 2004
                                             ---------------------------------------------------------------------
                                                PARENT       GUARANTOR    NONGUARANTOR
                                               COMPANY      SUBSIDIARY     SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                             -----------    -----------   ------------  ------------  ------------
                                                                  (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel...................................    $       -      $ 844,080     $   8,696     $       -      $ 852,776
   Nonfuel................................            -        338,071         1,740             -        339,811
   Rent and royalties.....................            -          4,795         2,418        (1,864)         5,349
                                              ---------      ---------     ---------     ---------      ---------
   Total revenues.........................            -      1,186,946        12,854        (1,864)     1,197,936
Cost of goods sold (excluding depreciation)           -        935,044         9,091             -        944,135
                                              ---------      ---------     ---------     ---------      ---------
Gross profit (excluding depreciation).....            -        251,902         3,763        (1,864)       253,801
Operating expenses........................            -        174,765         2,918        (1,864)       175,819
Selling, general and
    administrative expenses...............          649         19,447           611             -         20,707
Depreciation and amortization expense.....            -         29,705           269             -         29,974
(Gain) on asset sales.....................            -             11             -             -             11
                                              ---------      ---------     ---------     ---------      ---------
Income (loss) from operations.............         (649)        27,974           (35)            -         27,290
Equity income (loss)......................       11,830             26             -       (11,778)            78
Gain on sale of investment................            -          1,491             -             -          1,491
Interest and other financial costs, net...      (11,929)       (10,655)         (148)            -        (22,732)
                                              ---------      ---------     ---------     ---------      ---------
Income (loss) before income taxes.........         (748)        18,836          (183)      (11,778)         6,127
Provision (benefit) for income taxes......       (4,622)         6,923           (48)            -          2,253
                                              ---------      ---------     ---------     ---------      ---------
Net income (loss).........................    $   3,874      $  11,913     $    (135)    $ (11,778)     $   3,874
                                              =========      =========     =========     =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                               SIX MONTHS ENDED JUNE 30, 2003
                                            ---------------------------------------------------------------------
                                               PARENT       GUARANTOR    NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                            -----------   ------------   ------------  ------------  ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...................  $   (6,073)    $   44,702    $      241     $    1,816    $   40,686
                                            ----------     ----------    ----------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions..................           -         (3,035)       (5,267)             -        (8,302)
   Proceeds from asset sales..............           -          1,378             -              -         1,378
   Capital expenditures...................           -        (21,060)         (176)             -       (21,236)
                                            ----------     ----------    ----------     ----------    ----------
     Net cash used in investing
        activities........................           -        (22,717)       (5,443)             -       (28,160)
                                            ----------     ----------    ----------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances.............           -            696             -              -           696
   Revolving loan borrowings
      (repayments), net...................      11,100              -             -              -        11,100
   Long-term debt repayments...........        (12,925)           (89)            -              -       (13,014)
   Other...............................           (252)             -         1,816         (1,816)         (252)
   Intercompany advances...............          8,150        (11,531)        3,381              -             -
                                            ----------     ----------    ----------     ----------    ----------
      Net cash provided by (used in)
        financing activities..............       6,073        (10,924)        5,197         (1,816)       (1,470)
                                            ----------     ----------    ----------     ----------    ----------
      Effect of exchange rate changes on
        cash..............................           -              -           201              -           201
                                            ----------     ----------    ----------     ----------    ----------
      Net increase (decrease) in cash.....           -         11,061           196              -        11,257
                                            ----------     ----------    ----------     ----------    ----------
Cash at the beginning of the period.......           -         14,047             -              -        14,047
                                            ----------     ----------    ----------     ----------    ----------
Cash at the end of the period.............  $        -     $   25,108    $      196     $        -    $   25,304
                                            ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                               SIX MONTHS ENDED JUNE 30, 2004
                                            ----------------------------------------------------------------------
                                               PARENT      GUARANTOR     NONGUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            -----------   ------------   ------------  ------------   ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES...................  $   (6,051)    $   64,041     $      444    $        -     $   58,434
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions..................           -           (144)             -             -           (144)
   Proceeds from asset sales..............           -          9,078              -             -          9,078
   Capital expenditures...................           -        (25,175)          (398)            -        (25,573)
                                            ----------     ----------     ----------    ----------     ----------
     Net cash used in investing
        activities........................           -        (16,241)          (398)            -        (16,639)
                                            ----------     ----------     ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances.............           -         (2,290)             -             -         (2,290)
   Revolving loan borrowings
      (repayments), net...................     (11,100)             -              -             -        (11,100)
   Long-term debt repayments...........        (23,256)           (93)             -             -        (23,349)
   Intercompany advances...............         40,407        (40,031)          (106)            -              -
                                            ----------     ----------     ----------    ----------     ----------
      Net cash provided by (used in)
        financing activities..............       6,051        (42,684)          (106)            -
                                            ----------     ----------     ----------    ----------     ----------
Effect of exchange rate changes on cash...           -              -             (2)                          (2)
                                            ----------     ----------     ----------    ----------     ----------
      Net increase in cash................           -          5,116            (62)            -          5,004
Cash at the beginning of the period.......           -         14,746            259             -         15,005
                                            ----------     ----------     ----------    ----------     ----------
Cash at the end of the period.............  $        -     $   19,862     $      197    $        -     $   20,059
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

OVERVIEW

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At June 30, 2004, our geographically diverse network consisted of 150 sites located in 41 states and Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

      The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the six-month periods ended June 30, 2003 and 2004, our revenues and gross profit were composed as follows:

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     -----------------
                                                                      2003       2004
                                                                     ------     ------
Revenues:
   Fuel........................................................       70.8%      71.2%
   Non-fuel....................................................       28.6%      28.4%
   Rent and royalties..........................................        0.6%       0.4%
                                                                     -----      -----
         Total revenues........................................      100.0%     100.0%
                                                                     =====      =====
Gross profit (excluding depreciation):
   Fuel........................................................       22.2%      18.6%
   Non-fuel....................................................       74.9%      79.3%
   Rent and royalties..........................................        2.8%       2.1%
                                                                     -----      -----
         Total gross profit (excluding depreciation)...........      100.0%     100.0%
                                                                     =====      =====

COMPOSITION OF OUR NETWORK

      The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2002 through June 30, 2003:

                                                            COMPANY-                     FRANCHISEE-
                                                            OPERATED        LEASED          OWNED          TOTAL
                                                              SITES          SITES          SITES          SITES
                                                            --------        ------       -----------       -----
Number of sites at December 31, 2002......................      122            20             10             152

January - June 2003 Activity:
   New sites..............................................       2              -              -               2
   Sales of sites.........................................      (1)             -              -              (1)
   Conversions of leased sites to company-operated sites..       2             (2)             -               -
                                                              ------         ------         ------         -----
Number of sites at June 30, 2003..........................      125            18             10             153

July - December 2003 Activity:
   Sales of sites.........................................      (2)             -              -              (2)
   Closed sites...........................................      (1)             -              -              (1)
   Conversions of leased sites to company-operated sites..       4             (4)             -               -
                                                              ------         ------         ------         -----
Number of sites at December 31, 2003......................      126            14             10             150

2004 Activity:
   Conversions of leased sites to company-operated sites..       1             (1)             -               -
                                                              ------         ------         ------         -----
Number of sites at June 30, 2004..........................      127            13             10             150
                                                              ======         ======         ======         =====

      As of June 30, 2004, three of our owned sites, including one closed site, were under contract to be sold for total expected proceeds of approximately $3.2 million. These sales transactions are expected to close in 2004 and are not expected to have a material effect on continuing results of operations.

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

RELEVANCE OF FUEL REVENUE

      Due to the market pricing of commodity fuel products and the pricing arrangements we have with our fuel customers, fuel revenue is not a reliable metric for analyzing our relative results from period to period. As a result solely of changes in crude oil and refined products market prices, our fuel revenue balances may increase or decrease significantly, in both absolute amounts and on a percentage basis, without a comparable change in fuel sales volumes or in gross margin per gallon.

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

      Revenues. Our consolidated revenues for the quarter ended June 30, 2004 were $638.6 million, which represents an increase from the quarter ended June 30, 2003 of $108.4 million, or 20.4%, that is primarily attributable to an increase in fuel revenue, but also resulted from increased non-fuel revenues.

      Fuel revenue for the quarter ended June 30, 2004 increased by $95.1 million, or 26.4%, as compared to the same period in 2003. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the quarter ended June 30, 2004 increased by 28.7% and 24.0%, respectively, as compared to the same period in 2003, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions. The fuel revenue price variance increase was somewhat offset by decreases in diesel fuel and gasoline sales volumes. Diesel fuel and gasoline sales volumes for the quarter ended June 30, 2004 decreased 3.1% and 4.3%, respectively, as compared to the same period in 2003. For the quarter ended June 30, 2004, we sold 325.2 million gallons of diesel fuel and 47.9 million gallons of gasoline, as compared to 335.8 million gallons of diesel fuel and 50.0 million gallons of gasoline for the quarter ended June 30, 2003. The diesel fuel sales volume decrease of 10.5 million gallons resulted from a 1.1% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and a decrease in wholesale diesel fuel sales volume. The gasoline sales volume decrease was primarily attributable to a 6.1 million gallon decrease in wholesale gasoline sales volumes partially offset by a 5.3% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from intense price competition in conjunction with an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and relatively high levels of, diesel prices in 2004 as well as the timing of double-point loyalty program promotions (two months in the 2003 second quarter and only one month in the 2004 second quarter). These factors were partially offset by an improved freight market. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. We believe the decreases in wholesale sales volumes for both diesel and gasoline result from the sharp volatility in commodity prices during 2004 coupled with the absolute high level of commodity prices.

      Non-fuel revenues for the quarter ended June 30, 2004 of $180.5 million reflected an increase of $14.0 million, or 8.4%, as compared to the same period in 2003. The increase was primarily attributable to a 5.0% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2003 and 2004. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

      Rent and royalty revenues for the quarter ended June 30, 2004 reflected a $0.8 million, or 22.6%, decrease as compared to the same period in 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of five leased sites to company-operated sites since June 30, 2003. This decrease was partially offset by a 1.8% increase in same-site royalty revenue and a 4.1% increase in same-site rent revenue.

      Gross Profit (excluding depreciation). Our gross profit for the quarter ended June 30, 2004 was $134.7 million, compared to $130.6 million for the same period in 2003, an increase of $4.1 million, or 3.1%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in fuel sales volumes, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $3.3 million, or 3.8%, to $89.8 million for the quarter ended June 30, 2004 compared to $86.5 million for the same period in 2003. This increase was attributable to a $1.3 million, or 1.5%, increase on a same-site basis that is related to the increased level of non-fuel sales, and a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003 and 2004. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2004 were 49.5%, compared to 51.1% for the same period in 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

      Our selling, general and administrative expenses for the quarter ended June 30, 2004 were $10.3 million, which reflected a $0.1 million, or 0.9% increase from the same period in 2003 that is primarily attributable to personnel costs.

      Depreciation and Amortization Expense. Depreciation and amortization expense for 2004 was $15.9 million, compared to $14.6 million for 2003, an increase of $1.3 million or 8.7%, that was primarily due to an increase in asset adandonments somewhat offset by a decrease in amortization expense.

      Income from Operations. We generated income from operations of $20.2 million for the quarter ended June 30, 2004, compared to income from operations of $19.5 million for the same period in 2003. This increase of $0.7 million, or 3.5%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of diesel fuel sales volumes and fuel margins per gallon, as discussed above.

      Gain on sale of investment. The gain on sale of investment of $1.5 million for the second quarter of 2004 resulted from the sale of our investment in Simons Petroleum, Inc. for cash proceeds of $9.1 million. We could receive an additional $2.0 million of proceeds if Simons achieves certain earnings targets and certain other conditions are met and representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized did not reflect these amounts.

      Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended June 30, 2004 decreased by $0.3 million, or 2.3%, compared to 2003. This decrease resulted from our reduced level of indebtedness in 2004 as compared to 2003.

      Income Taxes. Our effective income tax rates for the quarters ended June 30, 2004 and 2003 were 36.7% and 36.9%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

      Revenues. Our consolidated revenues for the six-month period ended June 30, 2004 were $1,197.9 million, which represents an increase from the six-month period ended June 30, 2003 of $104.0 million, or 9.5%, that is primarily attributable to an increase in fuel revenue but also resulted from increased non-fuel revenues.

      Fuel revenue for the six-month period ended June 30, 2004 increased by $78.3 million, or 10.1%, as compared to the same period in 2003. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the six-month period ended June 30, 2004 increased by 12.2% and 21.8%, respectively, as compared to the same period in 2003, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions. The fuel revenue price variance increase was somewhat offset by decreases in diesel fuel and gasoline sales volumes. Diesel fuel and gasoline sales volumes for the six-month period ended June 30, 2004 decreased 3.1% and 2.1%, respectively, as compared to the same period in 2003. For the six-month period ended June 30, 2004, we sold 651.5 million gallons of diesel fuel and 88.6 million gallons of gasoline, as compared to 672.3 million gallons of diesel fuel and 90.6 million gallons of gasoline for the six-month period ended June 30, 2003. The diesel fuel sales volume decrease of 20.7 million gallons resulted from a 1.9% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and 2004 and a decrease in wholesale diesel fuel sales volume. The gasoline sales volume decrease of 1.9 million gallons was primarily attributable to a
10.5 million gallon decrease in wholesale gasoline sales volumes, which was somewhat offset by increased sales volumes at company-operated sites added to or eliminated from our network in 2003 and 2004 as well as a 6.6% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from intense price competition in conjunction with an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and relatively high levels of, diesel prices in 2004. These factors were partially offset by an improved freight market. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. We believe the decreases in wholesale sales volumes for both diesel and gasoline result from the sharp volatility in commodity prices during 2004 coupled with the absolute high level of commodity prices.

      Non-fuel revenues for the six-month period ended June 30, 2004 of $339.8 million reflected an increase of $27.4 million, or 8.8%, as compared to the same period in 2003. The increase was primarily attributable to a 4.8% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2003. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

      Rent and royalty revenues for the six-month period ended June 30, 2004 reflected a $1.7 million, or 23.7%, decrease as compared to the same period in 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of seven leased sites to company-operated sites in 2003 and 2004. This decrease was partially offset by a 3.0% increase in same-site royalty revenue and a 3.3% increase in same-site rent revenue.

      Gross Profit (excluding depreciation). Our gross profit for the six-month period ended June 30, 2004 was $253.8 million, compared to $246.1 million for the same period in 2003, an increase of $7.7 million, or 3.1%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in fuel sales volumes, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $6.5 million, or 3.8%, to $175.8 million for the six-month period ended June 30, 2004 compared to $169.4 million for the same period in 2003. This increase was attributable to a $0.8 million, or 0.5%, increase on a same-site basis that is related to the increased level of non-fuel sales, and a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003 and 2004. These increases were partially offset by a $1.6 million credit to environmental expense related to remediation activities at a site (see further discussion in the "Environmental Matters" section of this Management's Discussion and Analysis). On a same-site basis, operating expenses as a percentage of non-fuel revenues for the six-month period ended June 30, 2004 were 51.3%, compared to 53.5% for the same period in 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs, as well as the $1.6 million environmental credit.

      Our selling, general and administrative expenses for the six-month period ended June 30, 2004 were $2.07 million, which reflected a $0.4 million, or 2.0% increase from the same period in 2003 that is primarily attributable to personnel costs.

      Depreciation and Amortization Expense. Depreciation and amortization expense for 2004 was $30.0 million, compared to $29.2 million for 2003, an increase of $0.8 million or 2.7%, that was primarily due to an increase in asset abandonments expense that was partially offset by a decrease in amortization expense that resulted from an intangible asset related to a noncompetition agreement becoming fully amortized in April 2003.

      Income from Operations. We generated income from operations of $28.8 million for the six-month period ended June 30, 2004, compared to income from operations of $27.5 million for the same period in 2003. This increase of $1.3 million, or 4.7%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of fuel sales volumes and fuel margins per gallon, as discussed above.

      Gain on sale of investment. The gain on sale of investment of $1.5 million for the six-month period ended June 30, 2004 resulted from the sale of our investment in Simons Petroleum, Inc. for cash proceeds of $9.1 million. We could receive an additional $2.0 million of proceeds if Simons achieves certain earnings targets and certain other conditions are met and representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized did not reflect these amounts.

      Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the six-month period ended June 30, 2004 decreased by $0.6 million, or 2.4%, compared to 2003. This decrease resulted from our reduced level of indebtedness in 2004 as compared to 2003.

      Income Taxes. Our effective income tax benefit rates for the six-month periods ended June 30, 2004 and 2003 were 36.8% and 38.3%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The decrease from 2003 is primarily related to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or reflect slower growth than expected during the remainder of 2004. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2004 from levels that existed during 2003 and the first six months of 2004, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. Based on our outstanding obligations as of June 30, 2004, a one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.6 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first six months of 2004 and as of June 30, 2004, and we expect to remain in compliance with all of our debt covenants throughout 2004. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

      We anticipate that we will be able to fund our 2004 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At June 30, 2004, we had outstanding revolving credit facility borrowings of $2.5 million and issued letters of credit of $26.9 million, leaving $70.6 million of our $100 million revolving credit facility available for borrowings.

      The forecasted level of capital expenditures for 2004 is approximately $49 million. Given our forecasted level of cash flows from operations for 2004 and our planned level of capital expenditures, and barring an event or series of events that leads to significantly increased petroleum product prices, we expect that during the remainder of 2004 we will make our scheduled debt payments and will also repay an additional amount of outstanding borrowings under our revolving credit facilities. In April 2004, we made mandatory prepayments of term loan borrowings of $21.8 million. These prepayments consisted of $12.7 million related to Excess Cash Flow generated during the year ended December 31, 2003, and $9.1 million related to the net cash proceeds generated from the sale of our investment in an equity investee. Further, we expect that during 2004 we will generate an amount of excess cash flow that would require a mandatory prepayment of term loan borrowings in 2005.

HISTORICAL CASH FLOWS

      Net cash provided by operating activities totaled $58.4 million for the first six months of 2004, compared to $40.7 million for the same period in the prior year. The increase in cash from operations primarily results from a $16.9 million increase from the 2003 period in the cash generated from working capital reductions, as well as from greater profitability and reduced interest payments in 2004.

      Net cash used in investing activities was $16.6 million for the first six months of 2004, as compared to $28.2 million for the first six months of 2003. During the first six months of 2004, we received $9.1 million of proceeds upon the sale of stock of an equity investee and invested $0.1 million of cash to convert one leased site to a company-operated site. During the first six months of 2003, we invested $8.3 million to acquire two new operating sites and convert two leased sites to company-operated sites.

      Net cash used in financing activities was $36.7 million during the first six months of 2004 and $1.5 million during the first six months of 2003. During 2004, we made mandatory term loan prepayments of $21.8 million as a result of Excess Cash generated in 2003 and the sale of our investment in an equity investee. We also made net repayments under our revolving credit facility of $11.1 million. During 2003, we had net borrowings under our revolving credit facility that were primarily used to fund business acquisitions and an $11.3 million mandatory term loan prepayment as a result of the excess cash flow we generated in 2002.

DESCRIPTION OF INDEBTEDNESS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003, except that at June 30, 2004, we had outstanding revolving credit facility borrowings and issued letters of credit of $2.5 million and $26.9 million, respectively, leaving $70.6 million of our $100 million revolving credit facility available for borrowings.

      In April 2004, we made two mandatory prepayments of our term loan indebtedness. We repaid $12.7 million as a result of the Excess Cash Flow we generated in 2003 and we repaid $9.1 million as a result of the sale of our investment in Simons Petroleum Inc.

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

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                  ------------------------------
                                                                                     2003              2004
                                                                                  -----------       ------------
                                                                                   (IN THOUSANDS OF DOLLARS,
                                                                                         EXCEPT RATIOS)
Net income.....................................................................   $     2,730       $     3,874
Adjustments to reconcile net income to Adjusted EBITDA:
   Cumulative effect of a change in accounting principle, net of related taxes.           253                 -
   Provision for income taxes..................................................         1,850             2,253
   Interest and other financial costs, net.....................................        23,288            22,732
   Depreciation and amortization expense.......................................        29,200            29,974
   Other non-cash charges (credits), net.......................................           482               227
                                                                                  -----------       -----------
Adjusted EBITDA................................................................   $    57,803       $    59,060
                                                                                  ===========       ===========
Adjusted EBITDA for trailing 12-month ratio measurement period.................   $   120,447       $   123,177
                                                                                  -----------       -----------
Interest expense coverage ratio:
   Actual ratio at period end..................................................          2.74x             3.00x
   Required ratio at period end (no less than).................................          1.80x             2.00x
   Minimum amount of Adjusted EBITDA to meet required ratio....................   $    79,223       $    82,236

Leverage ratio:
   Actual ratio at period end..................................................          4.18x             3.69x
   Required ratio at period end (no greater than)..............................          4.65x             4.15x
   Minimum amount of Adjusted EBITDA to meet required ratio....................   $   108,190       $   109,447

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003.

ENVIRONMENTAL MATTERS

      Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. Until January 2004, Unocal similarly was required to provide indemnification for, and conduct remediation of, certain environmental conditions that existed prior to our April 1993 acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn on by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures for these matters at $9.6 million and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimate the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8.2 million, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds. Accordingly, we recognized no income or expense as a result of entering into the Unocal Buy-Out Agreement. Of the cash paid to us by Unocal $1,000,000 was to reimburse us for the future costs of administering the remediation projects assumed from Unocal and was recorded as a deferred credit that will be recognized to offset our costs as the related remediation activities are completed.

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

      We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of June 30, 2004, we had a reserve of $12.4 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $3.6 million and $5.4 million of cash in an escrow account to fund certain of these estimated future expenditures. We estimate that the gross cash outlays related to the matters for which we have accrued this reserve will be approximately $3.8 million in the remainder of 2004; $2.7 million in 2005; $1.9 million in 2006; $1.5 million in 2007; $1.2 million in 2008 and $1.3 million thereafter. In addition, we have obtained insurance of up to $35.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

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

   -  changes in the highway infrastructure;

   -  changes in accounting standards generally accepted in the United States;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Our annual meeting of stockholders was held on April 29, 2004 for the purpose of electing a board of directors and ratifying the appointment of PricewaterhouseCoopers LLP as independent auditor for the year ending December 31, 2004. The nominees for director, Robert J. Branson, Michael Greene, Steven
B. Gruber, Edwin P. Kuhn, Louis J. Mischianti and Rowan G. P. Taylor, were elected by the following vote:

                 Shares voted "for"                             6,679,087
                 Shares voted "against"                                 0
                 Abstentions                                            0
                 Not voted                                        260,411

      The appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2004 was ratified and approved by the following vote:

                 Shares voted "for"                             6,676,653
                 Shares voted "against"                                 0
                 Abstentions                                        2,434
                 Not voted                                        260,411

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1      Section 302 Certification of Chief Executive Officer
      31.2      Section 302 Certification of Chief Financial Officer
      32.1      Section 906 Certification of Chief Executive Officer
      32.2      Section 906 Certification of Chief Financial Officer

(b)   Reports on Form 8-K

      We filed no reports on Form 8-K during the second quarter of 2004.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRAVELCENTERS OF AMERICA, INC.
                                                 (Registrant)

Date: August 13, 2004             By:    /s/ James W. George
                                      ------------------------------------------
                                      Name:  James W. George
                                      Title: Executive Vice President and
                                                 Chief Financial Officer
                                             (Principal Financial Officer and
                                              Duly Authorized Officer)