Form 10-Q
period 2004-09-30
TRAVELCENTERS OF AMERICA INC
filed 2004-10-22
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        -------------------------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

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

                             Yes [ ]               No [X]

      As of October 15, 2004, there were outstanding 6,934,569 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                                              INDEX                              PAGE NO.
                                              -----                              --------
PART I.             FINANCIAL INFORMATION

      Item 1.       Unaudited Consolidated Balance Sheet as of
                    December 31, 2003 and September 30, 2004....................    2

                    Unaudited Consolidated Statement of Operations and
                    Comprehensive Income for the three months and nine
                    months ended September 30, 2003 and 2004....................    3

                    Unaudited Consolidated Statement of Cash Flows for
                    the nine months ended September 30, 2003 and 2004...........    4

                    Unaudited Consolidated Statement of Nonredeemable
                    Stockholders' Equity for the nine months ended
                    September 30, 2003 and 2004.................................    5

                    Selected Notes to Unaudited Consolidated Financial
                    Statements..................................................    6

      Item 2.       Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................   22

      Item 3.       Quantitative and Qualitative Disclosures About
                    Market Risk.................................................   33

      Item 4.       Controls and Procedures.....................................   33

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................   33

      Item 6.       Exhibits and Reports on Form 8-K............................   33

SIGNATURE.......................................................................   34

                         TRAVELCENTERS OF AMERICA, INC.

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                        DECEMBER 31,  SEPTEMBER 30,
                                                                                            2003           2004
                                                                                            ----           ----
                                                                                         (IN THOUSANDS OF DOLLARS)
                                        ASSETS
Current assets:
   Cash..............................................................................    $   15,005     $   32,360
   Accounts receivable (less allowance for doubtful accounts of $1,707 for 2003 and
      $1,366 for 2004)...............................................................        42,987         63,767
   Inventories.......................................................................        63,981         66,325
   Deferred income taxes.............................................................         3,823          3,871
   Other current assets..............................................................         6,962          7,735
                                                                                         ----------     ----------
        Total current assets.........................................................       132,758        174,058
Property and equipment, net..........................................................       438,133        434,315
Goodwill.............................................................................        25,584         25,905
Deferred financing costs, net........................................................        24,012         21,162
Deferred income taxes................................................................        14,519          8,025
Other noncurrent assets..............................................................        15,561         12,634
                                                                                         ----------     ----------
        Total assets.................................................................    $  650,567     $  676,099
                                                                                         ==========     ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..............................................    $    3,354     $    3,132
   Accounts payable..................................................................        59,754         91,435
   Other accrued liabilities.........................................................        50,020         60,022
                                                                                         ----------     ----------
        Total current liabilities....................................................       113,128        154,589
Commitments and contingencies........................................................             -              -
Long-term debt (net of unamortized discount).........................................       502,033        465,779
Deferred income taxes................................................................         2,137          2,198
Other noncurrent liabilities.........................................................         8,318         16,321
                                                                                         ----------     ----------
                                                                                            625,616        638,887

Redeemable equity....................................................................         1,909          2,133
Nonredeemable equity:
   Common stock and other stockholders' equity.......................................       216,919        216,639
   Accumulated deficit...............................................................      (193,877)      (181,560)
                                                                                         ----------     ----------
        Total nonredeemable equity...................................................        23,042         35,079
                                                                                         ----------     ----------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity..    $  650,567     $  676,099
                                                                                         ==========     ==========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                                -----------------------------     -----------------------------
                                                    2003             2004             2003             2004
                                                ------------     ------------     ------------     ------------
                                                      (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Revenues:
   Fuel......................................   $    373,842     $    506,401     $  1,148,291     $  1,359,176
   Nonfuel...................................        179,097          190,437          491,540          530,248
   Rent and royalties........................          3,154            2,719           10,169            8,069
                                                ------------     ------------     ------------     ------------
         Total revenues......................        556,093          699,557        1,650,000        1,897,493
Cost of goods sold (excluding depreciation):
   Fuel......................................        346,582          483,031        1,066,219        1,288,553
   Nonfuel...................................         74,484           77,958          202,694          216,571
                                                ------------     ------------     ------------     ------------
         Total cost of goods sold (excluding
            depreciation)....................        421,066          560,989        1,268,913        1,505,124
                                                ------------     ------------     ------------     ------------
Gross profit (excluding depreciation)........        135,027          138,568          381,087          392,369

Operating expenses...........................         91,330           91,570          260,680          267,389
Selling, general and administrative expenses          10,089           10,417           30,395           31,124
Depreciation and amortization expense........         15,342           13,971           44,541           43,945
(Gain) loss on asset sales...................            (10)          (1,689)            (304)          (1,678)
                                                ------------     ------------     ------------     ------------
   Income from operations....................         18,276           24,299           45,775           51,589
Equity in earnings of affiliate..............            224              116              847              194
Gain on sale of investment...................              -                -                -            1,491
Interest and other financial costs, net......        (11,213)         (11,084)         (34,502)         (33,816)
                                                ------------     ------------     ------------     ------------

Income before income taxes and the
   cumulative effect a of change in
   accounting principle......................          7,287           13,331           12,120           19,458
Provision for income taxes...................          2,558            4,888            4,408            7,141
                                                ------------     ------------     ------------     ------------
Income before the cumulative effect of a
   change in accounting principle............          4,729            8,443            7,712           12,317
Cumulative effect of a change in accounting
   principle, net of related taxes (Note 2)..              -                -             (253)               -
                                                ------------     ------------     ------------     ------------

   Net income................................          4,729            8,443            7,459           12,317

Other comprehensive income (expense), net
    of tax (Note 3):
    Foreign currency translation adjustments               7              279              625              121
                                                ------------     ------------     ------------     ------------
Comprehensive income.........................   $      4,736     $      8,722     $      8,084     $     12,438
                                                ============     ============     ============     ============

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                           2003              2004
                                                                                       -----------        -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................  $     7,459        $    12,317
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle..........................          253                  -
      Depreciation and amortization expense..........................................       44,533             43,945
      Amortization of deferred financing costs.......................................        2,540              2,850
      Deferred income tax provision..................................................        3,785              6,464
      Provision for doubtful accounts................................................          750                 25
      (Gain) on asset sales..........................................................         (304)            (3,169)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
         Accounts receivable.........................................................       (8,676)           (21,657)
         Inventories.................................................................        4,641             (1,802)
         Other current assets........................................................        2,149               (771)
         Accounts payable and other accrued liabilities..............................       18,761             37,225
      Other, net.....................................................................       (1,200)             2,601
                                                                                       -----------        -----------
           Net cash provided by operating activities.................................       74,691             78,028
                                                                                       -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Business acquisitions.........................................................       (9,035)              (588)
       Proceeds from asset sales.....................................................        1,866             11,755
       Capital expenditures..........................................................      (32,057)           (37,623)
                                                                                       -----------        -----------

           Net cash used in investing activities.....................................      (39,226)           (26,456)
                                                                                       -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Increase (decrease) in checks drawn in excess of bank balances................           (4)             3,653
       Revolving loan borrowings (repayments), net...................................      (15,500)           (13,600)
       Long-term debt repayments.....................................................      (13,851)           (24,132)
       Other.........................................................................         (252)              (158)
                                                                                       -----------        -----------
           Net cash used in financing activities.....................................      (29,607)           (34,237)
                                                                                       -----------        -----------
           Effect of exchange rate changes on cash...................................          202                 20
                                                                                       -----------        -----------
           Net increase (decrease) in cash...........................................        6,060             17,355
Cash at the beginning of the period..................................................       14,047             15,005
                                                                                       -----------        -----------
Cash at the end of the period........................................................  $    20,107        $    32,360
                                                                                       ===========        ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.

     UNAUDITED CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                          2003               2004
                                                                                       -----------        -----------
                                                                                          (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period............................................  $         3        $         3
                                                                                       ===========        ===========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of period....................................................  $   217,290        $   216,112
       Accretion of redeemable equity................................................         (219)              (401)
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $   217,071        $   215,711
                                                                                       ===========        ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period....................................................  $         -        $       804
       Foreign currency translation adjustments, net of tax..........................          625                121
                                                                                       -----------        -----------
    Balance at end of period.........................................................  $       625        $       925
                                                                                       ===========        ===========

ACCUMULATED DEFICIT:
   Balance at beginning of period....................................................  $  (202,768)       $  (193,877)
       Net income....................................................................        7,459             12,317
                                                                                       -----------        -----------
   Balance at end of period..........................................................  $  (195,309)       $  (181,560)
                                                                                       ===========        ===========

      The accompanying notes are an integral part of these consolidated financial statements.

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At September 30, 2004, our geographically diverse nationwide network of full-service travel centers consisted of 149 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers: (1) sites owned or leased and operated by us, which we refer to as company-operated sites; (2) sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and (3) sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

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

      The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C., TravelCenters Properties, L.P., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated. With only one of our 149 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

      The accompanying unaudited, consolidated financial statements as of September 30, 2004 and for the three- and nine-month periods ended September 30, 2003 and 2004 have been prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to present fairly, in all material respects, our consolidated financial position at September 30, 2004, our results of operations for the three- and nine-month periods ended September 30, 2003 and 2004, and our changes in nonredeemable stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2004, and are not necessarily indicative of the results to be expected for the full year.

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

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the nine months ended September 30, 2003 and 2004 was as follows:

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                          2003            2004
                                                                                      -----------     -----------
                                                                                       (IN THOUSANDS OF DOLLARS)
Balance at January 1...............................................................   $       589     $       663
Liabilities incurred...............................................................            11               -
Liabilities settled................................................................            (6)            (17)
Accretion expense..................................................................            58              62
Revisions to estimates.............................................................             -               -
                                                                                      -----------     -----------
Balance at September 30............................................................   $       652     $       708
                                                                                      ===========     ===========

      FIN 46. In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model I existing authoritative guidance or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. We must adopt this accounting guidance in 2004 for any variable interest entities created after December 15, 2003 (there have been none to date), and on January 1, 2005 for all entities created before December 15, 2003. Under FIN 46R, we will be required to consolidate the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are still evaluating the amounts by which our financial statements will be affected by consolidating the lessor. As discussed in Note 11, we expect to terminate this lease as part of a refinancing of our indebtedness. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

3.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ------------------------      ------------------------
                                                             2003           2004           2003           2004
                                                          ---------      ---------      ---------      ---------
                                                                         (IN THOUSANDS OF DOLLARS)
Related to foreign currency translation adjustments.....  $      (3)     $      93      $     253      $      46
                                                          ---------      ---------      ---------      ---------
  Total.................................................  $      (3)     $      93      $     253      $      46
                                                          =========      =========      =========      =========

4.    INVENTORIES

      Inventories consisted of the following:

                                             DECEMBER 31,   SEPTEMBER 30,
                                                 2003            2004
                                             ------------    ------------
                                              (IN THOUSANDS OF DOLLARS)
Nonfuel merchandise.....................     $     57,881    $     58,271
Petroleum products......................            6,100           8,054
                                             ------------    ------------

    Total inventories...................     $     63,981    $     66,325
                                             ============    ============

5.    GOODWILL AND INTANGIBLE ASSETS

      The changes in the carrying amount of goodwill for the nine-month periods ended September 30, 2003 and 2004 were as follows:

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ---------------------------
                                                  2003            2004
                                              -----------     -----------
                                               (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period..........   $    23,585     $    25,584
Goodwill recorded during the period........           967             321
                                              -----------     -----------
Balance as of end of period................   $    24,552     $    25,905
                                              ===========     ===========

      During the nine months ended September 30, 2003, we recorded $967,000 of goodwill as a result of the business acquisitions we completed in connection with converting four leased sites to company-operated sites. During the nine months ended September 30, 2004, we recorded $321,000 of goodwill as a result of the business acquisitions we completed in connection with converting two leased sites to company-operated sites.

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                          2003            2004
                                                                      ------------    ------------
                                                                       (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Leasehold interest........................................     $      1,724    $      1,724
       Other.....................................................            1,015           1,015
                                                                      ------------    ------------
           Total amortizable intangible assets...................            2,739           2,739
       Less - accumulated amortization...........................            2,334           2,475
                                                                      ------------    ------------
           Net carrying value of amortizable intangible assets...              405             264
Net carrying value of trademarks.................................            1,398           1,398
                                                                      ------------    ------------
           Intangible assets, net................................     $      1,803    $      1,662
                                                                      ============    ============

      Total amortization expense for our amortizable intangible assets for the nine-month periods ended September 30, 2003 and 2004 was $639,000 and $141,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2004 and each of the four succeeding fiscal years are $191,000 for 2004; $87,000 for 2005; and $10,000 in each of 2006, 2007 and 2008.

6.    STOCK-BASED EMPLOYEE COMPENSATION

      We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For granted options that vest over time, no compensation expense is reflected in net income, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved. The following table illustrates the effect on net income as if we had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                            -------------------------     -------------------------
                                                               2003           2004           2003           2004
                                                            ----------     ----------     ----------     ----------
                                                                           (IN THOUSANDS OF DOLLARS)
Net income, as reported...................................  $    4,729     $    8,443     $    7,459     $   12,317
Add back - Stock-based employee compensation expense, net
    of related tax effects, included in net income as
    reported..............................................           -              -              -              -
Deduct - Total stock-based employee compensation expense
    determined under fair value based methods for all
    awards, net of related tax effects....................        (171)          (168)          (498)          (502)
                                                            ----------     ----------     ----------     ----------
Pro forma net income......................................  $    4,558     $    8,275     $    6,961     $   11,815
                                                            ==========     ==========     ==========     ==========

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

      At September 30, 2004, we had a reserve for environmental matters of $12,599,000, a receivable for expected recoveries of these estimated future expenditures of $3,714,000 and $5,397,000 of cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated $3,488,000 to be funded from future operating cash flows. In our consolidated balance sheet, $4,673,000 of the reserve for environmental matters was included in the accrued liabilities balance and $7,926,000 of the reserve was included in the other noncurrent liabilities balance, $2,120,000 of the recoveries receivable amount was included in the accounts receivable balance and $1,594,000 of the recoveries receivable amount and the escrow accounts were included in the other noncurrent assets balance. We estimate that the gross amount of the cash outlays related to the matters for which we have accrued this reserve will be approximately $2,294,000 in the remainder of 2004; $3,173,000 in 2005; $2,437,000 in 2006; $1,914,000 in 2007; $1,389,000 in 2008 and $1,392,000
thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment. We have obtained insurance of up to $35,000,000 for known environmental liabilities (which includes the insurance coverage purchased by Unocal as described above) and up to $40,000,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                        2003               2004
                                                                        ----               ----
                                                                       (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings........................................  $     370,600      $     264,300
Revolving loan repayments........................................       (386,100)          (277,900)
                                                                   -------------      -------------
  Revolving loan borrowings (repayments), net....................  $     (15,500)     $     (13,600)
                                                                   =============      =============

Cash paid during the period for:
  Interest.......................................................  $      22,593      $      24,064
  Income taxes (net of refunds)..................................  $         635      $       1,065

      During the nine-month periods ended September 30, 2003 and 2004, we acquired $735,000 and $635,000, respectively, of inventory and equipment in settlement of accounts receivable as part of the conversions of leased sites to company-operated sites.

9. OTHER INFORMATION

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                              -------------                     -------------
                                                                          2003            2004            2003            2004
                                                                          ----            ----            ----            ----
                                                                                       (IN THOUSANDS OF DOLLARS)
Interest and other financial costs consists of the following:
    Cash interest expense...........................................  $    (10,008)   $     (9,854)   $    (30,921)    $    (29,931)
    Cash interest income............................................            24             176              66              221
    Amortization of discount on debt................................          (360)           (430)         (1,107)          (1,256)
    Amortization of deferred financing costs........................          (869)           (976)         (2,540)          (2,850)
                                                                      ------------    ------------    ------------     ------------
    Interest and other financial costs, net.........................  $    (11,213)   $    (11,084)   $    (34,502)    $    (33,816)
                                                                      ============    ============    ============     ============

10. RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,490,000 and $1,486,000 at December 31, 2003 and September 30, 2004,
respectively.

      We owned 21.5% of the voting stock of Simons Petroleum, Inc. until April 9, 2004 when we sold the Simons shares we owned. After that date, Simons was no longer an equity investee of ours and, therefore, no longer a related party. The following disclosures include transactions and balances related to our business activities with Simons for the period while were a Simons stockholder. During the nine-month periods ended September 30, 2003 and 2004, diesel fuel provided by Simons, accounted for $171,942,000 and $70,652,000, respectively, of our cost of goods sold and we made sales of diesel fuel to Simons in the amounts of $2,514,000 and $152,000, respectively. We also lease a travel center from Simons. Rent paid with respect to this site for the nine-month periods ended September 30, 2003 and 2004 was $306,000 and $102,000, respectively. At December 31, 2003, our receivables from Simons were $150,000, while our payables to Simons were $49,000.

      We received proceeds from the sale of our Simons shares of $9,073,000. This sale represented a prepayment event under our Senior Credit Facility and, therefore, in April we made a mandatory prepayment of our term loan borrowings in the amount of $9,073,000. The merger agreement pursuant to which we sold these shares provides two opportunities for us to receive additional sales proceeds in late 2005: we could receive an additional $921,000 based on Simons achieving specified earnings targets, and we could receive $1,053,000 that was paid into escrow at closing if certain conditions are met and certain representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized in the second quarter of $1,491,000 does not reflect these amounts.

11. SUBSEQUENT EVENT

      On October 1, 2004, we entered into an asset purchase agreement (the "Acquisition Agreement") with B.R.G., Inc. and Rip Griffin Truck Service Center, Inc. (collectively "Rip Griffin") to acquire eleven travel center facilities operated by Rip Griffin. The Acquisition Agreement provides for the acquisition of the assets at the eleven travel center facilities operated by Rip Griffin on interstate highways. The eleven travel centers to be acquired are located in Arizona, Arkansas, California, Colorado, New Mexico, Texas and Wyoming. The purchase price for the acquisition is $120,000,000 plus an additional amount for site cash and inventories that will be determined at closing but is estimated to be approximately $8,000,000. These amounts will be paid in cash. We will also assume the environmental liability related to the acquired sites. The estimated amount of the environmental liability is $1,100,000. The closing of the acquisition is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to consummate the transaction before the end of 2004.

      In order to consummate the acquisition, we expect to complete a refinancing of our Senior Credit Facilities (the Refinancing). As amended and restated, we expect that our Senior Credit Facilities will be composed of a seven-year Term Loan of $475,000,000 and a five-year $100,000,000 Revolving Credit Facility. The proceeds received will be used to refinance our current Term Loan, fund the Rip Griffin acquisition, refinance our master lease facility and for general corporate purposes. We believe the terms of the amended and restated credit agreement will be substantially similar to those included in the current credit agreement and consistent with current financing market conditions. As a result of the Refinancing, we will incur a non-cash charge against operating income of approximately $8,500,000 in connection with writing off the unamortized amount of the deferred financing costs incurred in 2000 with respect to the Senior Credit Facilities.

12. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2003 and September 30, 2004, our condensed consolidating statement of operations schedules for the three- and nine-month periods ended September 30, 2003 and 2004 and our condensed consolidating statement of cash flows schedules for the nine-month periods ended September 30, 2003 and 2004. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

      The Guarantor Subsidiaries (TA Operating Corporation, TA Licensing, Inc., TA Travel, L.L.C., TravelCenters Realty, L.L.C. and TravelCenters Properties, L.P.) are direct or indirect 100% owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and the Senior Subordinated Notes due 2009.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                    DECEMBER 31, 2003
                                                           ---------------------------------------------------------------------
                                                           PARENT       GUARANTOR     NONGUARANTOR
                                                           COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                           -------     ------------   ------------   ------------   ------------
                                                                                 (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash ...............................................  $       -    $     14,746   $        259   $          -   $     15,005
    Accounts receivable, net ...........................          -          43,489          1,056         (1,558)        42,987
    Inventories ........................................          -          63,771            210              -         63,981
    Deferred income taxes ..............................          -           3,820              3              -          3,823
    Other current assets ...............................        620           6,598              4           (260)         6,962
                                                          ---------    ------------   ------------   ------------   ------------

          Total current assets .........................        620         132,424          1,532         (1,818)       132,758
Property and equipment, net ............................          -         431,470          6,663              -        438,133
Goodwill ...............................................          -          25,584              -              -         25,584
Deferred financing costs, net ..........................     24,012               -              -              -         24,012
Deferred income taxes ..................................     21,002          (6,612)           129              -         14,519
Other noncurrent assets ................................        896          18,949              -         (4,284)        15,561
Investment in subsidiaries .............................    266,844           1,702              -       (268,546)             -
                                                          ---------    ------------   ------------   ------------   ------------

          Total assets .................................  $ 313,374    $    603,517   $      8,324   $   (274,648)  $    650,567
                                                          =========    ============   ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt ...............  $   3,165    $        189   $          -   $          -   $      3,354
    Accounts payable ...................................          -          59,524            854           (624)        59,754
    Other accrued liabilities ..........................      2,686          47,037          1,491         (1,194)        50,020
                                                          ---------    ------------   ------------   ------------   ------------

          Total current liabilities ....................      5,851         106,750          2,345         (1,818)       113,128
Long-term debt (net of unamortized discount) ...........    499,417           2,616          4,284         (4,284)       502,033
Deferred income taxes ..................................          -           2,137              -              -          2,137
Intercompany payable (receivable) ......................   (217,296)        222,964         (5,668)             -              -
Other noncurrent liabilities ...........................          -           8,318              -              -          8,318
                                                          ---------    ------------   ------------   ------------   ------------

          Total liabilities ............................    287,972         342,785            961         (6,102)       625,616

Redeemable equity ......................................      1,909               -              -              -          1,909

Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders'
     equity.............................................    217,370         186,155          2,125       (188,731)       216,919
     Retained earnings (deficit) .......................   (193,877)         74,577          5,238        (79,815)      (193,877)
                                                          ---------    ------------   ------------   ------------   ------------

          Total nonredeemable stockholders' equity .....     23,493         260,732          7,363       (268,546)        23,042
                                                          ---------    ------------   ------------   ------------   ------------
          Total liabilities, redeemable equity and
             nonredeemable stockholders' equity ........  $ 313,374    $    603,517   $      8,324   $   (274,648)  $    650,567
                                                          =========    ============   ============   ============   ============

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                              SEPTEMBER 30, 2004
                                                     ----------------------------------------------------------------------
                                                      PARENT       GUARANTOR     NONGUARANTOR
                                                      COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      -------     ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash .........................................   $       -    $     31,926   $        434   $          -   $     32,360
    Accounts receivable, net .....................           -          65,240            996         (2,469)        63,767
    Inventories ..................................           -          65,942            383              -         66,325
    Deferred income taxes ........................           -           3,821             50              -          3,871
    Other current assets .........................         715           7,536             12           (528)         7,735
                                                     ---------    ------------   ------------   ------------   ------------

          Total current assets ...................         715         174,465          1,875         (2,997)       174,058
Property and equipment, net ......................           -         426,931          7,384              -        434,315
Goodwill .........................................           -          25,905              -              -         25,905
Deferred financing costs, net ....................      21,162               -              -              -         21,162
Deferred income taxes ............................      15,836          (7,944)           133              -          8,025
Other noncurrent assets ..........................         824          16,212              -         (4,402)        12,634
Investment in subsidiaries .......................     290,958           1,576              -       (292,534)             -
                                                     ---------    ------------   ------------   ------------   ------------

          Total assets ...........................   $ 329,495    $    637,145   $      9,392   $   (299,933)  $    676,099
                                                     =========    ============   ============   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt .........   $   2,943    $        189   $        -     $        -     $      3,132
    Accounts payable .............................           -          91,135          1,733         (1,433)        91,435
    Other accrued liabilities ....................       7,622          52,361          1,603         (1,564)        60,022
                                                     ---------    ------------   ------------   ------------   ------------

          Total current liabilities ..............      10,565         143,685          3,336         (2,997)       154,589
Long-term debt (net of unamortized discount) .....     463,218           2,561          4,402         (4,402)       465,779
Deferred income taxes ............................           -           2,198              -              -          2,198
Intercompany payable (receivable) ................    (181,830)        187,354         (5,524)             -              -
Other noncurrent liabilities .....................           -          16,321              -              -         16,321
                                                     ---------    ------------   ------------   ------------   ------------

          Total liabilities ......................     291,953         352,119          2,214         (7,399)       638,887

Redeemable equity ................................       2,133               -              -              -          2,133

Nonredeemable stockholders' equity:
     Common stock and other
       stockholders' equity ......................     216,969         186,227          2,175       (188,732)       216,639
     Retained earnings
       (accumulated deficit) .....................    (181,560)         98,799          5,003       (103,802)      (181,560)
                                                     ---------    ------------   ------------   ------------   ------------

          Total nonredeemable stockholders' equity      35,409         285,026          7,178       (292,534)        35,079
                                                     ---------    ------------   ------------   ------------   ------------

          Total liabilities, redeemable equity and
             nonredeemable stockholders' equity ..   $ 329,495    $    637,145   $      9,392   $   (299,933)  $    676,099
                                                     =========    ============   ============   ============   ============

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                     ----------------------------------------------------------------------------
                                                     PARENT          GUARANTOR      NONGUARANTOR
                                                     COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -------       ------------     ------------     ------------    ------------
                                                                          (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel........................................  $           -    $     370,724   $       3,118    $           -    $     373,842
    Nonfuel.....................................              -          178,200             897                -          179,097
    Rent and royalties..........................              -            2,832           1,399           (1,077)           3,154
                                                  -------------    -------------   -------------    -------------    -------------

    Total revenues..............................              -          551,756           5,414           (1,077)         556,093
Cost of goods sold (excluding depreciation).....              -          417,685           3,381                -          421,066
                                                  -------------    -------------   -------------    -------------    -------------

Gross profit (excluding depreciation)...........              -          134,071           2,033           (1,077)         135,027

Operating expenses..............................              -           90,780           1,627           (1,077)          91,330
Selling, general and
    administrative expenses.....................            284            9,529             276                -           10,089
Depreciation and amortization expense...........              -           15,209             133                -           15,342
(Gain) on asset sales...........................              -              (10)              -                -              (10)
                                                  -------------    -------------   -------------    -------------    -------------

Income (loss) from operations...................           (284)          18,563              (3)               -           18,276
Equity income (loss)............................          8,829              117               -           (8,722)             224
Interest and other financial costs, net.........         (5,976)          (5,164)            (73)               -          (11,213)
                                                  -------------    -------------   -------------    -------------    -------------
Income (loss) before income taxes...............          2,569           13,516             (76)          (8,722)           7,287
Provision (benefit) for income taxes............         (2,160)           4,707              11                -            2,558
                                                  -------------    -------------   -------------    -------------    -------------

Net income (loss)...............................  $       4,729    $       8,809   $         (87)   $      (8,722)   $       4,729
                                                  =============    =============   =============    =============    =============

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                     ----------------------------------------------------------------------------
                                                     PARENT          GUARANTOR      NONGUARANTOR
                                                     COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -------       ------------     ------------     ------------    ------------
                                                                          (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel........................................  $          -     $    501,036     $      5,365     $          -    $    506,401
    Nonfuel.....................................             -          189,350            1,087                -         190,437
    Rent and royalties..........................             -            2,459            1,296           (1,036)          2,719
                                                  ------------     ------------     ------------     -------------   ------------

    Total revenues..............................             -          692,845            7,748           (1,036)        699,557
Cost of goods sold (excluding depreciation).....             -          555,323            5,666                -         560,989
                                                  ------------     ------------     ------------     ------------    ------------

Gross profit (excluding depreciation)...........             -          137,522            2,082           (1,036)        138,568

Operating expenses..............................             -           90,913            1,693           (1,036)         91,570
Selling, general and administrative expenses....           339            9,786              292                           10,417
Depreciation and amortization expense...........             -           13,834              137                -          13,971
(Gain) on asset sales...........................             -           (1,689)               -                -          (1,689)
                                                  ------------     ------------     ------------     ------------    ------------

Income (loss) from operations...................          (339)          24,678              (40)               -          24,299
Equity income (loss)............................        12,285               40                -          (12,209)            116
Interest and other financial costs, net.........        (5,780)          (5,227)             (77)               -         (11,084)
                                                  ------------     ------------     ------------     ------------    ------------
Income (loss) before income taxes...............         6,166           19,491             (117)         (12,209)         13,331
Provision (benefit) for income taxes............        (2,277)           7,182              (17)               -           4,888
                                                  ------------     ------------     ------------     ------------    ------------

Net income (loss)...............................  $      8,443     $     12,309     $       (100)    $    (12,209)   $      8,443
                                                  ============     ============     ============     ============    ============

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                    --------------------------------------------------------------------
                                                      PARENT       GUARANTOR     NONGUARANTOR
                                                      COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                      -------    ------------    -------------  ------------ ------------
                                                                        (IN THOUSANDS OF DOLLARS)
   Revenues:
      Fuel.......................................  $        -     $1,140,635    $    7,656     $        -    $1,148,291
      Nonfuel....................................           -        489,165         2,375              -       491,540
      Rent and royalties.........................           -          9,072         4,239         (3,142)       10,169
                                                   ----------     ----------    ----------     ----------    ----------
      Total revenues.............................           -      1,638,872        14,270         (3,142)    1,650,000
   Cost of goods sold (excluding depreciation)...           -      1,260,629         8,284              -     1,268,913
                                                   ----------     ----------    ----------     ----------    ----------
   Gross profit (excluding depreciation).........           -        378,243         5,986         (3,142)      381,087
   Operating expenses............................           -        259,182         4,640         (3,142)      260,680
   Selling, general and administrative expenses..         685         28,943           767              -        30,395
   Depreciation and amortization expense.........           -         44,212           329              -        44,541
   (Gain) on asset sales.........................           -           (304)            -              -          (304)
                                                   ----------     ----------    ----------     ----------    ----------
   Income (loss) from operations.................        (685)        46,210           250              -        45,775
   Equity income (loss)..........................      19,694            615             -        (19,462)          847
   Interest and other financial costs, net.......     (17,852)       (16,458)         (192)             -       (34,502)
                                                   ----------     ----------    ----------     ----------    ----------
   Income (loss) before income taxes and the
      cumulative effect of a change in
      accounting principle.......................       1,157         30,367            58        (19,462)       12,120
   Provision (benefit) for income taxes..........      (6,302)        10,611            99              -         4,408
                                                   ----------     ----------    ----------     ----------    ----------
   Income (loss) before the cumulative effect of
         a change in accounting principle........       7,459         19,756           (41)       (19,462)        7,712
   Cumulative effect of a change in accounting
         principle, net of related taxes.........           -           (253)            -              -          (253)
                                                   ----------     ----------    ----------     ----------    ----------
   Net income (loss).............................  $    7,459     $   19,503    $      (41)    $  (19,462)   $    7,459
                                                   ==========     ==========    ==========     ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                ----------------------------------------------------------------------
                                                  PARENT        GUARANTOR    NONGUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -------     ------------   ------------   ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel.......................................  $       -     $ 1,345,116    $  14,060      $       -     $ 1,359,176
   Nonfuel....................................          -         527,420        2,828              -         530,248
   Rent and royalties.........................          -           7,256        3,714         (2,901)          8,069
                                                ---------     -----------    ---------      ---------     -----------
   Total revenues.............................          -       1,879,792       20,602         (2,901)      1,897,493
Cost of goods sold (excluding depreciation)...          -       1,490,368       14,756              -       1,505,124
                                                ---------     -----------    ---------      ---------     -----------
Gross profit (excluding depreciation).........          -         389,424        5,846         (2,901)        392,369
Operating expenses............................          -         265,679        4,611         (2,901)        267,389
Selling, general and administrative expenses..        988          29,233          903              -          31,124
Depreciation and amortization expense.........          -          43,538          407              -          43,945
(Gain) on asset sales.........................          -          (1,678)           -              -          (1,678)
                                                ---------     -----------    ---------      ---------     -----------
Income (loss) from operations.................       (988)         52,652          (75)             -          51,589
Equity income (loss)..........................     24,114              67            -        (23,987)            194
Gain on sale of investment....................          -          (1,491)           -              -          (1,491)
Interest and other financial costs, net.......    (17,708)        (15,883)        (225)             -         (33,816)
                                                ---------     -----------    ---------      ---------     -----------
Income (loss) before income taxes.............      5,418          38,327         (300)       (23,987)         19,458
Provision (benefit) for income taxes..........     (6,899)         14,105          (65)            -            7,141
                                                ---------     -----------    ---------      ---------     -----------
Net income (loss).............................  $  12,317     $    24,222    $    (235)     $ (23,987)    $    12,317
                                                =========     ===========    =========      =========     ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2003
                                              --------------------------------------------------------------------
                                              PARENT         GUARANTOR    NONGUARANTOR
                                              COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                              -------      ------------   ------------  ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $      906     $    72,080    $     (111)    $    1,816    $    74,691
                                             ----------     -----------    ----------     ----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Business acquisitions..................           -          (3,768)       (5,267)             -         (9,035)
    Proceeds from asset sales..............           -           1,866             -              -          1,866
    Capital expenditures...................           -         (31,833)         (224)             -        (32,057)
                                             ----------     -----------    ----------     ----------    -----------
      Net cash used in investing
         activities........................           -         (33,735)       (5,491)             -        (39,226)
                                             ----------     -----------    ----------     ----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in checks drawn in
       excess of bank balances.............           -              (4)            -              -             (4)
    Revolving loan borrowings
       (repayments), net...................     (15,500)              -             -              -        (15,500)
    Long-term debt repayments..............     (13,717)           (134)            -              -        (13,851)
    Other..................................        (252)              -         1,816         (1,816)          (252)
    Intercompany advances..................      28,563         (32,250)        3,687              -              -
                                             ----------     -----------    ----------     ----------    -----------
       Net cash provided by (used in)
         financing activities..............        (906)        (32,388)        5,503         (1,816)       (29,607)
                                             ----------     -----------    ----------     ----------    -----------
       Effect of exchange rate changes on
         cash..............................           -               -           202              -            202
                                             ----------     -----------    ----------     ----------    -----------
       Net increase (decrease) in cash.....           -           5,957           103              -          6,060
 Cash at the beginning of the period.......           -          14,047             -              -         14,047
                                             ----------     -----------    ----------     ----------    -----------
 Cash at the end of the period.............  $        -      $   20,004    $      103     $        -    $    20,107
                                             ==========     ===========    ==========     ==========    ===========

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2004
                                              -----------------------------------------------------------------
                                                PARENT      GUARANTOR     NONGUARANTOR
                                                COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                -------     ------------  ------------   ------------   ------------
                                                                  (IN THOUSANDS OF DOLLARS)
 CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES...................  $    2,283     $   74,782    $      963     $        -     $   78,028
                                             ----------     ----------    ----------     ----------     ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Business acquisitions..................           -           (588)            -              -           (588)
    Proceeds from asset sales..............           -         11,755             -              -         11,755
    Capital expenditures...................           -        (36,671)         (952)             -        (37,623)
                                             ----------     ----------    ----------     ----------     ----------
      Net cash used in investing
         activities........................           -        (25,504)         (952)             -        (26,456)
                                             ----------     ----------    ----------     ----------     ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Increase (decrease) in checks drawn in
       excess of bank balances.............           -          3,653             -              -          3,653
    Revolving loan borrowings
       (repayments), net...................     (13,600)             -             -              -        (13,600)
    Long-term debt repayments..............     (23,991)          (141)            -              -        (24,132)
    Other..................................        (158)             -             -              -           (158)
    Intercompany advances..................      35,466        (35,610)          144              -              -
                                             ----------     ----------    ----------     ----------     ----------
       Net cash provided by (used in)
         financing activities..............      (2,283)       (32,098)          144              -        (34,237)
                                             ----------     ----------    ----------     ----------     ----------
       Effect of exchange rate changes on
           cash............................           -              -            20              -             20
                                             ----------     ----------    ----------     ----------     ----------
       Net increase in cash................           -         17,180           175              -         17,355
 Cash at the beginning of the period.......           -         14,746           259              -         15,005
                                             ----------     ----------    ----------     ----------     ----------
 Cash at the end of the period.............  $        -     $   31,926    $      434     $        -     $   32,360
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

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At September 30, 2004, our geographically diverse network consisted of 149 sites located in 41 states and Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices, particularly in times of historically high prices. For the nine-month periods ended September 30, 2003 and 2004, our revenues and gross profit were composed as follows:

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                           2003           2004
                                                        ---------      ---------
Revenues:
   Fuel...............................................      69.6%          71.6%
   Non-fuel...........................................      29.8%          28.0%
   Rent and royalties.................................       0.6%           0.4%
                                                        --------       --------
         Total revenues...............................     100.0%         100.0%
                                                        ========       ========
Gross profit (excluding depreciation):
   Fuel...............................................      21.5%          18.0%
   Non-fuel...........................................      75.8%          80.0%
   Rent and royalties.................................       2.7%           2.0%
                                                        --------       --------
         Total gross profit (excluding depreciation)..     100.0%         100.0%
                                                        ========       ========

COMPOSITION OF OUR NETWORK

         The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2002 through September 30, 2004:

                                                            COMPANY-                    FRANCHISEE-
                                                            OPERATED       LEASED          OWNED         TOTAL
                                                             SITES          SITES          SITES         SITES
                                                             -----         ------         ------        ------
Number of sites at December 31, 2002....................      122             20             10           152

January - September 2003 Activity:
   New sites............................................        2              -              -             2
   Sales of sites.......................................       (2)             -              -            (2)
   Conversions of leased sites to company-operated sites        4             (4)             -             -
                                                             ----          -----          -----         -----
Number of sites at September 30, 2003...................      126             16             10           152

October - December 2003 Activity:
   Sales of sites.......................................       (1)             -              -            (1)
   Closed sites.........................................       (1)             -              -            (1)
   Conversions of leased sites to company-operated sites        2             (2)             -             -
                                                             ----          -----          -----         -----
Number of sites at December 31, 2003....................      126             14             10           150

2004 Activity:
   Sales of sites.......................................       (1)             -              -            (1)
   Conversions of leased sites to company-operated sites        2             (2)             -             -
                                                             ----          -----          -----         -----
Number of sites at September 30, 2004...................      127             12             10           149
                                                             ====          =====          =====         =====

         As of September 30, 2004, one of our company-operated sites was under contract to be sold. This sale transaction is expected to close in 2004 and will not have a material effect on continuing results of operation. In September 2004, we entered into an agreement pursuant to which we expect to acquire one of the franchisee-owned sites and convert it to a company-operated site during the fourth quarter of 2004.

         On October 1, 2004, we entered into an agreement through which we expect to acquire 11 company-operated sites before the end of 2004. See the "Acquisition and Refinancing" section below for further description of the acquisition.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

RESULTS OF OPERATIONS

SAME-SITE RESULTS COMPARISONS

         As part of our discussion and analysis of operating results we refer to increases and/or decreases in results on a same-site basis. For purposes of these comparisons, we include a site in the same-site comparisons if it was open for business under the same method of operation (company-operated, leased or franchisee-owned) for the like period under discussion in both years being compared. Sites are not excluded from the same-site comparisons as a result of expansions in the square footage of the sites or in the amenities offered at the sites.

RELEVANCE OF FUEL REVENUES

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

THREE-MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE-MONTHS ENDED SEPTEMBER 30, 2003

         Revenues. Our consolidated revenues for the quarter ended September 30, 2004 were $699.6 million, which represents an increase from the quarter ended September 30, 2003 of $143.5 million, or 25.8%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the quarter ended September 30, 2004 increased by $132.6 million, or 35.5%, as compared to the same period in 2003. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the quarter ended September 30, 2004 increased by 42.4% and 24.8%, respectively, as compared to the same period in 2003, reflecting increases in commodity prices that were attributable to higher crude oil costs, due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions. The fuel revenue price variance increase was somewhat offset by decreases in diesel fuel and gasoline sales volumes, primarily in wholesale fuel sales. Diesel fuel and gasoline sales volumes for the quarter ended September 30, 2004 decreased 1.6% and 10.2%, respectively, as compared to the same period in 2003. For the quarter ended September 30, 2004, we sold 333.7 million gallons of diesel fuel and 47.6 million gallons of gasoline, as compared to 339.3 million gallons of diesel fuel and 53.0 million gallons of gasoline for the quarter ended September 30, 2003. The diesel fuel sales volume decrease of 5.6 million gallons resulted from a decrease in wholesale diesel fuel sales volume that was partially offset by a 0.6% increase in same-site diesel fuel sales volumes and a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and 2004. The gasoline sales volume decrease was primarily attributable to a 3.7% decrease in same-site gasoline sales volumes and a 3.9 million gallon decrease in wholesale gasoline sales volumes. We believe the same-site diesel fuel sales volume increase resulted from our aggressive trucking fleet pricing strategy and our competitive street pricing posture during a period of intense price competition and an improved freight market. These factors were offset by an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and high levels of, diesel prices in 2004. We believe the same-site decrease in gasoline sales volume resulted primarily from the high price levels as the cost of crude oil sharply increased during the quarter and as compared to the prior year. We believe the decreases in wholesale sales volumes for both diesel and gasoline result from the sharp volatility in commodity prices during 2004 coupled with the high level of commodity prices.

         Non-fuel revenues for the quarter ended September 30, 2004 of $190.4 million reflected an increase of $11.3 million, or 6.3%, as compared to the same period in 2003. The increase was primarily attributable to a 5.5% increase in same-site non-fuel revenues and also was attributable to the increased sales at the company-operated sites added to our network in 2003 and 2004. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Rent and royalty revenues for the quarter ended September 30, 2004 reflected a $0.4 million, or 13.8%, decrease as compared to the same period in 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of four leased sites to company-operated sites since September 30, 2003. This decrease was partially offset by a 3.1% increase in same-site royalty revenue and a 4.3% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the quarter ended September 30, 2004 was $138.6 million, compared to $135.0 million for the same period in 2003, an increase of $3.5 million, or 2.6%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in diesel fuel sales volume, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $0.2 million, or 0.3%, to $91.6 million for the quarter ended September 30, 2004 compared to $91.3 million for the same period in 2003. This increase was attributable to a $0.3 million, or 0.3% decrease on a same-site basis and a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003 and 2004. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2004 were 47.8%, compared to 50.7% for the same period in 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

         Our selling, general and administrative expenses for the quarter ended September 30, 2004 were $10.4 million, which reflected a $0.3 million, or 3.3% increase from the same period in 2003 that is primarily attributable to personnel costs.

         Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended September 30, 2004 was $14.0 million, compared to $15.3 million for the same period in 2003, a decrease of $1.4 million, or 8.9%, that was primarily due to an impairment charge of $0.5 million recognized in 2003.

         (Gain) loss on asset sales. For the quarter ended September 30, 2004, the gain on asset sales of $1.7 million primarily was generated from the sale of one company-operated site and of fractional shares of three aircraft.

         Income from Operations. We generated income from operations of $24.3 million for the quarter ended September 30, 2004, compared to income from operations of $18.3 million for the same period in 2003. This increase of $6.0 million, or 33.0%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of diesel fuel sales volumes and fuel margins per gallon.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the quarter ended September 30, 2004 decreased by $0.1 million, or 1.2%, compared to the same period in 2003. This decrease resulted from our reduced level of indebtedness in 2004 as compared to 2003 and was somewhat offset by rising interest rates.

         Income Taxes. Our effective income tax rates for the quarters ended September 30, 2004 and 2003 were 36.7% and 35.1%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits. The increase from 2003 is primarily related to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

         Revenues. Our consolidated revenues for the nine-month period ended September 30, 2004 were $1,897.5 million, which represents an increase from the nine-month period ended September 30, 2003 of $247.5 million, or 15.0%, that is primarily attributable to an increase in fuel revenue.

         Fuel revenue for the nine-month period ended September 30, 2004 increased by $210.9 million, or 18.4%, as compared to the same period in 2003. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the nine-month period ended September 30, 2004 increased by 21.9% and 22.8%, respectively, as compared to the same period in 2003, reflecting

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions. The fuel revenues price variance increase was somewhat offset by decreases in diesel fuel and gasoline sales volumes, primarily in wholesale fuel sales. Diesel fuel and gasoline sales volumes for the nine-month period ended September 30, 2004 decreased 2.6% and 5.1%, respectively, as compared to the same period in 2003. For the nine-month period ended September 30, 2004, we sold 985.3 million gallons of diesel fuel and 136.3 million gallons of gasoline, as compared to 1,011.6 million gallons of diesel fuel and 143.6 million gallons of gasoline for the nine-month period ended September 30, 2003. The diesel fuel sales volume decrease of 26.3 million gallons resulted from a 1.4% decrease in same-site diesel fuel sales volumes, a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and 2004 and a decrease in wholesale diesel fuel sales volume. The gasoline sales volume decrease was primarily attributable to a decrease in wholesale gasoline sales volumes that was partially offset by a 2.2% increase in same-site gasoline sales volumes. We believe the same-site diesel fuel sales volume decrease resulted from intense price competition, in conjunction with an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and high levels of, diesel prices in 2004. These factors were somewhat offset by an improved freight market in 2004. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. We believe the decreases in wholesale sales volumes for both diesel and gasoline result from the sharp volatility in commodity prices during 2004 coupled with the high level of commodity prices.

         Non-fuel revenues for the nine-month period ended September 30, 2004 of $530.2 million reflected an increase of $38.7 million, or 7.9%, as compared to the same period in 2003. The increase was primarily attributable to a 4.7% increase in same-site non-fuel revenues and also attributable to the increased sales at the company-operated sites added to our network in 2003 and 2004. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

         Rent and royalty revenues for the nine-month period ended September 30, 2004 reflected a $2.1 million, or 20.7%, decrease as compared to the same period in 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of eight leased sites to company-operated sites during 2003 and 2004. This decrease was partially offset by a 3.1% increase in same-site royalty revenue and a 3.7% increase in same-site rent revenue.

         Gross Profit (excluding depreciation). Our gross profit for the nine-month period ended September 30, 2004 was $392.4 million, compared to $381.1 million for the same period in 2003, an increase of $11.3 million, or 3.0%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in diesel fuel sales volume, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

         Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

         Our operating expenses increased by $6.7 million, or 2.6%, to $267.4 million for the nine-month period ended September 30, 2004 compared to $260.7 million for the same period in 2003. This increase was primarily attributable to a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003 and 2004 that was partially offset by a 0.1% decrease on a same-site basis that primarily resulted from a $1.6 million credit to environmental expense related to remediation activities at a site (see further discussion in the "Environmental Matters" section of this Management's Discussion and Analysis). On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2004 were 50.0%, compared to 52.3% for the same period in 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

         Our selling, general and administrative expenses for the nine-month period ended September 30, 2004 were $31.1 million, which reflected a $0.7 million, or 2.4%, increase from the same period in 2003 that is primarily attributable to personnel costs.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         Depreciation and Amortization Expense. Depreciation and amortization expense for the nine-month period ended September 30, 2004 was $43.9 million, compared to $44.5 million for the same period in 2003, a decrease of $0.6 million, or 1.3%, that was primarily due to an impairment charge of $0.5 million recognized in 2003 and a $0.5 million decrease in amortization expense that resulted from an intangible asset related to a noncompetition agreement becoming fully amortized in April 2003.

         (Gain) loss on asset sales. For the nine-month period ended September 30, 2004, the gain on asset sales of $1.7 million primarily was generated from the sale of one company-operated site and of fractional shares of three aircraft, while the gain on asset sales of $0.3 million for the nine-month period ended September 30, 2003 primarily was generated from the sale of one company-operated site.

         Income from Operations. We generated income from operations of $51.6 million for the nine-month period ended September 30, 2004, compared to income from operations of $45.8 million for the same period in 2003. This increase of $5.8 million, or 12.7%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of diesel fuel sales volumes and fuel margins per gallon.

         Gain on sale of investment. The gain on sale of investment of $1.5 million for the nine-month period ended September 30, 2004 resulted from the sale in April of our investment in Simons Petroleum, Inc. for cash proceeds of $9.1 million. We could receive an additional $2.0 million of proceeds if Simons achieves certain earnings targets and certain other conditions are met and representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized did not reflect these amounts.

         Interest and Other Financial Costs--Net. Interest and other financial costs, net, for the nine-month period ended September 30, 2004 decreased by $0.7 million, or 2.0%, compared to the same period in 2003. This decrease resulted from our reduced level of indebtedness in 2004 as compared to 2003 that was somewhat offset by rising interest rates.

         Income Taxes. Our effective income tax rates for the nine-month periods ended September 30, 2004 and 2003 were 36.7% and 36.4%, respectively. These rates differed from the federal statutory rate due primarily to state income taxes and nondeductible expenses, partially offset by the benefit of certain tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility of our Senior Credit Facility provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments. The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand by our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that the United States economy could either worsen, or reflect slower growth than expected during the remainder of 2004. Similarly, it is reasonably likely that interest rates and petroleum product prices will increase further during the remainder of 2004 from levels that existed during 2003 and the first nine months of 2004, possibly to levels greater than that contemplated in our expectations. The uncertainty surrounding each of the economy, interest rates and petroleum product prices is exacerbated by the

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

political and military situation in Iraq, crude oil production issues in various countries and the intentions and actions of OPEC member nations. If the United States economy worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. Based on our outstanding obligations as of September 30, 2004, a one-percentage point increase in interest rates increases our annual cash outlays by approximately $3.5 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon. The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in our Senior Credit Facility. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and significantly from expectations, it is reasonably likely that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first nine months of 2004 and as of September 30, 2004, and we expect to remain in compliance with all of our debt covenants throughout 2004. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

         We anticipate that we will be able to fund our 2004 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. At September 30, 2004, we had no outstanding revolving credit facility borrowings and outstanding issued letters of credit of $26.9 million, leaving $73.1 million of our $100 million revolving credit facility available for borrowings.

         The forecasted level of capital expenditures for 2004 is approximately $49 million. Given our forecasted level of cash flows from operations for 2004 and our planned level of capital expenditures, and barring an event or series of events that leads to significantly increased petroleum product prices, we expect that during the remainder of 2004 we will make our scheduled debt payments and will have no net borrowings under our revolving credit facilities. In April 2004, we made mandatory prepayments of term loan borrowings of $21.8 million. These prepayments consisted of $12.7 million related to Excess Cash Flow generated during the year ended December 31, 2003, and $9.1 million related to the net cash proceeds generated from the sale of our investment in an equity investee.

ACQUISITION AND REFINANCING

         On October 1, 2004, we entered into an asset purchase agreement (the "Acquisition Agreement") with B.R.G., Inc. and Rip Griffin Truck Service Center, Inc. (collectively "Rip Griffin") to acquire eleven travel center facilities operated by Rip Griffin. Other than the Agreement, there is no material relationship between us and Rip Griffin.

         The Acquisition Agreement provides for the acquisition of the assets at the eleven travel center facilities operated by Rip Griffin on interstate highways. The eleven travel centers to be acquired are located in Arizona, Arkansas, California, Colorado, New Mexico, Texas and Wyoming. The purchase price for the acquisition is $120 million plus an additional amount for site cash and inventories that will be determined at closing but is estimated to be approximately $8 million. These amounts will be paid in cash. We will also assume the environmental liability related to the acquired sites. The estimated amount of the environmental liability is $1.1 million. The closing of the acquisition is subject to certain conditions, including regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to consummate the transaction before the end of 2004.

         In order to consummate the acquisition, we expect to complete a refinancing of our Senior Credit Facilities (the Refinancing). We have received a fully underwritten commitment for an amended and restated credit facility that is expected to close simultaneous with the closing of the acquisition. As amended and restated, we expect that our Senior Credit Facilities will be composed of a seven-year Term Loan C of $475 million and a five-year $100 million Revolving Credit Facility. The proceeds received will be used to refinance our current Term Loan B, fund

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

the Rip Griffin acquisition, refinance our master lease facility and for general corporate purposes. We believe the terms of the amended and restated credit agreement will be substantially similar to those included in the current credit agreement and consistent with current financing market conditions.

         As a result of the Refinancing, we will incur a non-cash charge against operating income of approximately $8.5 million in connection with writing off the unamortized amount of the deferred financing costs incurred in 2000 with respect to the Senior Credit Facilities.

HISTORICAL CASH FLOWS

         Net cash provided by operating activities totaled $78.0 million for the first nine months of 2004, compared to $74.7 million for the same period in the prior year. The $3.3 million increase in cash from operations primarily resulted from greater profitability in 2004. The increases in the accounts receivable and accounts payable balances are attributable to the significant increase in diesel fuel and gasoline commodity prices in the United States, primarily as a result of the significant increases in crude oil costs.

         Net cash used in investing activities was $26.5 million for the first nine months of 2004, as compared to $39.2 million for the first nine months of 2003. During 2004, we received $11.8 million of proceeds from the sale of stock of an equity investee and other property and equipment sales and invested $0.6 million to convert two leased sites to company-operated sites. During 2003, we invested $9.0 million to acquire two new operating sites and convert four leased sites to company-operated sites. We realized $1.9 million of proceeds from two site sales in 2003.

         Net cash used in financing activities was $34.2 million during the first nine months of 2004 and $29.6 million during the first nine months of 2003. During 2004, we made mandatory term loan prepayments of $21.8 million as a result of Excess Cash generated in 2003 and the sale of our investment in an equity investee. We also made net repayments under our revolving credit facility of $13.6 million. During 2003, we made net repayments of our revolving credit facility indebtedness of $15.5 million, and also made repayments of long-term loan indebtedness of $13.9 million, which includes an $11.3 million mandatory prepayment in April 2003 resulting from excess cash flow we generated in 2002.

DESCRIPTION OF INDEBTEDNESS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003, except that at September 30, 2004, we had no outstanding revolving credit facility borrowings and outstanding issued letters of credit of $26.9 million, leaving $73.1 million of our $100 million revolving credit facility available for borrowings.

         The Refinancing is not expected to significantly change the terms of our Senior Credit Facilities. However, as a result of the Refinancing, the total amount of scheduled debt repayments in the next five years will be greatly reduced as the repayment of the Term Loan borrowings will be heavily weighted to the seventh year of the new agreement.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       ------------------------------
                                                                                            2003             2004
                                                                                       -------------    -------------
                                                                                          (IN THOUSANDS OF DOLLARS,
                                                                                                EXCEPT RATIOS
Net income..........................................................................   $       7,459    $      12,317
Adjustments to reconcile net income to Adjusted EBITDA:
   Cumulative effect of a change in accounting principle, net of related taxes......             253                -
   Provision (benefit) for income taxes.............................................           4,408            7,141
   Interest and other financial costs, net..........................................          34,502           33,816
   Depreciation and amortization expense............................................          44,541           43,945
   Other non-cash charges (credits), net............................................             628              412
                                                                                       -------------    -------------
Adjusted EBITDA.....................................................................   $      91,791    $      97,631
                                                                                       =============    =============

Adjusted EBITDA for trailing 12-month ratio measurement period......................   $     120,557    $     127,760
                                                                                       =============    =============

Interest expense coverage ratio:
   Actual ratio at period end.......................................................            2.85x            3.13x
   Required ratio at period end (no less than)......................................            1.80x            2.00x
   Minimum amount of Adjusted EBITDA to meet required ratio.........................   $      76,018    $      81,624

Leverage ratio:
   Actual ratio at period end.......................................................            3.99x            3.44x
   Required ratio at period end (no greater than)...................................            4.65x            4.15x
   Minimum amount of Adjusted EBITDA to meet required ratio.........................   $     103,558    $     105,795

OFF-BALANCE SHEET ARRANGEMENTS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003, except that, as part of the planned Refinancing, we intend to borrow the funds to purchase the assets that we currently lease under our master lease facility. The amount to be paid is expected to be approximately $65.1 million. The rent we paid with respect to the master lease agreement was $5.7 million, $4.3 million and $4.3 million for the year ended December 31, 2003 and the nine-month periods ended September 30, 2003 and 2004, respectively.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2003, except that
(i) we have entered into an agreement to acquire one of our franchisee-owned sites for approximately $10 million, and (ii) we have entered into the Acquisition Agreement under which we expect to pay approximately $128 million to acquire the travel center assets from Rip Griffin during the fourth quarter. See the "Acquisition and Refinancing" section above for further description of the acquisition.

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

         We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of September 30, 2004, we had a reserve of $12.6 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $3.7 million and $5.4 million of cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated $3.5 million to be funded from future operating cash flow. We estimate that the cash outlays related to the matters for which we have accrued this reserve will be approximately $2.3 million in the remainder of 2004; $3.2 million in 2005; $2.4 million in 2006; $1.9 million in 2007; $1.4 million in 2008 and $1.4 million thereafter. We have obtained insurance of up to $35.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 was intended to provide guidance in determining (1) whether consolidation is required under the "controlling financial interest" model in existing authoritative guidance or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R) to clarify certain aspects of FIN 46 and to provide certain entities with exemptions from the requirements of FIN 46. We must adopt this accounting guidance in 2004 for any variable interest entities created after December 15, 2003 (there have been none to date), and on January 1, 2005 for all

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

entities created before December 15, 2003. Under FIN 46R, we will be required to consolidate the entity that is the lessor under our master lease program covering eight of our sites. Consolidating the lessor would affect our consolidated balance sheet by increasing property and equipment, other assets and long-term debt and would affect our consolidated statement of operations by reducing operating expenses, increasing depreciation expense and increasing interest expense. Consolidating the lessor will not result in a violation of our debt covenants or have an effect on our liquidity. We are still evaluating the amounts by which our financial statements will be affected by consolidating the lessor. We expect to terminate this lease as part of the Refinancing discussed above. We are also evaluating whether FIN 46R will require consolidation of our franchisees, although we currently believe we will not be required to do so.

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

      - availability of sufficient qualified personnel to staff company-operated sites; and

      - success of new business ventures, including the risks that the business acquired and any other businesses or investments that we have acquired or may acquire may not be successfully integrated into our current business operations.

         All of our forward-looking statements should be considered in light of these factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements to reflect future events or circumstances.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(b)      Reports on Form 8-K

         We filed no reports on Form 8-K during the third quarter of 2004.

         On October 7, 2004, we filed a Form 8-K to report that we had signed an agreement to acquire eleven travel centers from Rip Griffin.

         On October 19, 2004, we filed a Form 8-K to report our financial data for the interim periods ended September 30, 2004, and to provide data regarding the travel centers being acquired from Rip Griffin and the related refinancing.

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRAVELCENTERS OF AMERICA, INC.
                                               (Registrant)

Date: October 22, 2004        By: /s/ James W. George
                                  ---------------------------------------------
                                  Name:    James W. George
                                  Title:   Executive Vice President and
                                             Chief Financial Officer
                                           (Principal Financial Officer and
                                            Duly Authorized Officer)