Form 10-K
period 2004-12-31
TRAVELCENTERS OF AMERICA INC
filed 2005-03-31
CIK 1038523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

As of March 15, 2005, there were outstanding 6,937,003 shares of common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

                                      INDEX

PART I
     Item 1.  Business.......................................................................    2
     Item 2.  Properties.....................................................................   15
     Item 3.  Legal Proceedings..............................................................   15
     Item 4.  Submission of Matters to a Vote of Security Holders............................   15

PART II
     Item 5.  Market for Our Common Equity and Related Stockholder Matters...................   15
     Item 6.  Selected Financial Data........................................................   17
     Item 7.  Management's Discussion and Analysis...........................................   19
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................   36
     Item 8.  Financial Statements and Supplementary Data....................................   38
     Item 9.  Changes in and Disagreements With Accountants..................................   78
     Item 9A. Controls and Procedures........................................................   78
     Item 9B. Other Information..............................................................   78

PART III
     Item 10. Our Directors and Executive Officers...........................................   78
     Item 11. Executive Compensation.........................................................   78
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
                   Stockholder Matters.......................................................   79
     Item 13. Certain Relationships and Related Transactions.................................   79
     Item 14. Principal Accounting Fees and Services.........................................   79

PART IV
     Item 15. Exhibits, Financial Statement Schedules........................................   80

SIGNATURES...................................................................................   82

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

            We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the North American highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2004, our geographically diverse network consisted of 160 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

            - sites operated by us, which we refer to as company-operated sites;

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

            The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. According to the National Association of Truck Stop Operators, or "NATSO," the travel center and truck stop industry is highly fragmented, with in excess of 3,000 travel centers and truck stops located on or near interstate highways nationwide. Further, only eight chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets.

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

            - In January 2003, we began operating in Canada through the acquisition of a travel center located in Ontario.

            - In December 2004, we acquired eleven company-operated travel centers from Rip Griffin Truck Service Center, Inc., which assets we refer to as the Rip Griffin network. These eleven sites are located in seven states, primarily in the southwestern region of the United States.

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

            At December 31, 2004, we had two wholly owned subsidiaries, TA Operating Corporation, which is our primary travel center operating entity, and TA Franchise Systems Inc, which maintains our franchise agreements and relationships. TA Operating Corporation had the following direct or indirect wholly owned subsidiaries:

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

      -     11 company-operated sites were acquired from Rip Griffin in 2004;

      - 48 leased sites were converted to company-operated sites, two during 2004, six during 2003, five during 2002, three during 2000, five during 1998 and 27 during 1997;

      - one franchisee-owned site was converted to a company-operated site during 2000;

      - five new network sites were constructed, one in 2002, one in 2001, one in 2000 and two in 1999;

      - six sites were razed and rebuilt, two in 1999, two in 2000, one in 2001 and one in 2003;

      - five company-operated sites were added to our network through individual site acquisitions or management agreements, one during 2004, two during 2003 and two during 2000;

      - franchise agreements covering 28 franchisee-owned sites were terminated, one in 2000 and 27 in 1997;

      - 36 sites we owned were sold, two during 2004, three during 2003, three during 2002, four during 2001, two during 2000, five during 1999, two during 1998 and 15 during 1997;

      - three franchisee-owned sites were added to our network, one in 2002, one in 1999 and one in 1998; and

      - three company-operated sites were closed, one during 2003 (for which our selling effort continues), and two during 1999 (both of which have been sold - one in 2004 and one in 2002).

            In 1997, we initiated a capital program to upgrade, rebrand and re-image our travel centers and to build new travel centers. Through December 31, 2004, we had completed full re-image projects at 37 of our sites at an average investment of $2.2 million per site. These full re-image projects typically include expanding the square footage of the travel and convenience store, adding a fast food court with two or three QSRs, upgrading showers and restrooms and updating the full-service restaurant. We also had completed smaller scale re-image projects at another 67 sites at an average cost of $0.3 million. In addition to improving our existing sites, we have identified several new interstate areas available for our network's expansion. We have designed a "prototype" facility and a smaller "protolite" facility to standardize our travel centers and expand our network into new geographic markets while also increasing our appeal to motorists. The prototype and protolite designs combine an improved and efficient facility layout with nationally branded QSRs and gasoline brands as well as expanded product and service offerings. Since May 1999, we have completed construction of eight prototype facilities and three protolite facilities. Further, we are currently developing one prototype facility, which we expect to open in 2006, and one protolite facility, which we expect to open in 2006. Most of our future expansion will be with the protolite format, which requires significantly less land and capital investment than the prototype design and enables us to quickly and cost efficiently gain a presence in smaller markets. We also intend to pursue strategic acquisitions and additional franchisee-owned sites. Our franchisees will also continue to invest additional amounts of their own capital for reimaging and other projects at the sites they operate.

REFINANCINGS

            2000 Refinancing. As part of the transactions we completed to consummate our merger with TCA Acquisition Corporation and the related recapitalization, we completed a refinancing of our indebtedness, which refinancing transactions we refer to as the "2000 Refinancing." In the 2000 Refinancing, we issued $190 million of senior subordinated notes due 2009 and borrowed $328.3 million under an amended and restated credit agreement (which we refer to as the 2000 Credit Agreement) that consisted of a fully-drawn $328 million term loan facility and a $100 million revolving credit facility. The proceeds from these borrowings, along with proceeds from the issuance of common stock and other cash on hand, were used to:

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

            2004 Refinancing. On December 1, 2004, we completed a refinancing, which we refer to as the "2004 Refinancing." In the 2004 Refinancing, we borrowed $500 million under an Amended and Restated Credit Agreement that we refer to as the 2004 Credit Agreement. The 2004 Credit Agreement included a fully-drawn $475 million term loan facility and a $125 million revolving credit facility under which $25 million was drawn at closing. The proceeds from these borrowings were utilized to:

      - repay all amounts, including accrued interest, outstanding under the existing amended and restated credit agreement into which we had entered in November 2000 and which we refer to as the 2000 Credit Agreement;

      -     pay for the acquisition of the assets acquired from Rip Griffin;

      - terminate the master lease facility under which since 1999 we built eight travel centers on land we owned, thereby gaining ownership of the improvements at those eight sites; and

      - pay fees and expenses related to the financing and the acquisition transactions.

            See "Liquidity and Capital Resources" in Item 7 for further discussion of our outstanding indebtedness.

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

            Product and Service Offerings. We have developed an extensive and diverse offering of products and services to complement our diesel fuel business, which includes:

      - Gasoline. We sell nationally recognized branded gasoline, consistently offering one of the top three gasoline brands in each geographic region. Of our 138 company-operated sites as of December 31, 2004, we offered branded gasoline at 105 sites and unbranded gasoline at 21 sites. Twelve company-operated sites do not sell gasoline.

      - Full-Service and Fast Food Restaurants. Most of our travel centers have both full-service restaurants and QSRs that offer customers a wide variety of nationally recognized brand names and food choices. Our full-service restaurants, branded under our "Country Pride," "Buckhorn Family Restaurants," "Country Fare" and "Fork in the Road" proprietary brands, offer "home style" meals through menu table service and buffets. We also offer more than 20 different brands of QSRs, including Arby's, Burger King, Pizza Hut,

            Popeye's Chicken & Biscuits, Sbarro, Starbuck's Coffee, Subway and Taco Bell. We generally attempt to locate QSRs within the main travel center building, as opposed to constructing stand-alone buildings. As of December 31, 2004, we had 172 QSRs in our company-operated sites, and 108 of our network travel centers offered at least one branded QSR.

      - Truck Repair and Maintenance Shops. All but six of our network travel centers have truck repair and maintenance shops. The typical repair shop has between two and four service bays, a parts storage room and trained mechanics. These shops, which generally operate 24 hours per day, 365 days per year, offer extensive maintenance and emergency repair and road services, ranging from basic services such as oil changes and tire repair to specialty services such as diagnostics and repair of air conditioning, air brake and electrical systems. Our work is backed by a warranty honored at all of our repair and maintenance facilities. As of December 31, 2004, all but nine of our network sites that have truck repair and maintenance shops were participating in the Freightliner ServicePoint Program. Each of these nine sites was acquired from Rip Griffin in December 2004 and is expected to be added to the Freightliner ServicePoint Program during 2005.

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

      - Motels. Twenty of our company-operated travel centers offer motels, with an average capacity of 40 rooms. Seventeen of these motels are operated under franchise grants from nationally branded motel chains, including Days Inn, HoJo Inn, Knight's Inn, Rodeway and Travelodge.

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

            Centralized Purchasing and Distribution. We maintain a distribution and warehouse center that services our network. The distribution center is located near Nashville, Tennessee and has approximately 85,000 square feet of storage space. Approximately every two weeks, the distribution center delivers products to our network sites using a combination of contract carriers and our fleet of trucks and trailers. In 2004, the distribution center shipped approximately $50.3 million of products. We believe the distribution center provides us with cost savings by using its consolidated purchasing power to negotiate volume discounts with third-party suppliers. The distribution center is also able to obtain further price reductions from suppliers in the form of reduced shipping charges, as suppliers need only deliver their products to the distribution center warehouse, as opposed to each site individually.

COMPETITION

            The U.S. travel center and truck stop industry in which we operate consists of travel centers, truck stops, diesel fuel outlets and similar facilities designed to meet the needs of long-haul trucking fleets and their drivers, independent truck drivers and general motorists. The travel center and truck stop industry is highly competitive and fragmented. According to NATSO, there are in excess of 3,000 travel center and truck stops located on or near highways nationwide. Further, only eight chains in the United States have 25 or more travel center and truck stop locations on the interstate highways, which we believe is the minimum number of locations needed to provide even regional coverage to truck drivers and trucking fleets. There are generally two types of facilities designed to serve the trucking industry:

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

            We believe that we experience substantial competition from pumper-only truck stop chains and that this competition is based principally on diesel fuel prices. In the pumper-only truck stop segment, the largest networks, based on the number of facilities, are Pilot Travel Centers LLC, with approximately 250 sites, Flying J Inc., with approximately 165 sites, and Love's Travel Stops & Country Stores, Inc., with approximately 100 sites. We experience additional substantial competition from major full-service travel center networks and independent chains, which is based principally on diesel fuel prices, non-fuel product and service offerings and customer service. In the full-service travel center segment, the only large network, other than ours, is operated by Petro Stopping Centers, L.P., with approximately 61 sites. Our truck repair and maintenance shops compete with regional full-service travel center and truck stop chains, full-service independently owned and operated truck stops, fleet maintenance terminals, independent garages, truck dealerships, truck quick-lube facilities and auto parts service centers. We also compete with a variety of establishments located within walking distance of our travel centers, including full-service restaurants, QSRs, electronics stores, drugstores and travel and convenience stores.

            A significant portion of all intercity diesel fuel consumption by trucking fleets and companies with their own trucking capability occurs through self-fueling at both dedicated terminals and at fuel depots strategically located across the country. These terminals often provide facilities for truck repair and maintenance. Our pricing decisions for diesel fuel and truck repair and maintenance services cannot be made without considering the existence of these operations and their capacity for expansion. We believe that a long-term trucking industry trend has been to reduce the use of these terminals and to outsource fuel, repair and maintenance services to maximize the benefits of competitive fuel pricing, superior driver amenities and reduced environmental compliance expenditures. However, during the past few years of historically high fuel prices, this long-term trend has been somewhat slowed, at least temporarily, as trucking fleets have utilized their existing terminals to supply an increased level of their fuel and repair service needs.

            A potential additional source of competition in the future could result from the possible commercialization of state-owned interstate rest areas. Historically, these rest areas have been precluded from offering for sale fuel and non-fuel products and services similar to that of a travel center. State governments that want to earn additional revenues from these rest areas have repeatedly requested that the federal government allow for commercialization. Past attempts for such commercialization historically have been successfully opposed by a group of opponents that includes NATSO, fast food restaurant operators and others. If commercialized, these rest areas will increase the number of outlets competing with us for the business of highway travelers. It is possible we may have an opportunity to play a role in these commercialization efforts, which would reduce any negative effects of such commercialization on our travel center business. As of early 2005, language in the pending highway reauthorization bill clearly sets forth a continued ban on commercialization of state-owned interstate rest areas.

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

Network Franchise Agreement

            As of December 31, 2004, there were 16 sites operating under network franchise agreements. The more significant provisions of the network franchise agreement are described in the following paragraphs.

            Initial Franchise Fee. The initial franchise fee for a new franchise is $100,000.

            Term of Agreement. The initial term of the network franchise agreement is ten years. The network franchise agreement provides for two five-year renewals on the terms being offered to prospective franchisees at the time of the franchisee's renewal. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the franchisee. The average remaining term of these agreements, including all renewal periods, is approximately 18 years. The initial terms of the current network franchise agreements expire in July 2012 through October 2014.

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

            Restrictive Covenants. Except for the continued operation of specified businesses identified by the franchisee at the time of execution of the network franchise agreement, the franchisee cannot, during the term of the agreement, operate any travel center or truck stop-related business under a franchise agreement, licensing agreement or marketing plan or system of another person or entity. If the franchisee owns the franchised premises, the franchisee may continue to operate a travel center at the franchised premises after termination of the franchise agreement, but if the termination is for any reason other than a default by TA Franchise System, the franchisee is restricted for a two-year period from re-branding the facility with any other truck stop or travel center company or other organization offering similar services and/or fleet billing services.

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

Network Lease Agreement

            In addition to franchise fees, we also collect rent from those franchisees that operate a travel center owned by us. As of December 31, 2004, there were 12 leased sites. Each operator of a leased site that enters into a network franchise agreement also must enter into a network lease agreement. The more significant provisions of the network lease agreement are described in the following paragraphs.

            Term of Agreement. The lease agreements we have with our franchisees have a term of ten years and allow for two renewals of five years each. We reserve the right to decline renewal under certain circumstances or if specified terms and conditions are not satisfied by the operator. The average remaining term of these agreements, including all renewal periods, is approximately 18 years. The initial terms of the current network lease agreements expire in July 2012 through December 2012.

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

Original Franchise Agreement with BP Network Independent Franchisees

            There are six sites that continue to operate under the franchise agreements they had with TA Franchise Systems prior to the network franchise agreement being revised to its current form in 2002. The terms of these franchise agreements are generally the same as the network franchise agreement, but they do not require the franchises to purchase their diesel fuel from us and their provisions vary. At the expiration of these agreements, the respective franchisees may be offered an option to renew their franchises under a form of our then-current franchise agreement for franchisee-owned sites.

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

            We have received notices of alleged violations of Environmental Laws, or are otherwise aware of the need to undertake corrective actions to comply with Environmental Laws, at travel centers owned by us in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or instances of noncompliance, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances that have occurred subsequent to the acquisition of the BP network and also regarding historical contamination at certain of the former Unocal, Burns Bros., Travel Ports and Rip Griffin facilities. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our results of operations or financial condition. While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed on us in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, which could have a material adverse effect on us. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2004, we had a reserve of $13.2 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $3.7 million and $5.3 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $4.1 million to be funded from future operating cash flows. In addition, we have obtained environmental insurance of up to $35.0 million for unanticipated costs regarding certain known environmental liabilities and for up to $40.0 million regarding certain unknown environmental liabilities.

            As part of the acquisition of the Unocal network, Phase I environmental assessments were conducted at the 97 Unocal network properties purchased by us. Under an environmental indemnification agreement with Unocal, Phase II environmental assessments of all Unocal network properties were completed by Unocal by December 31, 1998. Under the terms of this environmental agreement, Unocal was responsible for all costs incurred for:

      -     remediation of environmental contamination, and

      - otherwise bringing the properties into compliance with Environmental Laws as in effect at the date of the acquisition of the Unocal network,

with respect to the matters identified in the Phase I or Phase II environmental assessments, which matters existed on or prior to the date of the acquisition of the Unocal network. Under the terms of this agreement, Unocal also was required to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the Unocal network prior to the date of the acquisition of the Unocal network. In January 2004, a Buy-Out Agreement between Unocal and us became effective and Unocal's obligations to us under the April 1993 environmental agreement were terminated. In consideration for releasing Unocal from its obligations under the environmental agreement, Unocal paid us $2.6 million of cash, funded an escrow account with $5.4 million to be drawn by us as we incur related remediation costs, and purchased insurance policies that cap our total future expenditures and provide protection against significant unidentified matters that existed prior to April 1993. We are now responsible for all remediation at the former Unocal sites that we still own. We estimated the costs of the remediation activities for which we assumed responsibility from Unocal in January 2004 to be approximately $8.2 million at that time, which amount we expect will be fully covered by the cash received from Unocal and reimbursements from state tank funds.

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

            The remediation must achieve compliance with the Environmental Laws in effect on the date the remedial action is completed. The environmental agreement with BP requires BP to indemnify us against any other environmental liabilities that arise out of conditions at, or ownership or operations of, the BP network locations prior to the date of the acquisition of the BP network. The time period for making new claims for indemnification from BP ended on December 11, 2004. BP must also indemnify us for liabilities relating to non-compliance with Environmental Laws for which claims were made before December 11, 1996. Except as described above, BP does not have any responsibility for any environmental liabilities arising out of the ownership or operations of the BP network after the date of the acquisition of the BP network. We cannot be certain that BP, if additional environmental claims or liabilities were to arise under the environmental agreement, would not dispute our claims for indemnification.

            As part of the Burns Bros. acquisition, Phase I environmental assessments were conducted on all 17 sites acquired. Based on the results of those assessments, Phase II environmental assessments were conducted on nine of the sites. The purchase price paid to Burns Bros. was adjusted based on the findings of the Phase I and Phase II environmental assessments. Under the asset purchase agreement with Burns Bros., we released Burns Bros. from any environmental liabilities that may have existed as of the Burns Bros. acquisition date, other than specified non-waived environmental claims as described in the agreement with Burns Bros. As part of the Travel Ports acquisition, Phase I environmental assessments were conducted on all 16 sites acquired. Based on the results of those assessments, Phase II environmental assessments were conducted on five of these sites. As part of the Rip Griffin acquisition, Phase I environmental assessments were conducted on all eleven sites acquired. Under the asset purchase agreement with Rip Griffin we released Rip Griffin from any environmental liabilities that may have existed as of the Rip Griffin acquisition date, other than specified non-waived environmental claims as described in the agreement with Rip Griffin.

EMPLOYEES

            As of December 31, 2004, we employed 11,510 people on a full- or part-time basis. Of this total, 11,094 were employees at our company-operated sites, 362 performed managerial, operational or support services at our headquarters or elsewhere and 54 employees staffed the distribution center. Except for eleven employees at one site, all of our employees are non-union. We believe that our relationship with our employees is satisfactory.

ITEM 2. PROPERTIES

            Our principal executive offices are leased and are located at 24601 Center Ridge Road, Suite 200, Westlake, Ohio 44145-5639. Our distribution center is a leased facility located at 1450 Gould Boulevard, LaVergne, Tennessee 37086-3535.

            Of our 138 company-operated sites and 12 leased sites in operation as of December 31, 2004, the land and improvements at 12 are leased, six sites are subject to ground leases of the entire site, five sites are subject to ground leases of portions of these sites, and one site is operated pursuant to a management agreement. We consider our facilities suitable and adequate for the purposes for which they are used. In addition to these 150 sites, we own two sites that will be developed as travel centers and one site that is closed and held for sale.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Market information. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

            Holders. As of December 31, 2004, the outstanding shares of our common stock were held of record by 36 stockholders.

            Dividends. We have never paid or declared any cash dividends on our common stock. We intend to retain our future earnings, if any, to fund the development and growth of our business. Our future decisions concerning the payment of dividends on the common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

            Recent sales of unregistered securities. During 2002 and 2003, we sold or issued the unregistered securities described below. None of the following transactions involved any public offering. All sales were made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. These sales were made without general solicitation or advertising. The recipients in each such transaction represented their intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof. In a series of sales to management, we sold the following:

      - In 2002, we sold 7,302 shares at $31.75 per share. The proceeds from these sales were used for general corporate purposes.

      - In 2003, we sold 10,000 shares at $30.26 per share. These shares had been purchased from the estate of a deceased former management stockholder at this same price. The proceeds from these sales were used to fund the related purchase.

            Summary of Equity Compensation Plans. The following table sets forth information about all our equity compensation plans in effect as of December 31, 2004, which consisted solely of the 2001 Stock Incentive Plan, which plan was approved by our stockholders during 2001. All of our equity compensation plans currently in effect have been approved by our stockholders.

                      Equity Compensation Plan Information

                                                                                      (C)
                                                                                   Number of
                                                                                   securities
                                          (A)                                      remaining
                                        Number                                   available for
                                    securities to be            (B)             future issuance
                                      issued upon         Weighted-average      of under equity
                                      exercise of          exercise price         compensation
                                      outstanding          of outstanding       plans (excluding
                                        options,              options,             securities
                                      warrants and            warrants            reflected in
        Plan Category                    rights              and rights           column (A))
-------------------------------    -------------------    ----------------     ------------------
Equity compensation
plans approved by
stockholders.....................              939,375    $          31.75                      -
Equity compensation plans
  not approved by
  stockholders...................                    -                  -                       -
                                   -------------------    ----------------    -------------------
Total............................              939,375    $          31.75                      -
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

                                                                         YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------
                                                  2000(1)          2001          2002(2)          2003        2004(3)(4)
                                               ------------    -----------     -----------     -----------    -----------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT GALLONAGE AND SITE COUNT AMOUNTS)
INCOME STATEMENT DATA:
     Revenues:
         Fuel................................  $  1,485,732    $ 1,331,807     $ 1,237,989     $ 1,513,648    $ 1,959,239
         Non-fuel............................       554,219        585,314         617,342         649,502        707,958
         Rent and royalties..................        18,822         17,491          15,539          13,080         10,667
                                               ------------    -----------     -----------     -----------    -----------
           Total revenues....................     2,058,773      1,934,612       1,870,870       2,176,230      2,677,864
     Gross profit (excluding depreciation)...       447,853        466,859         481,190         501,464        530,837
     Income from operations..................        (3,919)        39,949          51,937          59,977         69,285
     Net income (loss).......................       (38,673)       (10,054)          1,271           8,891         14,862
 BALANCE SHEET DATA (END OF PERIOD):
     Total assets............................  $    736,301    $   679,940     $   660,767     $   650,567    $   897,729
     Long-term debt (net of unamortized
         discount)...........................       546,166        547,534         523,934         502,033        682,892
     Redeemable equity.......................           527            565             681           1,909          1,864
     Working capital.........................        38,093         27,366          19,354          19,630         47,784
OTHER FINANCIAL AND OPERATING DATA:
     Total diesel fuel sold (in thousands of
         gallons)............................     1,384,759      1,369,251       1,349,741       1,341,125      1,338,020
     Capital expenditures, excluding business
         acquisitions........................  $     68,107    $    54,490     $    42,640     $    44,196    $   122,919
     Cash flows (used in) provided by:
         Operating activities................        65,106         30,381          75,574          77,324         97,146
         Investing activities................       (77,115)       (46,234)        (42,110)        (50,486)      (235,220)
         Financing activities................        22,988          6,722         (39,305)        (26,086)       168,918
     Adjusted EBITDA(5)......................       102,755        105,189         113,561         121,921        131,488
NUMBER OF SITES (END OF PERIOD):
     Company-operated sites..................           122            119             122             126            138
     Leased sites............................            26             25              20              14             12
     Franchisee-owned sites..................             9              9              10              10             10
                                               ------------    -----------     -----------     -----------    -----------
           Total network sites...............           157            153             152             150            160
                                               ============    ===========     ===========     ===========    ===========

Notes to Selected Financial Data

(1) For the year ended December 31, 2000, income from operations was reduced by $22,004,000 of merger and recapitalization expenses incurred in connection with the transactions we completed to consummate our merger with TCA Acquisition Corporation and related recapitalization and by $20,910,000 of losses from the early extinguishment of debt related to the recapitalization. Prior to 2003, the loss from the early extinguishment of debt was classified, net of the related income tax benefits, as an extraordinary loss in our statement of operations and comprehensive income. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002," which was issued in April 2002, required the reclassification into income from operations of the amount previously presented as an extraordinary loss.

(2) Beginning in 2002, as a result of adopting a new accounting pronouncement, we ceased amortization of our goodwill and trademark intangible assets.

(3) Reflects the operating results of 11 sites we acquired from Rip Griffin on December 1, 2004, beginning on the acquisition date.

(4) The capital expenditures amount for 2004 includes $65,162,000 invested to acquire the improvements at eight sites we had been leasing under the master lease facility we terminated in December 2004 in connection with the 2004 Refinancing. The amounts of cash flows used in investing activities and provided by financing activities for 2004 include the effects of the 2004 Refinancing as well as the Rip Griffin acquisition and the termination of the master lease facility.

(5) Adjusted EBITDA, as used here, is based on the definition of "EBITDA" in our bank debt agreement and consists of net income plus the sum of (a) income taxes, (b) interest expense, net, (c) depreciation, amortization and other noncash charges, (d) transition expense, (e) extraordinary losses and cumulative effects of accounting changes and (f) the costs of the merger and recapitalization transactions. We have included this information concerning Adjusted EBITDA because Adjusted EBITDA is a primary component for calculating the two key financial ratio covenants in our debt agreements, the interest coverage ratio and the leverage ratio. See further discussion of our debt covenant compliance and a reconciliation of net income (loss) to Adjusted EBITDA in the "Liquidity and Capital Resources" section of Management's Discussion and Analysis under the heading "Adjusted EBITDA and Debt Covenant Compliance." We also use Adjusted EBITDA as a basis for determining bonus payments to our corporate and site-level management employees and as a key component in the formula for calculating the fair value of our redeemable common stock and stock options. Adjusted EBITDA should not be considered in isolation from, or as a substitute for, net income, income from operations, cash flows from operating activities or other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles. While the non-GAAP measures "EBITDA" and "Adjusted EBITDA" are frequently used by other companies as measures of operations and/or ability to meet debt service requirements, Adjusted EBITDA as we use the term is not necessarily comparable to similarly titled captions of other companies due to differences in methods of calculation. See further discussion and disclosure concerning Adjusted EBITDA under the heading "Adjusted EBITDA and Debt Covenant Compliance" in Item 7, Management's Discussion and Analysis. For 2004, the Adjusted EBITDA amount for debt covenant purposes was adjusted for the historical results of the sites acquired from Rip Griffin and the termination of the master lease agreement, each of which was funded through the 2004 Refinancing. The pro forma Adjusted EBITDA amount used in this calculation for 2004 was $153,802,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

CRITICAL ACCOUNTING POLICIES

            Our discussion and analysis of our financial position and results of operations is based upon, and should be read in conjunction with, our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Management believes the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of our consolidated financial statements are the allowance for doubtful accounts, asset impairment, self-insured reserves, environmental liabilities, income tax accounting, and recognition of stock compensation expense related to stock options and redeemable common stock held by employees.

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

            We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. The net carrying value of assets not recoverable is then reduced to fair value. Our estimated cash flows are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions. If these estimates or their underlying assumptions change in the future, we may be required to record additional impairment charges for these assets.

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

            We are partially self-insured, paying our own general liability, workers' compensation, and group health benefits claims, up to stop-loss amounts ranging from $150,000 to $500,000 on a per-occurrence basis. Provisions established under these partial self insurance programs are made for both estimated losses on known claims and claims incurred but not reported, based on claims history.

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

OVERVIEW

            We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the North American highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest, and only nationwide, full-service travel center network in the United States. At December 31, 2004, our geographically diverse network consisted of 160 sites located in 41 states in the United States and in the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

      -     sites operated by us, which we refer to as company-operated sites;

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

            The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the years ended December 31, 2002, 2003, and 2004, our revenues and gross profit were composed as follows:

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                            ---------------------------
                                                            2002       2003       2004
                                                            -----      -----      -----
Revenues:
   Fuel ................................................     66.2%      69.5%      73.2%
   Non-fuel ............................................     33.0%      29.9%      26.4%
   Rent and royalties ..................................      0.8%       0.6%       0.4%
                                                            -----      -----      -----
         Total revenues ................................    100.0%     100.0%     100.0%
                                                            =====      =====      =====
Gross profit (excluding depreciation):
   Fuel ................................................     21.1%      20.9%      19.2%
   Non-fuel ............................................     75.7%      76.5%      78.8%
   Rent and royalties ..................................      3.2%       2.6%       2.0%
                                                            -----      -----      -----
         Total gross profit (excluding depreciation)....    100.0%     100.0%     100.0%
                                                            =====      =====      =====

COMPOSITION OF OUR NETWORK

            The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2001 through December 31, 2004:

                                                COMPANY-                FRANCHISEE-
                                                OPERATED      LEASED       OWNED       TOTAL
                                                 SITES        SITES        SITES       SITES
                                                -------       ------    -----------    -----
Number of sites at December 31, 2001 .....         119           25            9         153

2002 Activity:
   New Sites .............................           1            -            1           2
   Sales of sites ........................          (3)           -            -          (3)
   Conversions of leased sites to company-
     operated sites ......................           5           (5)           -           -
                                                  ----         ----         ----        ----
Number of sites at December 31, 2002 .....         122           20           10         152
                                                  ----         ----         ----        ----

2003 Activity:
   New sites .............................           2            -            -           2
   Sales of sites ........................          (3)           -            -          (3)
   Closed sites ..........................          (1)           -            -          (1)
   Conversions of leased sites to
     company-operated sites ..............           6           (6)           -           -
                                                  ----         ----         ----        ----
Number of sites at December 31, 2003 .....         126           14           10         150
                                                  ----         ----         ----        ----

2004 Activity:
   New sites .............................          12            -            -          12
   Sales of sites ........................          (2)           -            -          (2)
   Conversions of leased sites to
     company-operated sites ..............           2           (2)           -           -
                                                  ----         ----         ----        ----
Number of sites at December 31, 2004 .....         138           12           10         160
                                                  ====         ====         ====        ====

            During 2004, we entered into a franchise agreement with a franchisee under which we expect to add one franchisee-owned location to our network in the second quarter of 2005. In February 2005, we sold one of our company-operated sites. We expect to convert one leased site to a company-operated site on March 31, 2005 upon the termination of the lease and franchise agreements covering that site.

SAME-SITE RESULTS COMPARISONS

            As part of our discussion and analysis of operating results we refer to increases and/or decreases in results on a same-site basis. For purposes of these comparisons, we include a site in the same-site comparisons only for the period for which it was open for business under the same method of operation (company-operated, leased or franchisee-owned) in both years being compared. Sites are not excluded from the same-site comparisons as a result of expansions in the square footage of the sites or in the amenities offered at the sites.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

            Revenues. Our consolidated revenues for the year ended December 31, 2004 were $2,677.9 million, which represents an increase from the year ended December 31, 2003 of $501.6 million, or 23.1%, that is primarily attributable to an increase in fuel revenue but also resulted from increased non-fuel revenues.

            Fuel revenue for the year ended December 31, 2004 increased by $445.6 million, or 29.4%, as compared to the year ended December 31, 2003. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline. Average diesel fuel and gasoline sales prices for the year ended December 31, 2004 increased by 31.1% and 26.4%, respectively, as compared to the year ended December 31, 2003, reflecting increases in commodity prices that were attributable to higher crude oil costs due to increased worldwide demand, refinery outages and other refined petroleum product supply disruptions. The fuel revenues price variance increase was somewhat offset by decreases in diesel fuel and gasoline sales volumes, primarily in wholesale fuel sales. Diesel fuel and gasoline sales volumes for the year ended December 31, 2004 decreased 0.2% and 4.3%, respectively, as compared to the year ended December 31, 2003. For the year ended December 31, 2004, we sold 1,338.0 million gallons of diesel fuel and 182.9 million gallons of gasoline, as compared to 1,341.1 million gallons of diesel fuel and 191.1 million gallons of gasoline for the year ended December 31, 2003. The diesel fuel sales volume decrease of 3.1 million gallons primarily resulted from a 9.9 million gallon decrease in wholesale diesel fuel sales volume that was partially offset by a 0.6% increase in same-site diesel fuel sales volumes and a net increase in sales volumes at sites we added to or eliminated from our network during 2003 and 2004. The gasoline sales volume decrease of 8.2 million gallons was primarily attributable to a 16.9 million gallon decrease in wholesale gasoline sales volumes that was partially offset by a 2.0% increase in same-site gasoline sales volumes and a net increase in gasoline volumes at company-operated sites we added to or eliminated from our network during 2003 and 2004. We believe the same-site diesel fuel sales volume increase resulted from an improved freight market in 2004 and our retail diesel fuel pricing in response to intense price competition, which factors were somewhat offset by an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and high levels of, diesel prices in 2004. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. We believe the decreases in wholesale sales volumes for both diesel and gasoline result from the sharp volatility in commodity prices during 2004 coupled with the high level of commodity prices.

            Non-fuel revenues for the year ended December 31, 2004 of $708.0 million reflected an increase of $58.5 million, or 9.0%, as compared to the year ended December 31, 2003. The increase was primarily attributable to a 6.0% increase in same-site non-fuel revenues and also attributable to the net increase in sales at the company-operated sites we added to or eliminated from our network during 2003 and 2004. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

            Rent and royalty revenues for the year ended December 31, 2004 reflected a $2.4 million, or 18.4%, decrease as compared to the year ended December 31, 2003. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of eight leased sites to company-operated sites during 2003 and 2004. This decrease was partially offset by a 3.5% increase in same-site royalty revenue and a 3.9% increase in same-site rent revenue.

            Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2004 was $530.8 million, compared to $501.5 million for the year ended December 31, 2003, an increase of $29.4 million, or 5.9%. The increase in our gross profit was primarily due to the increase in non-fuel sales volume that was partially offset by a decrease in diesel fuel sales volume, decreased fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

            Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

            Our operating expenses increased by $19.5 million, or 5.7%, to $361.5 million for the year ended December 31, 2004 compared to $342.0 million for the year ended December 31, 2003. This increase was primarily attributable to a net increase resulting from company-operated sites we added to our network or eliminated from our network during 2003 and 2004 and a 3.5% increase on a same-site basis. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2004 were 51.0%, compared to 52.3% for the year ended December 31, 2003, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

            Our selling, general and administrative expenses for the year ended December 31, 2004 were $43.2 million, which reflected a $2.6 million, or 6.5%, increase from the year ended December 31, 2003 that was primarily attributable to personnel costs.

            Transition Expense. Transition expense included the costs incurred in converting the travel centers acquired from Rip Griffin to our operating model and standards. In December 2004, we incurred $0.7 million of such costs, primarily consisting of site training and deferred maintenance expenses. We expect to incur an additional $1.3 million of transition expenses during 2005 in connection with these sites.

            Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2004 was $58.8 million, compared to $60.4 million for the year ended December 31, 2003, a decrease of $1.6 million, or 2.7%, that was primarily due to an impairment charge of $0.9 million recognized in 2003 and a $0.5 million decrease in amortization expense that resulted from an intangible asset related to a noncompetition agreement becoming fully amortized in April 2003.

            (Gain) loss on asset sales. For the year ended December 31, 2004, the gain on asset sales of $2.5 million primarily was generated from the sale of two company-operated sites, one closed site and our fractional shares of three aircraft, while the gain on asset sales of $1.5 million for the year ended December 31, 2003 primarily was generated from the sale of three company-operated sites.

            Income from Operations. We generated income from operations of $69.3 million for the year ended December 31, 2004, compared to income from operations of $60.0 million for the year ended December 31, 2003. This increase of $9.3 million, or 15.5%, as compared to the 2003 period was primarily attributable to the increased level of non-fuel revenues and gross margin which was partially offset by the decreased level of diesel fuel sales volumes and fuel margins per gallon.

            Gain on sale of investment. The gain on sale of investment of $1.6 million for the year ended December 31, 2004 resulted from the sale in April of our investment in Simons Petroleum, Inc. for cash proceeds of $9.1 million. We could receive an additional $2.0 million of proceeds if Simons achieves certain earnings targets and certain other conditions are met and representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized did not reflect these amounts. We expect that these uncertainties will be resolved during 2005.

            Interest and Other Financial Costs -- Net. Interest and other financial costs, net, for the year ended December 31, 2004 decreased by $0.9 million, or 1.9%, compared to the year ended December 31, 2003. This decrease primarily resulted from lower interest expense related to our Senior Credit Facility that was somewhat offset by a $1.7 million charge to expense in connection with the 2004 Refinancing. The reduction in interest expense related to our Senior Credit Facility primarily resulted from our reduced level of indebtedness for most of 2004 as compared to 2003 and was somewhat lessened by rising interest rates throughout 2004. The charge recognized in connection with the 2004 Refinancing was related to a portion of the legal and other fees incurred in completing the 2004 Refinancing as well as the write-off of a portion of the deferred financing costs incurred in connection with the 2000 Refinancing. The increase in our debt level and reduction in our interest rate spread as a result of the 2004 Refinancing completed on December 1, 2004 had a slight favorable net effect on our interest expense that would equate to approximately $1.0 million annually.

            Income Taxes. Our effective income tax rates for the years ended December 31, 2004 and 2003 were 36.3% and 34.0%, respectively. These rates differed from the federal statutory rate due primarily to state and foreign income taxes and certain nondeductible expenses, partially offset by the benefit of certain tax credits.

            We have not recognized a valuation allowance for our net deferred tax assets, as we believe we are more likely than not to realize those assets. We need to generate $31.4 million of future taxable income to fully realize our net deferred tax assets. The existing level of pre-tax earnings generated in 2004 would be sufficient to generate enough future taxable income to fully realize our net deferred tax assets. The following table sets forth the historical relationship between pretax earnings for financial reporting purposes and taxable income for income tax purposes.

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                 2002            2003            2004
                                                               ---------       ---------       ---------
                                                                        (IN MILLIONS OF DOLLARS)
Pretax earnings for financial
     reporting purposes..............................          $     1.2       $    13.5       $    23.2
State income tax expense.............................               (1.2)           (1.1)           (2.3)
Accelerated tax depreciation.........................               (1.5)           (5.3)          (27.8)
Benefit of tax credits...............................                0.6             0.6             0.6
Non-deductible expenses..............................                0.5             0.7             0.9
Temporary differences, net...........................                5.1            (0.4)            9.9
                                                               ---------       ----------      ---------
Federal taxable income...............................          $     4.7       $     8.0       $     4.5
                                                               =========       =========       =========

            The following table sets forth the composition of our federal net operating loss carryforwards by their expiration dates.

                                                     AMOUNT OF NET
         YEAR OF EXPIRATION                          OPERATING LOSS
--------------------------------------------     ----------------------
                                                (IN MILLIONS OF DOLLARS)
2020........................................          $       26.6
2021........................................                  27.9
2022........................................                   0.2
2023........................................                   0.1
2024........................................                   0.1
                                                      ------------
Total net operating loss carryforward.......          $       54.9
                                                      ============

            Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted FAS 143, "Accounting for Asset Retirement Obligations" and recognized a one-time cumulative effect charge of $0.3 million. There was no similar accounting principle change during 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

            Revenues. Our consolidated revenues for the year ended December 31, 2003 were $2,176.2 million, which represents an increase from the year ended December 31, 2002 of $305.4 million, or 16.3%, that is primarily attributable to an increase in fuel revenue.

            Fuel revenue for the year ended December 31, 2003 increased by $275.7 million, or 22.3%, as compared to the same period in 2002. The increase was attributable principally to increases in diesel fuel and gasoline average selling prices. Average diesel fuel and gasoline sales prices for the year ended December 31, 2003 increased by 25.7% and 23.2%, respectively, as compared to the same period in 2002, primarily reflecting increases in commodity prices. The fuel revenue increase also resulted from an increase in our total fuel sales volumes. Diesel fuel sales volumes decreased 8.6 million gallons, or 0.6%, while gasoline sales volumes increased 30.5 million gallons, or 19.0%, as compared to the same period in 2002. For the year ended December 31, 2003, we sold 1,341.1 million gallons of diesel fuel and 191.1 million gallons of gasoline, as compared to 1,349.7 million gallons of diesel fuel and 160.6 million gallons of gasoline for the year ended December 31, 2002. The diesel fuel sales volume decrease resulted from a 4.5% decrease in same-site diesel fuel sales volumes, partially offset by a net increase in sales volumes at company-operated sites we added to or eliminated from our network during 2002 and 2003 of 24.0 million gallons and an increase in our wholesale diesel fuel sales of 2.5 million gallons, or 1.2%. The gasoline sales volume increase was primarily attributable to a 9.6% increase in same-site gasoline sales volumes and also resulted from a
2.7 million gallon net increase in gasoline sales volume at company-operated sites we added to or eliminated from our network during 2002 and 2003, as well as an 11.6 million increase in wholesale gasoline sales volume. We believe the same-site diesel fuel sales volume decrease resulted from a relatively flat level of trucking activity in the United States in 2003 as compared to 2002, in conjunction with an increase in the level of freight carried by train instead of trucks and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuation in diesel costs this year and the absolute high level of diesel fuel prices. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our gasoline and QSR offering upgrades and additions under our capital program, as well as our competitive retail gasoline pricing.

            Non-fuel revenues for the year ended December 31, 2003 of $649.5 million reflected an increase of $32.2 million, or 5.2%, from the same period in 2002. The increase was primarily attributable to the net increase in sales at the company-operated sites added to, or eliminated from, our network during 2002 and 2003, and also to an increase in non-fuel sales on a same-site basis of 2.4% for the year ended December 31, 2003 versus the same period in 2002. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to re-image, re-brand and upgrade our travel centers.

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

            Gross Profit (excluding depreciation). Our gross profit for the year ended December 31, 2003 was $501.5 million, compared to $481.2 million for the same period in 2002, an increase of $20.3 million, or 4.2%. The increase in our gross profit was due to increased total fuel sales volumes, increased non-fuel sales, increased average total fuel margin per gallon and higher non-fuel profit margin percentage, partially offset by the decline in rent and royalty revenues. The increase in average total fuel margin per gallon resulted from unusually high margins in certain months in the first half of 2003 and is not indicative of an expected trend. On the contrary, fuel margins declined in the second half of 2003.

            Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

            Our operating expenses increased by $9.8 million, or 3.0%, to $342.0 million for the year ended December 31, 2003 compared to $332.2 million for the same period in 2002. This increase was attributable to an $8.8 million net increase resulting from company-operated sites we added to our network or eliminated from our network during 2002 and 2003, and a 0.7% increase in operating expenses on a same-site basis. The increases in operating expenses were partially offset by the recognition of a $3.75 million cash receipt upon the settlement of a legal claim in the fourth quarter of 2003. On a same-site basis, operating expenses as a percentage of non-fuel revenues for the year ended December 31, 2003 were 52.4%, compared to 53.3% for the same period in 2002, reflecting the results of our cost-control measures at our sites.

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

            Cumulative Effect of a Change in Accounting Principle. Effective January 1, 2003, we adopted FAS 143, "Accounting for Asset Retirement Obligations." As of January 1, 2003, we recognize the future cost to remove an underground storage tank over the estimated useful life of the storage tank. A liability for the fair value of an asset retirement obligation with a corresponding increase to the carrying value of the related long-lived asset is recorded at the time an underground storage tank is installed. We will amortize the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the remaining life of the respective underground storage tank. The estimated liability is based on historical experiences in removing these tanks, estimated tank useful lives, external estimates as to the cost to remove the tanks in the future and regulatory requirements. The liability is a discounted liability using a credit-adjusted risk-free rate of approximately 12.8%. Revisions to the liability could occur due to changes in tank removal costs, tank useful lives or if new regulations regarding the removal of such tanks are enacted. Upon adoption of FAS 143, we recorded a discounted liability of $0.6 million, increased property and equipment by $0.2 million and recognized a one-time cumulative effect charge of $0.3 million (net of deferred tax benefit of $0.2 million).

RIP GRIFFIN ACQUISITION - PRO FORMA INFORMATION

         On December 1, 2004, we acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers. The results from these eleven sites were included in our results, as discussed above, from that date. The following unaudited pro forma information presents our results of operations as if the acquisition of the Rip Griffin sites had taken place on January 1, 2003.

                                                                              YEAR ENDED DECEMBER 31,
                                                                         -------------------------------
                                                                              2003              2004
                                                                         ------------       ------------
                                                                            (IN MILLIONS OF DOLLARS)
Total revenue.....................................................       $    2,361.3       $    2,880.0
Gross profit......................................................       $      550.1       $      577.9
Income before extraordinary item and accounting change............       $       11.7       $       18.1
Net income........................................................       $       11.5       $       18.1

            These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2003, or that may result in the future.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

            Our principal liquidity requirements are to meet our working capital and capital expenditure needs, including expenditures for acquisitions and expansion, and to service the payments of principal and interest on outstanding indebtedness. Our principal source of liquidity to meet these requirements is operating cash flows. The revolving credit facility under the 2004 Credit Agreement provides us a secondary source of liquidity, primarily to better match the timing of cash expenditures to the timing of our cash receipts primarily due to effects of changes in petroleum product prices, the uneven level of capital expenditures throughout the year and the timing of debt and interest payments.

            The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that interest rates and petroleum product prices will increase during 2005 from levels that existed during 2004, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $5.0 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon.

            The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in the 2004 Credit Agreement. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and very significantly from expectations, it is possible that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout 2004 and as of December 31, 2004, and we expect to remain in compliance with all of our debt covenants throughout 2005. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

            We anticipate that we will be able to fund our 2005 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. The expected level of capital expenditures, including business acquisitions but net of proceeds from asset sales, for 2005 is approximately $80 million. The 2005 capital investment plan is largely composed of growth-related projects such as expanding our truck repair and maintenance facilities, site re-image projects, adding QSRs, upgrading retail stores and restaurants, and building one new prototype travel center. The plan also includes approximately $9 million to rebrand and re-image the Rip Griffin sites acquired in December 2004. Given our forecasted level of cash flows from operations for 2005 and our planned level of capital expenditures, we expect that during 2005 we will make our scheduled debt repayments of $0.2 million and we will also repay the $25.0 million of outstanding borrowings under our revolving credit facilities. We also expect to refinance our Senior Subordinated Notes due 2009 no later than November 2005, at which time they are callable at 106.375% of their face value.

2004 REFINANCING

            On December 1, 2004, we completed a refinancing, which we refer to as the "2004 Refinancing." In the 2004 Refinancing, we borrowed $500 million under an Amended and Restated Credit Agreement that we refer to as the 2004 Credit Agreement. The 2004 Credit Agreement included a fully-drawn $475 million term loan facility and a $125 million revolving credit facility under which $25 million was drawn at closing. The proceeds from these borrowings were utilized to:

      - repay all amounts, including accrued interest, outstanding under the existing amended and restated credit agreement into which we had entered in November 2000 and which we refer to as the 2000 Credit Agreement;

      -     pay for the acquisition of the assets acquired from Rip Griffin;

      - terminate the master lease facility under which since 1999 we built eight travel centers on land we owned, thereby gaining ownership of the improvements at those eight sites; and

      - pay fees and expenses related to the financing and the acquisition transactions.

HISTORICAL CASH FLOWS

            Net cash provided by operating activities totaled $97.1 million in 2004, $77.3 million in 2003 and $75.6 million in 2002. The $19.8 million increase in cash provided by operations for 2004 as compared to 2003 was primarily attributable to an increase in our operating profitability and a $14.8 million increase in cash generated from changes in working capital. The increases in the accounts receivable, inventories, and accounts payable balances for 2004 as compared to 2003 were attributable to the significant increases in diesel fuel and gasoline commodity prices in the United States that primarily resulted from significant increases in world crude oil prices. The $1.7 million increase in cash from operations in 2003 as compared to 2002 was primarily due to the $8.0 million increase in operating income and $4.6 million decrease in interest expense, partially offset by a $7.1 million reduction in cash generated from working capital changes.

            Net cash used in investing activities for 2004 was $235.2 million, as compared to $50.5 million in 2003 and $42.1 million in 2002. During 2004, we invested $125.5 million to acquire eleven operating travel centers from Rip Griffin and another $0.6 million to convert two leased sites to company-operated sites. We also generated proceeds of $13.8 million during 2004 from asset sales, including the sale of our stake in an equity investee. During 2004, we invested $65.2 million to acquire the improvements at eight company-operated sites that we had been leasing under our master lease facility that we terminated as part of the 2004 Refinancing, and also invested another $57.7 million of capital expenditures across our network. During 2003, we invested $10.2 million to acquire two operating travel centers and to convert six leased sites to company-operated sites. In 2003 we also generated proceeds from asset sales of $3.9 million and invested $44.2 million of capital expenditures, including the purchase of a parcel of land on which to construct a future travel center. During 2002, we made capital expenditures of $42.6 million, invested $4.2 million to convert five leased sites to company-operated sites and generated proceeds from the sales of assets of $4.8 million.

      During 2004, financing activities provided us $168.9 million of cash, primarily as a result of the 2004 Refinancing, which provided a net cash inflow of $203.9 million that primarily was used to acquire the Rip Griffin sites and to terminate the master lease facility (see the description of our indebtedness below). Prior to the 2004 Refinancing, during 2004 we had repaid $24.0 million and $13.6 million, respectively, of our term loan and revolving credit facility borrowings, including $21.8 million of mandatory term loan prepayments resulting from Excess Cash Flows generated in 2003 and from our sale of our investment in an equity investee. During 2003, we used $26.1 million of cash in financing activities, primarily paying down our term loan and revolving loan facility by $23.3 million. We used $39.3 million of cash in financing activities during 2002, primarily to reduce our debt. We made net repayments of outstanding borrowings under our revolving credit facility of $21.5 million and made scheduled debt payments of $3.4 million. We also reduced the amount of our outstanding checks in excess of funds on deposit by $14.1 million.

DESCRIPTION OF INDEBTEDNESS

      The 2004 Credit Agreement provides senior secured financing of up to $600.0 million, consisting of a $475.0 million term loan facility that matures in December 2011 and a $125.0 million revolving credit facility that matures in December 2009, provided that both the term loan facility and the revolving credit facility will mature in October 2008 if we do not refinance our Senior Subordinated Notes due 2009 with qualified indebtedness prior to that time. We have pledged substantially all of our assets as collateral under the 2004 Credit Agreement. At December 31, 2004, we had outstanding revolving loan borrowings and issued letters of credit of $25.0 million and $27.7 million, respectively, leaving $72.3 million of our $125 million revolving credit facility available for borrowings. The term loan facility and the revolving credit facility bear interest at a rate equal to:

      - in the case of the term loan facility, Adjusted LIBOR plus a spread of 1.75% or, at our election, the alternate base rate plus a spread of 0.75%; or

      - in the case of the revolving credit facility, Adjusted LIBOR plus a spread that ranges from 2.25% down to 1.75% or, at our election, the alternate base rate plus a spread that ranges from 1.25% down to 0.75%. The spread in effect is based on our Leverage Ratio (as defined in the 2004 Credit Agreement) according to the following grid:

                                                                            ABR    LIBOR
                             Leverage Ratio                               Spread  Spread
                             --------------                               ------  ------
Equal to or greater than 4.0 to 1.0.....................................   1.25%   2.25%
Less than 4.0 to 1.0 but equal to or greater than 3.5 to 1.0............   1.00%   2.00%
Less than 3.5 to 1.0....................................................   0.75%   1.75%

      In addition to paying interest on outstanding principal under the 2004 Credit Agreement, we are required to pay a commitment fee to the lenders under the revolving credit facility equal to 0.50% per year of the unused commitments thereunder.

      The 2004 Credit Agreement obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow amount (as defined in the 2004 Credit Agreement) generated in the previous year. Before giving effect to any such prepayments that may be required in the future, and assuming our Senior Subordinated Notes due 2009 are appropriately refinanced prior to October 2008, the term loan facility will amortize each year in quarterly amounts, beginning on March 31, 2006, in the following aggregate principal amounts for each year set forth below.


                        YEAR ENDED                       PRINCIPAL
                        DECEMBER 31,                    REPAYMENTS
                        ------------                    ----------
2005................................................  $             -
2006................................................        4,750,000
2007................................................        4,750,000
2008................................................        4,750,000
2009................................................        4,750,000
2010................................................        4,750,000
2011................................................      451,250,000
                                                      ---------------
Total...............................................  $   475,000,000
                                                      ===============

      Principal amounts outstanding under the revolving credit facility are due and payable in full at maturity in December 2009, provided however that if we have not refinanced our Senior Subordinated Notes due 2009 prior to October 1, 2008, the revolving credit facility will mature on October 1, 2008 and all outstanding principal amounts will be due and payable in full.

      The 2004 Credit Agreement contains a number of covenants that, among other things, restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, repay other indebtedness, make certain restricted payments and dividends, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, engage in material businesses other than our current businesses, make capital expenditures, enter into sale and leaseback transactions, or engage in certain transactions with affiliates.

      We have outstanding at December 31, 2004, Senior Subordinated Notes due in 2009 with an aggregate face amount of $190 million. The Senior Subordinated Notes due 2009 were issued in November 2000. Our obligations under the notes are junior in right of payment to all of our existing and future senior indebtedness, including all indebtedness under the Senior Credit Facility. The indenture restricts, among other things, our ability to incur additional indebtedness, issue shares of disqualified stock and preferred stock, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, and prohibits certain restrictions on the ability of our subsidiaries to pay dividends or make certain payments to us, and contains certain restrictions on our ability to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

      In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

      As of December 31, 2004, $3.9 million was outstanding under a note payable by us to a former operator of a site, which we refer to as the Santa Nella Note. The note bears interest at an annual rate of 5%, requires quarterly principal and interest payments of $98,000 through October 1, 2018 and is collateralized by the real estate and improvements located at the site.

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

      We consider the 2004 Credit Agreement to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the 2004 Credit Agreement. Further, the 2004 Credit Agreement requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through 2005. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and (b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under the 2004 Credit Agreement declaring our indebtedness under the 2004 Credit Agreement immediately due and payable. However, we believe the more likely consequence would be the negotiation of a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002         2003           2004
                                                              -----------   -----------   -----------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Net income.................................................   $     1,271   $     8,891   $    14,862
Adjustments to reconcile net income to Adjusted EBITDA:
   Cumulative effect of a change in accounting principle...            -            253             -
   Provision (benefit) for income taxes....................           (39)        4,719         8,472
   Interest and other financial costs, net.................        51,423        46,878        47,760
   Depreciation and amortization expense...................        60,301        60,375        58,750
   Transition expense......................................            -             -            665
   Other non-cash charges (credits), net...................           605           805           979
                                                              -----------   -----------   -----------
Adjusted EBITDA............................................   $   113,561   $   121,921   $   131,488
                                                              ===========   ===========   ===========

                                                                           YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                      2002         2003          2004
                                                                  ----------   -----------   ------------
                                                                  (IN THOUSANDS OF DOLLARS, EXCEPT RATIOS)
Interest expense coverage ratio:
   Actual ratio at period end...................................        2.42x         2.91x     3.25x
   Required ratio at period end (no less than)..................        1.80x         2.00x     2.50x(1)
   Minimum amount of Adjusted EBITDA to meet required ratio.....  $   84,625   $    83,913       N/A(1)

Leverage ratio:
   Actual ratio at period end(2)................................        4.55x         4.04x     4.16x
   Required ratio at period end (no greater than)...............        4.65x         4.15x     5.50x(1)
   Minimum amount of Adjusted EBITDA to meet required ratio.....  $  111,192   $   118,767       N/A(1)

(1) The first covenant test under the 2004 Credit Agreement is as of March 31, 2005. The required ratios presented are the requirements for that date. There are no required minimum or maximum ratio levels as of December 31, 2004.

(2) The 2004 Credit Agreement specifies amounts to be added to our actual Adjusted EBITDA amounts in order to determine pro forma Adjusted EBITDA amounts to be used in the covenant tests during 2005 in order to adjust for the historical results of the sites acquired from Rip Griffin and the termination of our master lease agreement, each of which transaction was funded through the 2004 Refinancing. The pro forma Adjusted EBITDA amount used in this calculation for 2004 was $153,802,000.

OFF-BALANCE SHEET ARRANGEMENTS

      On September 9, 1999, we entered into a master lease program with a lessor that was used to finance the construction of eight travel centers on land we own. As part of the 2004 Refinancing, we purchased the leased assets from the lessor and terminated the master lease facility. We have no off-balance sheet arrangements as of December 31, 2004.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table summarizes our expected obligations to make future required payments under various types of agreements.

                                                   PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------
  CONTRACTUAL OBLIGATIONS                TOTAL   2005   2006-2007  2008-2009  THEREAFTER
                                        ------  ------  ---------  ---------  ----------
                                                  (IN MILLIONS OF DOLLARS)
Long-term debt(1) ....................  $693.9  $  0.2    $  9.9     $225.0     $458.8
Operating leases .....................   133.4    13.8      24.3       17.5       77.8
Other long-term liabilities(2) .......    21.6     8.5       8.5        3.7        0.9
                                        ------  ------    ------     ------     ------
Total contractual cash obligations....  $848.9  $ 22.5    $ 42.7     $246.2     $537.5
                                        ======  ======    ======     ======     ======

(1) Excludes interest. Also, the $225.0 million for 2008-2009 includes $25.0 million of revolving credit facility borrowings when they are contractually due, however, we intend to repay that amount during 2005.

(2) We have an obligation to make future payments to redeem common stock of certain of our management employees upon the death, disability or scheduled retirement of the employees. Neither the timing nor the amounts of any such payments can be accurately estimated and no amount for these payments is included in the table above. As of December 31, 2004, the aggregate amount of these future redemption payments, assuming our Board of Directors would not modify the formula for calculating the fair market value per share, would be approximately $6.5 million.

      Our only commercial commitments of any significance as of December 31, 2004 were the $27.7 million of standby letters of credit we had outstanding.

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

ENVIRONMENTAL MATTERS

      We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of December 31, 2004, we had a reserve of $13.2 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $3.7 million and $5.3 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $4.1 million to be funded from future operating cash flows. We estimate that the gross cash outlays related to the matters for which we have accrued this reserve will be approximately $4.6 million in 2005; $3.0 million in 2006; $2.4 million in 2007; $1.7 million in 2008; $1.4 million in 2009 and $0.1 million thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      FIN 46R. In December 2003, the FASB issued revised FIN 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. It had been our intention to consolidate into our consolidated financial statements the entity that was the lessor under our master lease program covering eight of our sites. However, as part of the 2004 Refinancing, we purchased the leased assets from the lessor and terminated the master lease facility, so we will not apply FIN 46R with respect to that terminated arrangement. We evaluated whether FIN 46R will require consolidation of our franchisees, and have determined that it will not.

      FAS 123R. In December 2004, the FASB issued a revision of FAS 123, "Share-Based Payment" (FAS 123R). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost to be recognized will be measured based on the fair value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123R replaces FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." As originally issued in 1995, FAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of APB 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. At that time, we determined to continue to apply the guidance of APB 25 and make the required disclosures in our financial statement footnotes. Accordingly, we will be required to change our method of accounting for stock compensation costs. We will be required to adopt FAS 123R as of January 1, 2006. FAS 123R applies only to those awards granted or which become vested after the required effective date. We expect that the adoption of FAS 123R in the first quarter of 2006 will have no material effect on our results of operations, financial condition or cash flows.

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

      -     changes in governmental regulations;

      -     changes in interest rates;

      -     diesel fuel and gasoline pricing;

      -     availability of diesel fuel and gasoline supply;

      -     ability to refinance our Senior Subordinated Notes due 2009;

      - success of new business ventures, including the risks that the Rip Griffin sites acquired and any other businesses or investments that we have acquired or may acquire may not be successfully integrated into our current business operations; and

      - availability of sufficient qualified personnel to staff company-operated sites.

      All of our forward-looking statements should be considered in light of these factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to commodity price risk and interest rate risk. Our fuel purchase contracts provide for purchase prices based on average market prices for diesel fuel and gasoline, exposing us to commodity price risk. We mitigate this risk exposure in several ways, but primarily by holding less than three days of diesel fuel inventory at our sites and selling a large portion of our fuel volume on the basis of a daily industry index of average fuel costs plus a pumping fee, which minimize the effect on our margins of sudden sharp changes in commodity market prices. We manage the price exposure related to sales volumes not covered by the daily industry index pricing formulae through the use, from time to time, on a limited basis, of derivative instruments designated by management as hedges of anticipated purchases. We had no open derivative contracts at any point in time during the year ended December 31, 2004.

      The interest rate risk faced by us results from our highly-leveraged position and our level of variable rate indebtedness, the rates for which are based on short-term lending rates, primarily the London Interbank Offered Rate. From time to time, we may use interest rate protection agreements to reduce our exposure to market risks from changes in interest rates by fixing interest rates on variable rate debt and reducing certain exposures to interest rate fluctuation. Amounts due to or from interest rate protection agreement counterparties are recorded in interest expense in the period in which they accrue. During 2004, we were involved in no interest rate protection agreements.

      The following table summarizes information about our financial instruments that are subject to changes in interest rates:

                                                                DECEMBER 31, 2004
                                              ----------------------------------------------------
                                                      FIXED RATE               VARIABLE RATE
                                                     INDEBTEDNESS              INDEBTEDNESS
                                              --------------------------  ------------------------
                                              PRINCIPAL       WEIGHTED    PRINCIPAL     WEIGHTED
                                               PAYMENT        AVERAGE      PAYMENT       AVERAGE
                                                AMOUNT     INTEREST RATE    AMOUNT   INTEREST RATE
                                              -----------  -------------  ---------  -------------
                                                            (DOLLARS IN THOUSANDS)
Year Ended December 31:
     2005...................................  $       198      12.60%     $       -      4.32%
     2006...................................          209      12.60%         4,750      4.32%
     2007...................................          219      12.61%         4,750      4.32%
     2008...................................          230      12.62%         4,750      4.32%
     2009...................................      190,242      12.51%        29,750      4.32%
Thereafter..................................        2,817        5.0%       456,000      4.32%
                                              -----------                 ---------
Total.......................................  $   193,915      12.47%     $ 500,000      4.32%
                                              ===========                 =========
Fair value..................................  $   223,130                 $ 500,000
                                              ===========                 =========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Supplementary Data:


                                                                                                            PAGE
                                                                                                            ----
   Financial Statements:
       Report of Independent Registered Public Accounting Firm ...........................................   39
       Consolidated Balance Sheet at December 31, 2003 and 2004 ..........................................   40
       Consolidated Statement of Income and Comprehensive Income for each of the three years in the period
         ended December 31, 2004 .........................................................................   41
       Consolidated Statement of Cash Flows for each of the three years in the period ended December
         31, 2004 ........................................................................................   42
       Consolidated Statement of Nonredeemable Stockholders' Equity for each of the three years in
         the period ended December 31, 2004 ..............................................................   43
       Notes to the Consolidated Financial Statements ....................................................   44
   Financial Statement Schedule:
       II - Valuation and Qualifying Accounts ............................................................   80

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TravelCenters of America, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of TravelCenters of America, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" as of January 1, 2003.

/S/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 24, 2005

                         TRAVELCENTERS OF AMERICA, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                          DECEMBER 31,
                                                                                    ------------------------
                                                                                       2003           2004
                                                                                    ---------      ---------
                                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents .....................................................  $  15,005      $  45,846
   Accounts receivable (less allowance for doubtful accounts of $1,707 for 2003
      and $1,606 for 2004) .......................................................     42,987         61,484
   Inventories ...................................................................     63,981         75,907
   Deferred income taxes .........................................................      3,823          6,952
   Other current assets ..........................................................      6,962          8,347
                                                                                    ---------      ---------
        Total current assets .....................................................    132,758        198,536
Property and equipment, net ......................................................    438,133        604,359
Goodwill .........................................................................     25,584         48,898
Deferred financing costs, net ....................................................     24,012         28,289
Deferred income taxes ............................................................     14,519          4,363
Other noncurrent assets ..........................................................     15,561         13,284
                                                                                    ---------      ---------
        Total assets .............................................................  $ 650,567      $ 897,729
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt ..........................................  $   3,354      $     198
   Accounts payable ..............................................................     59,754         88,754
   Other accrued liabilities .....................................................     50,020         61,800
                                                                                    ---------      ---------
        Total current liabilities ................................................    113,128        150,752
Commitments and contingencies                                                               -              -
Long-term debt (net of unamortized discount) .....................................    502,033        682,892
Deferred income taxes ............................................................      2,137          1,156
Other noncurrent liabilities .....................................................      8,318         23,212
                                                                                    ---------      ---------
                                                                                      625,616        858,012

Redeemable equity ................................................................      1,909          1,864
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity .....................    216,919        216,868
   Accumulated deficit (Note 15) .................................................   (193,877)      (179,015)
                                                                                    ---------      ---------
      Total nonredeemable stockholders' equity ...................................     23,042         37,853
                                                                                    ---------      ---------
      Total liabilities, redeemable equity and nonredeemable stockholders' equity   $ 650,567      $ 897,729
                                                                                    =========      =========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                            YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                        2002         2003          2004
                                                                    -----------   -----------   -----------
                                                                            (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel ..........................................................  $ 1,237,989   $ 1,513,648   $ 1,959,239
   Non-fuel ......................................................      617,342       649,502       707,958
   Rent and royalties ............................................       15,539        13,080        10,667
                                                                    -----------   -----------   -----------
       Total revenues ............................................    1,870,870     2,176,230     2,677,864
Cost of goods sold (excluding depreciation):
   Fuel ..........................................................    1,136,368     1,408,728     1,857,160
   Non-fuel ......................................................      253,312       266,038       289,867
                                                                    -----------   -----------   -----------
       Total cost of goods sold (excluding depreciation) .........    1,389,680     1,674,766     2,147,027
                                                                    -----------   -----------   -----------

Gross profit (excluding depreciation) ............................      481,190       501,464       530,837

Operating expenses ...............................................      332,223       342,045       361,504
Selling, general and administrative expenses .....................       37,818        40,543        43,180
Transition expense ...............................................            -             -           665
Depreciation and amortization expense ............................       60,301        60,375        58,750
(Gain) on asset sales ............................................       (1,089)       (1,476)       (2,547)
                                                                    -----------   -----------   -----------

   Income from operations ........................................       51,937        59,977        69,285

Equity in earnings of affiliate ..................................          718           764           194
Gain on sale of investment .......................................            -             -         1,615
Interest and other financial costs, net ..........................      (51,423)      (46,878)      (47,760)
                                                                    -----------   -----------   -----------

Income before income taxes and the cumulative effect of a change
   in accounting principle .......................................        1,232        13,863        23,334
Provision for income taxes .......................................          (39)        4,719         8,472
                                                                    -----------   -----------   -----------
Income before the cumulative effect of a change in accounting
   principle .....................................................        1,271         9,144        14,862
Cumulative effect of a change in accounting, net of related taxes
   (Note 3) ......................................................            -          (253)            -
                                                                    -----------   -----------   -----------

          Net income .............................................        1,271         8,891        14,862

 Other comprehensive income (expense), net of tax (Note 5):
     Unrealized (loss) gain on derivative instruments.............        1,920             -             -
     Foreign currency translation adjustments ....................            -           804           318
                                                                    -----------   -----------   -----------
          Comprehensive income ...................................  $     3,191   $     9,695   $    15,180
                                                                    ===========   ===========   ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                          -------------------------------
                                                                            2002       2003        2004
                                                                          --------   --------   ---------
                                                                             (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................  $  1,271   $  8,891   $  14,862
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of a change in accounting principle, net of
        related tax ....................................................         -        253           -
      Depreciation and amortization ....................................    60,301     60,375      58,750
      Amortization of deferred financing costs .........................     3,050      3,440       3,882
      Financing costs expensed upon extinguishment of debt .............         -          -       1,699
      Deferred income tax provision ....................................     2,690      3,535       5,974
      Provision for doubtful accounts ..................................     1,100      1,180         307
      (Gain) on asset sales ............................................    (1,089)    (1,476)     (4,162)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable ............................................    (2,194)    (1,360)    (19,235)
        Inventories ....................................................    (3,819)      (361)     (6,321)
        Other current assets ...........................................      (282)     1,233      (1,255)
        Accounts payable and other accrued liabilities .................    18,282      3,646      40,504
      Other, net .......................................................    (3,736)    (2,032)      2,141
                                                                          --------   --------   ---------
      Net cash provided by operating activities ........................    75,574     77,324      97,146
                                                                          --------   --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions ...............................................    (4,243)   (10,190)   (126,117)
   Proceeds from asset sales ...........................................     4,773      3,900      13,816
   Capital expenditures ................................................   (42,640)   (44,196)   (122,919)
                                                                          --------   --------   ---------
      Net cash used in investing activities ............................   (42,110)   (50,486)   (235,220)
                                                                          --------   --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances ......   (14,062)    (2,598)      2,934
   Revolving loan borrowings (repayments), net .........................   (21,500)    (8,800)     11,400
   Long-term debt repayments ...........................................    (3,409)   (14,688)   (310,401)
   Long-term debt borrowings ...........................................         -          -     475,000
   Debt issuance costs .................................................         -          -      (9,857)
   Other ...............................................................      (334)         -        (158)
                                                                          --------   --------   ---------
      Net cash provided by (used in) financing activities ..............   (39,305)   (26,086)    168,918
                                                                          --------   --------   ---------
      Effect of exchange rate changes on cash ..........................         -        206          (3)
                                                                          --------   --------   ---------
      Net increase (decrease) in cash ..................................    (5,841)       958      30,841

Cash and cash equivalents at the beginning of the year .................    19,888     14,047      15,005
                                                                          --------   --------   ---------

Cash and cash equivalents at the end of the year .......................  $ 14,047   $ 15,005   $  45,846
                                                                          ========   ========   =========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
          CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                          YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                        2002        2003        2004
                                                                     ---------   ---------   ---------
                                                                         (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of year ...........................  $       3   $       3   $       3
                                                                     =========   =========   =========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning of year ...................................  $ 217,290   $ 217,290   $ 216,112
          Accretion of redeemable equity ..........................          -      (1,178)       (369)
                                                                     ---------   ---------   ---------
   Balance at end of year .........................................  $ 217,290   $ 216,112   $ 215,743
                                                                     =========   =========   =========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of year ...................................  $  (1,920)  $       -   $     804
          Change in fair value of interest rate swap agreement, net
              of tax ..............................................      1,920           -           -
          Foreign currency translation adjustments, net of tax ....          -         804         318
                                                                     ---------   ---------   ---------
   Balance at end of year .........................................  $       -   $     804   $   1,122
                                                                     =========   =========   =========

ACCUMULATED DEFICIT:
   Balance at beginning of year ...................................  $(204,039)  $(202,768)  $(193,877)
          Net income ..............................................      1,271       8,891      14,862
                                                                     ---------   ---------   ---------
   Balance at end of year .........................................  $(202,768)  $(193,877)  $(179,015)
                                                                     =========   =========   =========

      The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the North American highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At December 31, 2004, our geographically diverse nationwide network of full-service travel centers consisted of 160 sites located in 41 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

      -     sites operated by us, which we refer to as company-operated sites;

      - sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

      - sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

      At December 31, 2004, our network consisted of 138 company-operated sites, 12 leased sites and 10 franchisee-owned sites. During 2004, we converted two leased sites to company-operated sites, sold two company-operated sites and added twelve existing company-operated sites to our network.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated.

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

      Franchise royalty revenues are collected and recognized monthly and are determined as a percentage of the franchisees' revenues. Initial franchise fee revenues are recognized at the point when the franchisee opens for business under our brand name, which is when we have fulfilled all of our initial obligations under the related agreements. Initial franchise fees for the years ended December 31, 2002, 2003 and 2004 were $100,000, $0 and $100,000, respectively.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Buildings and site improvements..........  15 - 20 years
Pumps and underground storage tanks......   5 - 20 years
Machinery and equipment..................   3 - 15 years
Furniture and fixtures...................   5 - 10 years


      Repair and maintenance costs are charged to expense as incurred, while major renewals and betterments are capitalized. The cost and related accumulated depreciation of property and equipment sold, replaced or otherwise disposed of are removed from the accounts. Any resulting gains or losses are recognized in operations.

Intangible Assets

      Acquired intangible assets, other than goodwill, are initially recognized based on their fair value. Those intangible assets acquired in a business combination are initially recognized in accordance with FAS 141, "Business Combinations." FAS 141 requires an allocation of purchase price to all assets and liabilities acquired, including those intangible assets that arise from contractual or other legal rights or are otherwise capable of being separated or divided from the acquired entity (but excluding goodwill), based on the relative fair values of the acquired assets and liabilities. Any excess of acquisition cost over the fair value of the acquired net assets is recorded as goodwill. Costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives or that are inherent in a continuing business and related to the entity as a whole are expensed as incurred. Intangible assets with finite lives are amortized on a straight-line basis over their estimated lives, principally the terms of the related contractual agreements giving rise to them. Goodwill and intangible assets with indefinite lives are not amortized but are reviewed on January 1 of each year (or more frequently if impairment indicators arise) for impairment (see Note 9).

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

Impairment of Long-Lived Assets

      Impairment charges are recognized when the carrying value of a long-lived asset to be held and used in the business is not recoverable and exceeds its fair value, and when the carrying value of a long-lived asset to be disposed of exceeds the estimated fair value of the asset less the estimated cost to sell the asset. Such impairment charges are recognized in the period during which the circumstances surrounding an asset to be held and used have changed such that the carrying value is no longer recoverable, or during which a commitment to a plan to dispose of the asset is made. Such tests are performed at the individual travel center level. In addition, intangible assets are subjected to further evaluation and impairment charges are recognized when events and circumstances indicate the carrying value of the intangible asset exceeds the fair market value of the asset. Impairment charges are included in depreciation and amortization expense in our consolidated income statement.

Deferred Financing Costs

      Deferred financing costs were incurred in conjunction with issuing long-term debt and are amortized into interest expense over the lives of the related debt instruments using the effective interest method (see Note 12).

Classification of Costs and Expenses

      Cost of goods sold (excluding depreciation) represents the costs of fuels and other products sold, including freight. Operating expenses principally represent costs incurred in operating our sites, consisting primarily of labor, maintenance, supplies, utilities and occupancy costs. Transition expense represents the costs incurred to convert and integrate acquired sites into our network and include costs such as for training, employee relocation and deferred maintenance, all of which costs incurred during 2004 were in connection with the Rip Griffin acquisition. Costs of advertising are expensed as incurred.

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

                          TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2002            2003            2004
                                                                       ---------      ----------      ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Net income, as reported..............................................  $   1,271      $    8,891      $   14,862
Add back - Stock-based employee compensation expense (benefit), net of related tax effects, included in net income (loss) as
    Reported.........................................................          -               -               -
Deduct:  Total stock-based employee compensation expense
    determined under fair value based methods for all awards, net of
    related tax effects..............................................       (703)           (698)           (674)
                                                                       ---------      ----------      ----------
Pro forma net income.................................................  $     568      $    8,193      $   14,188
                                                                       =========      ==========      ==========

      The fair value of these options used to calculate the pro forma compensation expense amounts was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a risk-free interest rate of 5.5%, a dividend yield of 0.0%, a volatility factor of 0.0001%, and an expected life of the options of ten years.

Environmental Remediation

      We provide for remediation costs and penalties when the responsibility to remediate is probable and the amount of associated costs is reasonably determinable. Remediation expenses are included within operating expenses in our consolidated statement of income. Generally, the timing of remediation accruals coincides with completion of a feasibility study or the commitment to a formal plan of action. If recoveries of remediation costs from third parties are probable, a receivable is recorded. Accruals are not recorded for the costs of remediation activities undertaken on our behalf by BP, at BP's sole expense (see
Note 19). In our consolidated balance sheet, the accrual for environmental matters is included in other noncurrent liabilities, with the amount estimated to be expended within the subsequent year reported as a current liability within the other accrued liabilities balance.

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

                          TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

                          TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      A reconciliation of our asset retirement obligation liability, which is included within other noncurrent liabilities in our consolidated balance sheet, for the year ended December 31, 2003 was as follows:

                                    YEAR ENDED DECEMBER 31,
                                   ------------------------
                                      2003         2004
                                   ----------   ----------
                                    (IN THOUSANDS OF DOLLARS)
Balance at January 1,............  $      589   $      663
  Liabilities incurred...........          10           33
  Liabilities settled............         (13)         (19)
  Accretion expense..............          77           83
  Revisions to estimates.........           -            -
                                   ----------   ----------
Balance at December 31,..........  $      663   $      760
                                   ==========   ==========

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

      FIN 46R. In December 2003, the Financial Accounting Standards Board (FASB) issued revised FASB Interpretation No. (FIN) 46R, "Consolidation of Variable Interest Entities." We must adopt this accounting guidance effective January 1, 2005. It had been our intention to consolidate into our consolidated financial statements the entity that was the lessor under our master lease program covering eight of our sites. However, as part of the 2004 Refinancing, we purchased the leased assets from the lessor and terminated the master lease facility, so we will not apply FIN 46R with respect to that terminated arrangement. We evaluated whether FIN 46R will require consolidation of our franchisees, and have determined that it will not. We adopted the disclosure requirements of FIN 46R in 2002 and 2003.

      FAS 123R. In December 2004, the FASB issued a revision of FAS 123, "Share-Based Payment" (FAS 123R). FAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost to be recognized will be measured based on the fair value of the equity or liability instruments issued. The scope of FAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123R replaces FAS 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." As originally issued in 1995, FAS 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance of APB 25 as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. At that time, we determined to continue to apply the guidance of APB 25 and make

                          TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the required disclosures in our financial statement footnotes. Accordingly, we will be required to change our method of accounting for stock compensation costs. We will be required to adopt FAS 123R as of January 1, 2006. FAS 123R applies only to those awards granted or which become vested after the required effective date. We expect that the adoption of FAS 123R in the first quarter of 2006 will have no material effect on our results of operations, financial condition or cash flows.

5.    ACQUISITION

      On December 1, 2004, we acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers located in seven states, primarily in the southwestern region of the United States. The acquisition was completed to strengthen our presence in the southwestern United States and included the land, buildings, equipment, inventories and certain prepaid assets at the eleven travel centers. The results from these eleven sites were included in our consolidated financial statements from December 1, 2004.

      The aggregate purchase price was $129,142,000, all of which was paid in cash or assumed liabilities. The acquisition was funded with borrowings under our 2004 Credit Agreement as part of the 2004 Refinancing (see Note 12). We expect that all of the goodwill resulting from this acquisition will be tax deductible. The following table summarizes the amounts assigned to the assets acquired and the liabilities assumed at the date of acquisition.

Current assets...................  $     5,799
Property and equipment...........       99,360
Goodwill.........................       22,993
Intangible assets................          500
Other noncurrent assets..........          490
                                   -----------
  Total assets acquired..........      129,142
Current liabilities..............          995
Noncurrent liabilities...........        1,515
                                   -----------
Net assets acquired..............  $   126,632
                                   ===========

      As part of our purchase accounting for this acquisition, we did not recognize a liability for the potential costs to bring the parking lot at one site into an acceptable condition. Until further testing is complete, any repairs are not considered probable and any related cost cannot be estimated. We also cannot estimate any third-party recoveries we may receive to reimburse some or all of the potential costs. We expect this pre-existing contingency, which we have assumed, will be resolved during 2005. Should an accrual be necessary, the amount of goodwill recognized would be increased. The following unaudited pro forma information presents our results of operations as if the acquisition of the Rip Griffin sites had taken place on January 1, 2003.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                              2003           2004
                                                           ------------   ------------
                                                            (IN THOUSANDS OF DOLLARS)
Total revenue............................................  $  2,361,314   $  2,879,984
Gross profit.............................................  $    550,098   $    577,851
Income before extraordinary item and accounting change...  $     11,713   $     18,086
Net income...............................................  $     11,460   $     18,086

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2003, or that may result in the future.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      During the years ended December 31, 2002, 2003 and 2004, we paid aggregate amounts of $4,243,000, $10,190,000 and $636,000, respectively, to convert five, six and two, respectively, leased sites to company-operated sites. These acquisitions are considered immaterial, individually and in the aggregate, for further disclosures.

6.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
      (loss) consisted of the following:

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                  2002         2003         2004
                                                               ----------   ----------   ----------
                                                                    (IN THOUSANDS OF DOLLARS)
Related to gain or loss on derivative instruments...........   $      990   $       -    $        -
Related to foreign currency translation adjustments.........           -           320           83
                                                               ----------   ----------   ----------
  Total.....................................................   $      990   $      320   $       83
                                                               ==========   ==========   ==========

7.    INVENTORIES

      Inventories consisted of the following:

                                                                                    DECEMBER 31,
                                                                             -------------------------
                                                                                2003          2004
                                                                             ----------     ----------
                                                                             (IN THOUSANDS OF DOLLARS)
Non-fuel merchandise......................................................   $   57,881     $   65,663
Petroleum products........................................................        6,100         10,244
                                                                             ----------     ----------
     Total inventories....................................................   $   63,981     $   75,907
                                                                             ==========     ==========

8.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                                               DECEMBER 31,
                                                                        -------------------------
                                                                            2003         2004
                                                                        -----------   -----------
                                                                        (IN THOUSANDS OF DOLLARS)
Land ................................................................   $    69,130   $    82,382
Buildings and improvements...........................................       424,102       575,944
Machinery, equipment and furniture...................................       275,642       310,454
Construction in progress.............................................        14,644        20,685
                                                                        -----------   -----------
     Total cost......................................................       783,518       989,465
Less: accumulated depreciation.......................................       345,385       385,107
                                                                        -----------   -----------
     Property and equipment, net.....................................   $   438,133   $   604,359
                                                                        ===========   ===========

      At December 31, 2004, we were holding for sale one former travel center that had been closed during 2003.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.    GOODWILL AND INTANGIBLE ASSETS

      Goodwill. Goodwill results from our business acquisitions and represents the excess of amounts paid to the sellers over the fair values of the tangible assets acquired. For the years ended December 31, 2002, 2003 and 2004, we recorded goodwill of $4,242,000, $1,999,000 and $23,314,000, respectively, in connection with converting leased sites to company-operated sites and, in 2004, the Rip Griffin acquisition (see Note 5). The changes in the carrying amount of goodwill for the years ended December 31, 2002, 2003 and 2004 were as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                  2002         2003         2004
                                                               ----------   ----------   ----------
                                                                      (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period...........................   $   19,343   $   23,585   $   25,584
Goodwill recorded during the period.........................        4,242        1,999       23,314
                                                               ----------   ----------   ----------
Balance as of end of period.................................   $   23,585   $   25,584   $   48,898
                                                               ==========   ==========   ==========

      Intangible Assets. Leasehold interest represents the value, obtained through the BP acquisition, of favorable lease provisions at one location, the lease for which extended 11 1/2 years from the date of the BP acquisition. The leasehold interest is being amortized over the 11 1/2 year period. Trademarks relate primarily to our purchase of the trademarks, service marks, trade names and commercial symbols from BP and Travel Ports. The trademarks have indefinite lives and, therefore, are not amortized. Other intangible assets primarily includes noncompetition agreements that are amortized over their contractual lives.

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net, consisted of the following:

                                                                                      DECEMBER 31,
                                                                               ---------------------------
                                                                                   2003          2004
                                                                               ------------   ------------
                                                                                (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Leasehold interest...................................................   $      1,724   $      1,724
       Other................................................................          1,015          1,396
                                                                               ------------   ------------
           Total amortizable intangible assets..............................          2,739          3,120
Less - accumulated amortization.............................................          2,334          2,421
                                                                               ------------   ------------
           Net carrying value of amortizable intangible assets..............            405            699

Net carrying value of trademarks............................................          1,398          1,398
                                                                               ------------   ------------
           Intangible assets, net...........................................   $      1,803   $      2,097
                                                                               ============   ============

      Total amortization expense for our amortizable intangible assets for the years ended December 31, 2002, 2003 and 2004 was $1,896,000, $686,000 and
$189,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for each of the five succeeding fiscal years are $130,000 for 2005; and $60,000 for each of 2006, 2007, 2008 and 2009.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.   OTHER ACCRUED LIABILITIES

      Other accrued liabilities consisted of the following:

                                                                                 DECEMBER 31,
                                                                        -------------------------
                                                                            2003         2004
                                                                        -----------   -----------
                                                                        (IN THOUSANDS OF DOLLARS)
Taxes payable, other than income taxes...............................   $    16,785   $    19,375
Accrued wages and benefits...........................................        13,193        17,323
Interest payable.....................................................         6,952         5,962
Other accrued liabilities............................................        13,090        19,140
                                                                        -----------   -----------
Total other accrued liabilities......................................   $    50,020   $    61,800
                                                                        ===========   ===========

11.   REVOLVING LOAN

      We have available to us a revolving credit facility of $125,000,000. The revolving credit facility includes a $90,000,000 sublimit for letters of credit. The interest rate for each borrowing under this revolving credit facility is based, at our election, on either a prime rate-based alternate base rate (ABR) or an adjusted London Interbank Offered Rate (LIBOR). Added to either the ABR or LIBOR rates are the following interest rate spreads that decline as our Leverage Ratio (as defined in the 2004 Credit Agreement) declines:

                                                                             ABR    LIBOR
                           Leverage Ratio                                  Spread   Spread
------------------------------------------------------------------------   ------   ------
Equal to or greater than 4.0 to 1.0.....................................   1.25%    2.25%
Less than 4.0 to 1.0 but equal to or greater than 3.5 to 1.0............   1.00%    2.00%
Less than 3.5 to 1.0....................................................   0.75%    1.75%

      Commitment fees are calculated as 0.5% of the daily average unused amount of the revolving loan commitment. At December 31, 2003 and 2004, there were outstanding borrowings under our revolving credit facilities of $13,600,000 and $25,000,000, respectively. There were $27,699,000 of available borrowings reserved for letters of credit at December 31, 2004. The revolving loan facility matures in December 2009. See Note 12 for additional information regarding this and all of our indebtedness.

12.   LONG-TERM DEBT

      On December 1, 2004, we completed a refinancing, which we refer to as the "2004 Refinancing." In the 2004 Refinancing, we borrowed $500,000,000 under an Amended and Restated Credit Agreement that we refer to as the 2004 Credit Agreement. The 2004 Credit Agreement included a fully-drawn $475,000,000 term loan facility and a $125,000,000 revolving credit facility under which $25,000,000 was drawn at closing. The proceeds from these borrowings were utilized to:

   - repay all amounts, including accrued interest, outstanding under the existing amended and restated credit agreement into which we had entered in November 2000 and which we refer to as the 2000 Credit Agreement;

   -  pay for the acquisition of the assets acquired from Rip Griffin (see Note
      5);

   - terminate the master lease facility under which since 1999 we built eight travel centers on land we owned, thereby gaining ownership of the improvements at those eight sites; and

   - pay fees and expenses related to the financing and the acquisition transactions.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Long-term debt (net of unamortized discount) consisted of the following:

                                                                                       DECEMBER 31,
                                                                                -------------------------
                                                          INTEREST
                                                            RATE     MATURITY      2003         2004
                                                          --------   --------   ----------   ------------
                                                                                (IN THOUSANDS OF DOLLARS)
2004 Term Loan (a).....................................     (b)        2011     $       -      $  475,000
2000 Term Loan (c).....................................      -            -        310,212              -
Revolving Credit Facility (a)..........................     (d)        2009         13,600         25,000
Senior Subordinated Notes due 2009 (e).................    12.75%      2009        190,000        190,000
Note payable (f).......................................     5.00%      2018          4,104          3,915
                                                                                ----------     ----------
     Total.............................................                            517,916        693,915
Less: amounts due within one year......................                              3,354            198
Less: unamortized discount.............................                             12,529         10,825
                                                                                ----------     ----------
     Long-term debt (net of unamortized discount)......                         $  502,033     $  682,892
                                                                                ==========     ==========

-------------------------

(a) On December 1, 2004, in connection with the 2004 Refinancing, we entered into a $600,000,000 Amended and Restated Credit Agreement with a group of lenders, which borrowing we refer to as the 2004 Credit Agreement. The 2004 Credit Agreement provides for a $475,000,000 term loan facility, which was fully drawn at closing, and a $125,000,000 revolving credit facility (see
     Note 11). Term loan principal payments of $1,187,500 are due at each quarter end, beginning March 31, 2006, through September 30, 2011, with the remaining balance due at maturity. The term loan facility matures on December 1, 2011 and the revolving credit facility matures on December 1, 2009, provided however that if we have not refinanced our Senior Subordinated Notes due 2009 with qualified indebtedness prior to October 1, 2008, the term loan and revolving credit facilities will mature on October 1, 2008.

(b) Interest accrues at variable rates based, at our election, on either adjusted LIBOR plus 1.75% or a prime rate-based alternate base rate plus 0.75%. We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2004, the term loan was comprised of borrowings at an average rate of 4.32% for interest periods that end in March 2005 and June 2005. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

(c) In November 2000, in connection with a refinancing that we refer to as the 2000 Refinancing, we entered into the 2000 Credit Agreement, which included a $328,000,000 term loan facility that had been fully drawn at closing of the 2000 Refinancing. The then outstanding balance of this 2000 Term Loan was repaid in full as part of the 2004 Refinancing.

(d) Interest accrues at variable rates based, at our election, on either adjusted LIBOR or a prime rate-based alternate base rate (ABR). Added to either the ABR or LIBOR rates are interest rate spreads of 0.75% to 1.25% for ABR borrowings and of 1.75% to 2.25% for LIBOR borrowings, depending on our Leverage Ratio (see Note 11). We have the option to select which rate will be applied at the beginning of each loan period, the term of which, for LIBOR borrowings, varies, at our election, from one to six months and, for alternate base rate borrowings, extends until we elect to convert to LIBOR borrowings. At December 31, 2004 we had $25,000,000 of alternate base rate borrowings at 6.5%. Interest payments are due at each quarter end for interest related to alternate base rate borrowings and at the end of each loan period, but not less frequently than quarterly, for LIBOR borrowings.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e) On November 14, 2000, in connection with the 2000 Refinancing, we issued Senior Subordinated Notes with an aggregate face amount of $190,000,000. These notes were issued at a discount of 3.704% and each $1,000 note was accompanied by detachable warrants (see Note 15). The warrants had an aggregate fair value at issuance of $8,360,000. Based on the relative fair values of the notes and the warrants at the time of issuance, $8,050,000 has been recognized as unamortized debt discount in our balance sheet, as has been the original issue discount of the notes. The debt discount is being amortized into interest expense using the effective interest method over the life of the notes. Interest payments on these notes are due semiannually on May 1 and November 1. Optional prepayments are allowed under certain circumstances, any such payments reducing the required payment of $190,000,000 due on May 1, 2009. We expect to refinance these Senior Subordinated Notes no later than November 2005, at which time they are callable by us at 106.375% of their face value.

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

      Debt Extinguishments Expense and Debt Issuance Costs. As part of the 2004 Refinancing, we amended and restated our 2000 Credit Agreement, and the borrowings thereunder, as the 2004 Credit Agreement. As part of this refinancing, we paid fees of $7,355,000 to our lenders and $2,502,000 to other parties, such as law firms. We also charged to expense $562,000 of unamortized debt issuance costs incurred in connection with the 2000 Refinancing with respect to those lenders that did not continue as parties to the 2004 Credit Agreement. As a result, in 2004 we recognized a charge to debt extinguishment expense of $1,699,000 and we capitalized as deferred financing costs $8,720,000 of costs associated with the additional borrowings under the 2004 Credit Agreement. Debt extinguishment expense is included within the interest and other financial costs, net balance in our consolidated statement of income.

      Pledged Assets. The borrowings under the 2004 Credit Facility are collateralized by mortgages on substantially all of our property and equipment, liens on all of our accounts receivable and inventories and security agreements related to our cash balances and significant operating contracts.

      Change of Control. In the event of a change in control (as defined in the relevant instruments) of the company, the total amount outstanding under the debt agreements described above may be declared immediately due and payable.

      Mandatory Prepayments. The 2004 Credit Facility obligates us to make annual mandatory prepayments of term loan indebtedness equal to one-half of the Excess Cash Flow (as defined in the agreement) amount generated in the previous year. For the years ended December 31, 2002 and 2003, we generated $22,627,000 and $25,312,000, respectively, of Excess Cash Flow and, therefore, prepaid $11,314,000 and $12,656,000, respectively, of the term loan the succeeding years. Under the 2004 Credit Agreement, the Excess Cash Flow calculation and mandatory prepayment are not required until 2006, and will be based upon 2005 cash flow results.

      Debt Covenants. Under the terms of the 2004 Credit Facility, we are required to maintain certain affirmative and negative covenants, that, among other things, limit the amount of indebtedness we can incur, limit the amount of lease payments we can make, limit the amount of dividend payments and debt prepayments we can make, limit the amount of capital expenditures we can make and require us to maintain a minimum interest coverage ratio and a maximum leverage ratio. We believe we were in compliance with the covenants throughout 2004 and at December 31, 2004.

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Under the terms of the Indenture for the Senior Subordinated Notes due 2009, we are required to maintain certain affirmative and negative covenants that, among other things, limit our ability to incur indebtedness, pay dividends, redeem stock or sell assets or subsidiaries. We believe we were in compliance with the covenants throughout 2004 and at December 31, 2004.

      Future Payments. Scheduled payments of long-term debt in the next five years are $198,000 in 2005; $4,959,000 in 2006; $4,969,000 in 2007; $4,980,000
in 2008; and $219,992,000 in 2009.

      Fair Value. Based on the borrowing rates currently available to us for bank loans and other indebtedness with similar terms and average maturities and the year-end quoted market price of the Senior Subordinated Notes due 2009, the fair value of long-term debt at December 31, 2003 and 2004 was $545,116,000 and $723,130,000, respectively.

13.   LEASING TRANSACTIONS

      As a lessee. We have entered into lease agreements covering certain of our travel center locations, warehouse and office space, computer and office equipment and vehicles. Most long-term leases include renewal options and, in certain cases, they include escalation clauses and purchase options. Future minimum lease payments required under operating leases that had remaining noncancelable lease terms in excess of one year, as of December 31, 2004, were as follows:

YEAR ENDING                                                                                     MINIMUM LEASE
DECEMBER 31,                                                                                       PAYMENTS
------------                                                                              ---------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
2005...................................................................................        $      13,805
2006...................................................................................               13,161
2007...................................................................................               11,188
2008...................................................................................                9,525
2009...................................................................................                7,982
Thereafter.............................................................................               77,731
                                                                                               -------------
                                                                                               $     133,392
                                                                                               =============

      Rent expense under our operating leases is included in both operating expenses and selling, general and administrative expenses in our consolidated statement of operations and comprehensive income and consisted of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                           2002          2003           2004
                                                                        ----------    ----------    ----------
                                                                              (IN THOUSANDS OF DOLLARS)
Minimum rent.........................................................   $   23,623    $   24,061    $   23,780
Contingent rent......................................................       (2,201)       (2,690)       (2,294)
                                                                        ----------    ----------    ----------
  Total rent expense.................................................   $   21,422    $   21,371    $   21,486
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

      As a lessor. Fourteen of the travel centers we owned were leased to franchisees under operating lease agreements during all or a portion of the year ended December 31, 2004. During 2004, two of these leases were mutually terminated, and, as a result, these sites were converted to company-operated sites. At December 31, 2004, we had such lease arrangements in place at 12 of our sites. Our lease agreements provide for initial terms of ten years with two renewal terms of five years each. These leases include rent escalations that are contingent on future events, namely inflation or capital improvements. Rent revenue from such operating lease arrangements totaled $9,488,000, $7,564,000 and $5,655,000 for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2004, the cost and accumulated depreciation of the assets covered by these lease agreements was $34,657,000 and $19,109,000, respectively. Future minimum lease payments receivable under these operating leases as of December 31, 2004 were as follows:

YEAR ENDING                                                                                     MINIMUM LEASE
DECEMBER 31,                                                                                      PAYMENTS
------------                                                                              -------------------------
                                                                                          (IN THOUSANDS OF DOLLARS)
2005...................................................................................        $       4,816
2006...................................................................................                4,816
2007...................................................................................                4,816
2008...................................................................................                4,816
2009...................................................................................                4,816
Thereafter.............................................................................               12,401
                                                                                               -------------
                                                                                               $      36,481
                                                                                               =============

14.   REDEEMABLE EQUITY

      At each of December 31, 2003 and 2004, there were 182,800 and 177,871 shares, respectively, of our common stock owned by certain of our management employees. We refer to these shares of common stock as management shares. For the purchase of management shares, each of the management employees who entered into the management subscription agreement received financing from us for no more than one-half of the purchase price of the management shares. In connection with this financing each management employee executed a note in our favor and a pledge agreement. At December 31, 2003 and 2004, the aggregate principal amount of such notes due us from the management employees was $1,022,000 and $983,000, respectively, and is reflected as a reduction to the redeemable common stock balance.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      If there is a change of control of us which involves the sale by stockholders of their equity interest to a third party during the time that installments are being paid to the management employees, we will accelerate the installment payments at the time of the close of the change of control. In other cases of termination, we will have call rights at fair market value that generally will be exercised for cash, although in limited circumstances the call rights may be exercised by promissory note. In all cases, repurchase rights are restricted under law, credit agreements, financing documents and other contracts, and our board's good faith determination that repurchases would not cause undue financial strain on us. The 2004 Credit Facility and the Indenture for the Senior Subordinated Notes limit our ability to repurchase the management shares. The amount paid upon repurchase of any management shares will be reduced by the principal balance of and unpaid accrued interest on the related notes receivable. At the point in time that redemption of shares of redeemable common stock becomes probable, the fair value of the shares will be accreted to their estimated redemption value by a charge to nonredeemable stockholders' equity. Such a charge to nonredeemable stockholders' equity will occur only if our value, and therefore the fair value of our common stock, has increased. Our policy is to consider redemption of an individual stockholder's shares probable at the time that the stockholder provides notice of his or her intention to retire, dies or is declared disabled.

15.   NONREDEEMABLE STOCKHOLDERS' EQUITY

      Common stock and other nonredeemable stockholders' equity consisted of the following:

                                                                                       DECEMBER 31,
                                                                                -------------------------
                                                                                    2003         2004
                                                                                -----------   -----------
                                                                                (IN THOUSANDS OF DOLLARS)
Common Stock - 20,000,000 shares authorized, $0.00001 par value,
          6,939,498 and 6,934,569 shares issued and outstanding at December
          31,  2003 and 2004, respectively...................................   $         3   $         3
Accumulated other comprehensive income.......................................           804         1,122
Additional paid-in capital...................................................       217,071       215,743
                                                                                -----------   -----------
           Total.............................................................   $   217,878   $   216,868
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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

OTHER COMMON STOCK ISSUANCES

      During the year ended December 31, 2002, we issued 7,302 shares of common stock to certain members of management for cash and notes receivable (see Notes 14 and 18) aggregating $232,000.

PREFERRED STOCK

      The board of directors has the authority to issue preferred stock in one or more classes or series and to fix the designations, powers, preferences and dividend rates, conversion rights, terms of redemption, and liquidation preferences and the number of shares constituting each class or series. Our authorized capital stock includes 5,000,000 shares of preferred stock with a par value of $0.00001. No preferred stock has been issued.

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

COMMON STOCK WARRANTS

      In connection with the issuance of our Senior Subordinated Notes due 2009 as part of our merger and recapitalization transactions, we issued warrants exercisable for shares of our common stock. The warrants were issued under a warrant agreement between us and State Street Bank and Trust Company (now US
Bank), as warrant agent. We originally issued the warrants in connection with a private placement of 190,000 units, each unit consisting of one Senior Subordinated Note due 2009 and four warrants. Each warrant entitles its holder to purchase 0.36469 shares of our common stock at an exercise price of $0.001 per share, subject to anti-dilution adjustments under some circumstances. At the time of their issuance in November 2000, each warrant had a fair value of $11.579, or $31.75 per share for each share issuable upon the exercise of the warrants. The fair value of the warrants was initially recognized as unamortized debt discount and is being amortized into interest expense using the effective interest method over the life of our Senior Subordinated Notes. We have no warrants outstanding other than the 760,000 warrants issued as part of the unit offering in 2000.

      Exercise of Warrants. The warrants may be exercised at any time. However, holders of warrants will be able to exercise their warrants only if the shelf registration statement is effective or the exercise of the warrants is exempt from the requirements of the Securities Act and only if the shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states or other jurisdiction in which the holders reside. Unless earlier exercised, the warrants will expire on May 1, 2009.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      Stock Option Status Summary. The following table reflects the status and activity of options under our stock plans:

                                                                           YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                          2002      2003      2004
                                                                        --------   -------   -------
Options outstanding, beginning of year...............................    944,881   944,881   944,881
Granted..............................................................          -         -         -
Exercised............................................................          -         -         -
Cancelled............................................................          -         -    (5,506)
                                                                         -------   -------   -------

Options outstanding, end of year.....................................    944,881   944,881   939,375
                                                                         =======   =======   =======
Options exercisable, end of year.....................................    157,480   236,220   309,454
Options available for grant, end of year.............................          -         -         -
Weighted-average remaining contractual life of options outstanding,
  in years ..........................................................          8         7         6

      The weighted-average exercise price was $31.75 per share for all outstanding options as of December 31, 2002, 2003 and 2004.

      We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2002, 2003 and 2004, no stock-based employee compensation cost is reflected in net income, as all time options granted under those plans had an excise price equal to the market value of the underlying common stock on the date of grant and the vesting of the performance options is not considered to be probable. See Notes 2 and 4 for further discussion of our stock-based employee compensation.

16.   INCOME TAXES

      The (benefit) provision for income taxes was as follows:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                          2002           2003          2004
                                                                        -----------   ----------    ----------
                                                                               (IN THOUSANDS OF DOLLARS)
Current:
   Federal...........................................................   $   (3,956)   $       56    $      210
   State.............................................................        1,227         1,065         2,264
   Foreign...........................................................            -            63            24
                                                                        ----------    ----------    ----------
                                                                            (2,729)        1,184         2,498
                                                                        ----------    ----------    ----------
Deferred:
   Federal...........................................................        3,494         3,587         7,333
   State.............................................................         (804)           76        (1,359)
   Foreign...........................................................            -          (128)            -
                                                                        ----------    ----------    ----------
                                                                             2,690         3,535         5,974
                                                                        ----------    ----------    ----------
        Total........................................................   $      (39)   $    4,719    $    8,472
                                                                        ==========    ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The difference between taxes calculated at the U. S. federal statutory tax rate of 35% and our total income tax provision is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------
                                                                          2002            2003        2004
                                                                        ----------    ----------    ---------
                                                                               (IN THOUSANDS OF DOLLARS)
U.S. federal statutory rate applied to income before taxes and
   extraordinary items...............................................   $     431     $   4,852     $   8,167
State income taxes, net of federal income tax benefit................          (6)          768           113
Non-deductible meals and entertainment expenses......................         165           187           214
Other non-deductible expenses........................................         142            26            58
Benefit of tax credits...............................................        (358)         (358)         (358)
Adjustment of estimated prior year tax liabilities...................        (400)         (650)          210
Other - net..........................................................         (13)         (106)           68
                                                                        ---------     ---------     ---------
        Total........................................................   $     (39)    $   4,719     $   8,472
                                                                        =========     =========     =========

      For 2003, income tax benefits of $164,000 allocated to the cumulative effect of a change in accounting principle of $417,000 differ from the amount calculated at the federal statutory rate osf 35% by $18. This difference is due to state taxes and graduated tax rates.

      Deferred income tax assets and liabilities resulted from the following:

                                                                                              DECEMBER 31,
                                                                                        -------------------------
                                                                                          2003            2004
                                                                                        ----------    -----------
                                                                                        (IN THOUSANDS OF DOLLARS)
Deferred tax assets:
   Accounts receivable...............................................................   $      784    $      614
   Inventory.........................................................................          444           569
   Intangible assets.................................................................        7,577         5,269
   Deferred revenues.................................................................          180         2,299
   Minimum tax credit................................................................        3,086         3,001
   Net operating loss carryforward (expiring 2020 - 2024)............................       22,024        20,321
   General business credits (expiring 2009 - 2024)...................................        5,128         5,680
   Other accrued liabilities.........................................................        8,212         9,691
                                                                                        ----------    ----------
        Total deferred tax assets....................................................       47,435        47,444
                                                                                        ----------    ----------
Deferred tax liabilities:
   Property and equipment............................................................      (30,910)      (36,882)
   Other comprehensive income........................................................         (320)         (403)
                                                                                        ----------    ----------
        Total deferred tax liabilities...............................................      (31,230)      (37,285)
                                                                                        ----------    ----------
        Net deferred tax assets......................................................   $   16,205    $   10,159
                                                                                        ==========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The following table sets forth the composition of our federal net operating loss carryforwards by expiration date.

                                                                                                AMOUNT OF NET
                                 YEAR OF EXPIRATION                                            OPERATING LOSS
----------------------------------------------------------------------------------------   ------------------------
                                                                                           (IN THOUSANDS OF DOLLARS)
2020....................................................................................          $   26,594
2021....................................................................................              27,897
2022....................................................................................                 248
2023....................................................................................                  81
2024....................................................................................                  73
                                                                                                  ----------
Total net operating loss carryforward...................................................          $   54,893
                                                                                                  ==========

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

      Our federal income tax returns for 2001 through 2004 are subject to examination by the Internal Revenue Service and certain of our state income tax returns for various states for various years from 1996 through 2004 are subject to examination by the respective state tax authorities. We believe we have made adequate provision for income taxes and interest that may become payable for years not yet examined.

17.   EQUITY INVESTMENT

      We owned a 21.5% of the voting stock of Simons Petroleum, Inc., a privately-held company that is a diversified marketer of diesel fuel and other petroleum products to trucking fleets and other customers in the energy-related and trucking industries, until April 9, 2004 when we sold the Simons shares we owned. The carrying value of this investment, which was included in other noncurrent assets in our consolidated balance sheet, as of December 31, 2003 was $7,462,000. The equity income earned from this investment for the years ended December 31, 2002, 2003 and 2004 was $718,000, $764,000 and $194,000,
respectively. Summarized condensed financial information of this investee follows. In the tables below, income statement data for 2004 is shown for the three months ended March 31, 2004, and balance sheet data is shown as of March 31, 2004, as that was the last full month prior to the sale of our investment in Simons.

                                                                   YEAR ENDED DECEMBER 31,           THREE MONTHS
                                                           --------------------------------------       ENDED
                                                                  2002                 2003         MARCH 31, 2004
                                                           -----------------    -----------------   --------------
Income statement data:
    Total revenues........................................   $    413,243         $    523,027      $      144,507
    Gross profit..........................................         23,292               25,483               7,530
    Income from continuing operations.....................          3,727                2,665               1,072
    Net income............................................          3,727                2,665               1,072

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   DECEMBER 31, 2003   MARCH 31, 2004
                                                                                   -----------------   --------------
                                                                                        (IN THOUSANDS OF DOLLARS)
Balance sheet data:
   Current assets...............................................................     $      47,626     $      52,847
   Noncurrent assets............................................................             7,482             8,293
   Current liabilities..........................................................            27,529            32,543
   Noncurrent liabilities.......................................................             3,674             3,620
   Convertible redeemable preferred stock.......................................             5,000             5,000

      After the sale on April 9, 2004, Simons was no longer an equity investee of ours and, therefore, no longer a related party. The following disclosures include transactions and balances related to our business activities with Simons only for the period while we were a Simons stockholder. During the years ended December 31, 2002 and 2003 and the period from January 1, 2004 through April 9, 2004, diesel fuel provided by Simons accounted for $183,217,000, $228,827,000, and $70,652,000, respectively, of our cost of goods sold and we made sales of diesel fuel to Simons in the amounts of $2,888,000, $3,328,000, and $152,000, respectively. We also lease a travel center from Simons and the rent expense related to this site for the years ended December 31, 2002, 2003 and 2004 was $408,000, $408,000 and $102,000 respectively. At December 31, 2003, our receivables from Simons were $150,000, respectively, while our payables to Simons were $49,000.

      We received proceeds from the sale of our Simons shares of $9,073,000. This sale represented a prepayment event under the 2000 Credit Agreement and, therefore, in April 2004 we made a mandatory prepayment of our term loan borrowings in the amount of $9,073,000. The merger agreement pursuant to which we sold these shares provides two opportunities for us to receive additional sales proceeds in late 2005: we could receive an additional $921,000 based on Simons achieving specified earnings targets, and we could receive $1,053,000 that was paid into escrow at closing if certain conditions are met and certain representations and warranties are maintained. Due to the uncertainty surrounding the future realization of these receivables, the gain on sale we recognized in 2004 of $1,615,000 does not reflect these amounts.

18.   RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements (see Note 15 - Repurchase Rights). As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,490,000 and $1,514,000 at December 31, 2003 and 2004, respectively. We also had transactions with an equity investee that are described in Note 17.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ENVIRONMENTAL MATTERS

      Our operations and properties are extensively regulated through environmental laws and regulations ("Environmental Laws") that (i) govern operations that may have adverse environmental effects, such as discharges to air, soil and water, as well as the management of petroleum products and other hazardous substances ("Hazardous Substances"), or (ii) impose liability for the costs of cleaning up sites affected by, and for damages resulting from, disposal or other releases of Hazardous Substances. We own and use underground storage tanks and aboveground storage tanks to store petroleum products and waste at our facilities. We must comply with requirements of Environmental Laws regarding tank construction, integrity testing, leak detection and monitoring, overfill and spill control, release reporting, financial assurance and corrective action in case of a release from a storage tank into the environment. At some locations, we must also comply with Environmental Laws relating to vapor recovery and discharges to water. We believe that all of our travel centers are in material compliance with applicable requirements of Environmental Laws. While the costs of compliance for these matters have not had a material adverse impact on us, it is impossible to predict accurately the ultimate effect changing laws and regulations may have on us in the future. We incurred capital expenditures, maintenance, remediation and other environmental related costs of approximately $3,947,000, $4,750,000 and $4,365,000 in 2002, 2003 and 2004, respectively.

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

      While the matters discussed above are, to the best of our knowledge, the only proceedings for which we are currently exposed to potential liability, we cannot be certain that additional contamination does not exist at these or additional network properties, or that material liability will not be imposed in the future. If additional environmental problems arise or are discovered, or if additional environmental requirements are imposed by government agencies, increased environmental compliance or remediation expenditures may be required, and this could have a material adverse effect on us.

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

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

      We have obtained insurance of up to $35,000,000 for known environmental liabilities (which includes the insurance coverage purchased by Unocal as described above) and up to $40,000,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve we have recorded, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

      At December 31, 2004, we had a reserve for environmental matters of $13,156,000, a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $4,123,000 to be funded from future operating cash flows. The following table sets forth the various amounts recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

                                                                             AS OF DECEMBER 31, 2004
                                                                            -------------------------
                                                                            (IN THOUSANDS OF DOLLARS)
Gross liability for environmental matters:
  Included in the accrued liabilities balance ...........................            $   4,610
  Included in the noncurrent liabilities balance ........................                8,546
                                                                                     ---------
    Total recorded liabilities...........................................               13,156
Less - expected recoveries of future expenditures:
  Included in the accounts receivable balance ...........................                1,614
  Included in the other noncurrent assets balance .......................                2,080

Less-cash in escrow account included in other noncurrent assets .........                5,339
                                                                                     ---------
  Net environmental costs to be funded by future operating cash flows ...            $   4,123
                                                                                     =========

      The following table sets forth the estimated gross amount of the cash outlays related to the matters for which we have accrued the environmental reserve. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. These estimated future cash disbursements are subject to change based on, among other things, changes in the underlying remediation activities and changes in the regulatory environment.

      YEAR ENDING              ESTIMATED GROSS
      DECEMBER 31,           FUTURE EXPENDITURES
-----------------------    -------------------------
                           (IN THOUSANDS OF DOLLARS)
2005 ..................          $     4,610
2006 ..................                2,988
2007 ..................                2,355
2008 ..................                1,728
2009 ..................                1,419
Thereafter ............                   56
                                 -----------
                                 $    13,156
                                 ===========

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

20. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

      We attempt to manage the risk arising from changes in interest rates by using derivative financial instruments such as interest rate swaps. On November 14, 2000, we entered into an interest rate swap agreement with a notional principal amount of $80,000,000 to exchange our variable rate of LIBOR plus 3 25% with a fixed interest rate of 6.0875%. The swap agreement matured on December 15, 2002. We had no swap agreements in place throughout 2003 and 2004 and as of December 31, 2003 and 2004.

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

21. OTHER INFORMATION

                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                    2002              2003               2004
                                                                 -----------       -----------        -----------
                                                                            (IN THOUSANDS OF DOLLARS)
Operating expenses and Selling, general and
    administrative expenses included the following:
    Repairs and maintenance expenses ......................      $    12,055       $    13,430        $    12,361
    Advertising expenses ..................................      $     7,047       $     4,715        $     5,885
    Taxes other than payroll and income taxes .............      $     7,598       $     8,611        $     8,350
    401(k) plan contribution expense ......................      $     1,779       $     1,707        $     1,577

Interest and other financial costs, net consisted
    of the following:
    Cash interest expense .................................      $   (47,170)      $   (42,053)       $   (40,795)
    Cash interest income ..................................              157                96                320
    Amortization of discount on debt ......................           (1,360)           (1,481)            (1,704)
    Amortization of deferred financing costs ..............           (3,050)           (3,440)            (3,882)
    Loss on extinguishment of debt ........................                -                 -             (1,699)
                                                                 -----------       -----------        -----------
    Interest and other financial costs, net ...............      $   (51,423)      $   (46,878)       $   (47,760)
                                                                 ===========       ===========        ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

22. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                      2002            2003            2004
                                                                   -----------     -----------     -----------
                                                                            (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings .....................................    $   473,800     $   458,100     $   337,400
Revolving loan repayments .....................................       (495,300)       (466,900)       (326,000)
                                                                   -----------     -----------     -----------
   Revolving loan borrowings (repayments), net ................    $   (21,500)    $    (8,800)    $    11,400
                                                                   ===========     ===========     ===========

Cash paid during the year for:

   Interest ...................................................    $    47,480     $    39,645     $    41,815
   Income taxes (net of refunds) ..............................    $    (2,559)    $       635     $     1,611

Inventory, property and equipment, and goodwill received in
   liquidation of trade accounts and notes receivable .........    $     2,060     $     1,226     $       637
Notes received from sales of property and equipment ...........    $       250     $         -     $         -
Notes received upon common stock issuance .....................    $       116     $         -     $         -

23. CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2003 and 2004 and our condensed consolidating statement of income schedules and condensed consolidating statement of cash flows schedules for the years ended December 31, 2002, 2003 and 2004. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the combined unconsolidated balances of TA Operating Corporation and its domestic subsidiaries, and "Nonguarantor Subsidiary" refers to the combined balances of TA Franchise Systems Inc. and our Canadian subsidiaries that are included only since their formation in January 2003. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate our investments in our subsidiaries.

      The Guarantor Subsidiaries, (TA Operating Corporation, TA Licensing, Inc., and TA Travel, L.L.C ), are direct wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the 2004 Credit Agreement and the Senior Subordinated Notes due 2009 (see Note 12).

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                                         DECEMBER 31, 2003
                                                                  -----------------------------------------------------------------
                                                                    PARENT     GUARANTOR   NONGUARANTOR
                                                                   COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash .......................................................  $       -    $  14,746    $     259     $       -     $  15,005
    Accounts receivable, net ...................................          -       43,489        1,056        (1,558)       42,987
    Inventories ................................................          -       63,771          210             -        63,981
    Deferred income taxes ......................................          -        3,820            3             -         3,823
    Other current assets .......................................        620        6,598            4          (260)        6,962
                                                                  ---------    ---------    ---------     ---------     ---------
          Total current assets .................................        620      132,424        1,532        (1,818)      132,758
Property and equipment, net ....................................          -      431,470        6,663             -       438,133
Goodwill .......................................................          -       25,584            -             -        25,584
Deferred financing costs, net ..................................     24,012            -            -             -        24,012
Deferred income taxes ..........................................     21,002       (6,612)         129             -        14,519
Other noncurrent assets ........................................        896       18,949            -        (4,284)       15,561
Investment in subsidiaries .....................................    266,844        1,702            -      (268,546)            -
                                                                  ---------    ---------    ---------     ---------     ---------
          Total assets .........................................  $ 313,374    $ 603,517    $   8,324     $(274,648)    $ 650,567
                                                                  =========    =========    =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt .......................  $   3,165    $     189    $       -     $       -     $   3,354
    Accounts payable ...........................................          -       59,524          854          (624)       59,754
    Other accrued liabilities ..................................      2,686       47,037        1,491        (1,194)       50,020
                                                                  ---------    ---------    ---------     ---------     ---------
          Total current liabilities ............................      5,851      106,750        2,345        (1,818)      113,128
Long-term debt (net of unamortized discount) ...................    499,417        2,616        4,284        (4,284)      502,033
Deferred income taxes ..........................................          -        2,137            -             -         2,137
Intercompany payable (receivable) ..............................   (217,296)     222,964       (5,668)            -             -
Other noncurrent liabilities ...................................          -        8,318            -             -         8,318
                                                                  ---------    ---------    ---------     ---------     ---------
          Total liabilities ....................................    287,972      342,785          961        (6,102)      625,616
Redeemable equity ..............................................      1,909            -            -             -         1,909
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity ...    217,370      186,155        2,125      (188,731)      216,919
   Retained earnings (deficit) .................................   (193,877)      74,577        5,238       (79,815)     (193,877)
                                                                  ---------    ---------    ---------     ---------     ---------
          Total nonredeemable stockholders' equity .............     23,493      260,732        7,363      (268,546)       23,042
                                                                  ---------    ---------    ---------     ---------     ---------
          Total liabilities, redeemable equity and
             nonredeemable stockholders' equity ................  $ 313,374    $ 603,517    $   8,324     $(274,648)    $ 650,567
                                                                  =========    =========    =========     =========     =========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         DECEMBER 31, 2004
                                                                  -----------------------------------------------------------------
                                                                    PARENT     GUARANTOR   NONGUARANTOR
                                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
    Cash .......................................................  $       -   $    45,109   $       737   $         -   $    45,846
    Accounts receivable, net ...................................          -        61,178         1,305          (999)       61,484
    Inventories ................................................          -        75,426           481             -        75,907
    Deferred income taxes ......................................          -         6,939            13             -         6,952
    Other current assets .......................................        778         7,602            (3)          (30)        8,347
                                                                  ---------   -----------   -----------   -----------   -----------
          Total current assets .................................        778       196,254         2,533        (1,029)      198,536
Property and equipment, net ....................................          -       594,709         9,650             -       604,359
Goodwill .......................................................          -        48,898             -             -        48,898
Deferred financing costs, net ..................................     28,289             -             -             -        28,289
Deferred income taxes ..........................................     17,642       (13,419)          140             -         4,363
Other noncurrent assets ........................................        817        19,250             -        (6,783)       13,284
Investment in subsidiaries .....................................    300,965         3,439             -      (304,404)            -
                                                                  ---------   -----------   -----------   -----------   -----------
          Total assets .........................................  $ 348,491   $   849,131   $    12,323   $  (312,216)  $   897,729
                                                                  =========   ===========   ===========   ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt .......................  $       -   $       198   $         -   $         -   $       198
    Accounts payable ...........................................          -        88,202           662          (110)       88,754
    Other accrued liabilities ..................................       (991)       62,499         1,210          (918)       61,800
                                                                  ---------   -----------   -----------   -----------   -----------
          Total current liabilities ............................       (991)      150,899         1,872        (1,028)      150,752
Long-term debt (net of unamortized discount) ...................    680,360         2,532         6,783        (6,783)      682,892
Deferred income taxes ..........................................          -         1,156             -             -         1,156
Intercompany payable (receivable) ..............................   (370,727)      376,317        (5,590)            -             -
Other noncurrent liabilities ...................................          -        23,212             -             -        23,212
                                                                  ---------   -----------   -----------   -----------   -----------
          Total liabilities ....................................    308,642       554,116         3,065        (7,811)      858,012
Redeemable equity ..............................................      1,864             -             -             -         1,864
Nonredeemable stockholders' equity:
Common stock and other nonredeemable stockholders' equity ......    217,000       186,284         4,348      (190,764)      216,868
   Retained earnings (deficit) .................................   (179,015)      108,731         4,910      (113,641)     (179,015)
                                                                  ---------   -----------   -----------   -----------   -----------
          Total nonredeemable stockholders' equity .............     37,985       295,015         9,258      (304,405)       37,853
                                                                  ---------   -----------   -----------   -----------   -----------
          Total liabilities, redeemable equity and
             nonredeemable stockholders' equity ................  $ 348,491   $   849,131   $    12,323   $  (312,216)  $   897,729
                                                                  =========   ===========   ===========   ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF INCOME SCHEDULES:

                                                                                   YEAR ENDED DECEMBER 31, 2002
                                                                  -----------------------------------------------------------------
                                                                    PARENT     GUARANTOR   NONGUARANTOR
                                                                   COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel .......................................................  $       -   $ 1,237,989   $         -  $         -   $ 1,237,989
    Non-fuel ...................................................          -       617,342             -            -       617,342
    Rent and royalties .........................................          -        13,842         6,036       (4,339)       15,539
                                                                  ---------   -----------   -----------  -----------   -----------
    Total revenues .............................................          -     1,869,173         6,036       (4,339)    1,870,870
Cost of goods sold  (excluding depreciation) ...................          -     1,389,680             -            -     1,389,680
                                                                  ---------   -----------   -----------  -----------   -----------
Gross profit (excluding depreciation) ..........................          -       479,493         6,036       (4,339)      481,190
Operating expenses .............................................          -       332,159         4,403       (4,339)      332,223
Selling, general and
    administrative expenses ....................................        813        35,524         1,481            -        37,818
Depreciation and amortization expense ..........................          -        60,301             -            -        60,301
(Gain) on asset sales ..........................................          -        (1,089)            -            -        (1,089)
                                                                  ---------   -----------   -----------  -----------   -----------
Income (loss) from operations ..................................       (813)       52,598           152            -        51,937
Equity income (loss) ...........................................     16,976           718             -      (16,976)          718
Interest and other financial costs, net ........................    (22,409)      (29,014)            -            -       (51,423)
                                                                  ---------   -----------   -----------  -----------   -----------
Income (loss) before income taxes ..............................     (6,246)       24,302           152      (16,976)        1,232
Provision (benefit) for income taxes ...........................     (7,517)        7,420            58            -           (39)
                                                                  ---------   -----------   -----------  -----------   -----------
Net income (loss) ..............................................  $   1,271   $    16,882   $        94  $   (16,976)  $     1,271
                                                                  =========   ===========   ===========  ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   YEAR ENDED DECEMBER 31, 2003
                                                                  -----------------------------------------------------------------
                                                                    PARENT     GUARANTOR   NONGUARANTOR
                                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
 Revenues:
    Fuel .......................................................  $       -   $ 1,502,268   $    11,380   $         -   $ 1,513,648
    Non-fuel ...................................................          -       646,244         3,258             -       649,502
    Rent and royalties .........................................          -        11,623         5,516        (4,059)       13,080
                                                                  ---------   -----------   -----------   -----------   -----------
    Total revenues .............................................          -     2,160,135        20,154        (4,059)    2,176,230
Cost of goods sold  (excluding depreciation) ...................          -     1,662,643        12,123             -     1,674,766
                                                                  ---------   -----------   -----------   -----------   -----------
Gross profit (excluding depreciation) ..........................          -       497,492         8,031        (4,059)      501,464
Operating expenses .............................................          -       340,008         6,096        (4,059)      342,045
Selling, general and administrative
   expenses ....................................................      1,023        38,615           905             -        40,543
Depreciation and amortization expense ..........................          -        59,909           466             -        60,375
(Gain) on asset sales ..........................................          -        (1,476)            -             -        (1,476)
                                                                  ---------   -----------   -----------   -----------   -----------
Income (loss) from operations ..................................     (1,023)       60,436           564             -        59,977
Equity income (loss) ...........................................     25,328           651             -       (25,215)          764
Interest and other financial costs, net ........................    (23,803)      (22,806)         (269)            -       (46,878)
                                                                  ---------   -----------   -----------   -----------   -----------
Income (loss) before income taxes and cumulative
    effect of a change in accounting principle .................        502        38,281           295       (25,215)       13,863
Provision (benefit) for income taxes ...........................     (8,389)       13,085            23             -         4,719
                                                                  ---------   -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of a change
    in accounting principle ....................................      8,891        25,196           272       (25,215)        9,144
Cumulative effect of a change in accounting
    principle (less applicable income tax benefit) .............          -          (253)            -             -          (253)
                                                                  ---------   -----------   -----------   -----------   -----------
Net income (loss) ..............................................  $   8,891   $    24,943   $       272   $   (25,215)  $     8,891
                                                                  =========   ===========   ===========   ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   YEAR ENDED DECEMBER 31, 2004
                                                                  -----------------------------------------------------------------
                                                                    PARENT     GUARANTOR   NONGUARANTOR
                                                                   COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                                  ---------  ------------  ------------  ------------  ------------
                                                                                     (IN THOUSANDS OF DOLLARS)
Revenues:
    Fuel .......................................................  $       -   $ 1,939,194   $    20,045   $         -   $ 1,959,239
    Non-fuel ...................................................          -       703,922         4,036             -       707,958
    Rent and royalties .........................................          -         9,442         5,013        (3,788)       10,667
                                                                  ---------   -----------   -----------   -----------   -----------
    Total revenues .............................................          -     2,652,558        29,904        (3,788)    2,677,864
Cost of goods sold (excluding depreciation) ....................          -     2,125,985        21,042             -     2,147,027
                                                                  ---------   -----------   -----------   -----------   -----------
Gross profit (excluding depreciation) ..........................          -       526,573         8,052        (3,788)      530,837
Operating expenses .............................................          -       358,968         6,324        (3,788)      361,504
Selling, general and administrative expenses ...................      1,393        40,619         1,168             -        43,180
Transition expense .............................................          -           665             -             -           665
Depreciation and amortization expense ..........................          -        58,196           554             -        58,750
(Gain) on asset sales ..........................................          -        (2,547)            -             -        (2,547)
                                                                  ---------   -----------   -----------   -----------   -----------
Income (loss) from operations ..................................     (1,393)       70,672             6             -        69,285
Equity income (loss) ...........................................     34,122          (102)            -       (33,826)          194
Gain on sale of investment .....................................          -         1,615             -             -         1,615
Interest and other financial costs, net ........................    (24,632)      (22,818)         (310)            -       (47,760)
                                                                  ---------   -----------   -----------   -----------   -----------
Income (loss) before income taxes ..............................      8,097        49,367          (304)      (33,826)       23,334
Provision (benefit) for income taxes ...........................     (6,765)       15,213            24             -         8,472
                                                                  ---------   -----------   -----------   -----------   -----------
Net income (loss) ..............................................  $  14,862   $    34,154   $      (328)  $   (33,826)  $    14,862
                                                                  =========   ===========   ===========   ===========   ===========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS SCHEDULES:

                                                                  YEAR ENDED DECEMBER 31, 2002
                                               ------------------------------------------------------------------
                                                 PARENT      GUARANTOR   NONGUARANTOR
                                                 COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                               ----------  ------------  ------------  ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES: ....................   $  (7,105)   $  82,379    $     300      $       -      $  75,574
                                               ---------    ---------    ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions ....................           -       (4,243)           -              -         (4,243)
  Proceeds from asset sales ................           -        4,773            -              -          4,773
  Capital expenditures .....................           -      (42,640)           -              -        (42,640)
                                               ---------    ---------    ---------      ---------      ---------
    Net cash used in investing activities...           -      (42,110)           -              -        (42,110)
                                               ---------    ---------    ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in checks drawn in
    excess of bank balances ................           -      (14,062)           -              -        (14,062)
  Revolving loan borrowings (repayments,
    net) ...................................     (21,500)           -            -              -        (21,500)
  Long-term debt repayments ................      (3,280)        (129)           -              -         (3,409)
  Other ....................................        (334)           -            -              -           (334)
  Intercompany advances ....................      32,219      (31,919)        (300)             -              -
                                               ---------    ---------    ---------      ---------      ---------
    Net cash (used in) provided by
      financing activities .................       7,105      (46,110)        (300)             -        (39,305)
                                               ---------    ---------    ---------      ---------      ---------
    Net increase (decrease) in cash ........           -       (5,841)           -              -         (5,841)
Cash at the beginning of the year ..........           -       19,888            -              -         19,888
                                               ---------    ---------    ---------      ---------      ---------
Cash at the end of the year ................   $       -    $  14,047    $       -      $       -      $  14,047
                                               =========    =========    =========      =========      =========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                   YEAR ENDED DECEMBER 31, 2003
                                                -----------------------------------------------------------------
                                                 PARENT      GUARANTOR   NONGUARANTOR
                                                 COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                ---------  ------------  ------------  ------------  ------------
                                                                      (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:                         $ (9,255)    $ 83,697     $  1,066       $  1,816       $ 77,324
                                                --------     --------     --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions .....................          -       (4,923)      (5,267)             -        (10,190)
  Proceeds from sales of property and
    equipment ...............................          -        3,900            -              -          3,900
  Capital expenditures ......................          -      (43,466)        (730)             -        (44,196)
                                                --------     --------     --------       --------       --------
    Net cash used in investing activities....          -      (44,489)      (5,997)             -        (50,486)
                                                --------     --------     --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in checks drawn in
    excess of bank balances .................          -       (2,598)           -              -         (2,598)
  Revolving loan borrowings
    (repayments), net .......................     (8,800)           -            -              -         (8,800)
  Long-term debt repayments .................    (14,508)        (180)           -              -        (14,688)
  Other .....................................          -            -        1,816         (1,816)             -
  Intercompany advances .....................     32,563      (35,731)       3,168              -              -
                                                --------     --------     --------       --------       --------
    Net cash (used in) provided by
      financing activities ..................      9,255      (38,509)       4,984              -        (26,086)
                                                --------     --------     --------       --------       --------
    Effect of exchange rate changes
      on cash ...............................          -            -          206              -            206
                                                --------     --------     --------       --------       --------
      Net increase (decrease) in cash .......          -          699          259              -            958
Cash at the beginning of the year ...........          -       14,047            -              -         14,047
                                                --------     --------     --------       --------       --------
Cash at the end of the year .................   $      -     $ 14,746     $    259       $      -       $ 15,005
                                                ========     ========     ========       ========       ========

                         TRAVELCENTERS OF AMERICA, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                               YEAR ENDED DECEMBER 31, 2004
                                          ------------------------------------------------------------------
                                            PARENT      GUARANTOR   NONGUARANTOR
                                            COMPANY   SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                          ----------  ------------  ------------  ------------  ------------
                                                                 (IN THOUSANDS OF DOLLARS)
CASH FLOWS (USED IN) PROVIDED BY
  OPERATING ACTIVITIES:                   $ (12,742)   $ 108,648     $    (793)    $   2,033     $  97,146
                                          ---------    ---------     ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions ................          -     (126,117)            -             -      (126,117)
  Proceeds from asset sales ............          -       13,816             -             -        13,816
  Capital expenditures .................          -     (119,968)       (2,951)            -      (122,919)
                                          ---------    ---------     ---------     ---------     ---------
    Net cash used in investing
      activities .......................          -     (232,269)       (2,951)            -      (235,220)
                                          ---------    ---------     ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in checks drawn in
    excess of bank balances ............          -        2,934             -             -         2,934
  Revolving loan borrowings
    (repayments), net ..................     11,400            -             -             -        11,400
  Long-term debt repayments ............   (310,212)        (189)            -             -      (310,401)
  Long-term debt borrowings ............    475,000            -             -             -       475,000
  Debt issuance costs paid .............     (9,857)           -             -             -        (9,857)
  Other ................................       (158)           -         2,033         2,033          (158)
  Intercompany advances ................   (153,431)     151,239         2,192             -             -
                                          ---------    ---------     ---------     ---------     ---------
    Net cash (used in) provided by
      financing activities .............     12,742      153,984         4,225        (2,033)      169,918
                                          ---------    ---------     ---------     ---------     ---------
    Effect of exchange rate changes
      on cash ..........................          -            -            (3)            -            (3)
                                          ---------    ---------     ---------     ---------     ---------
      Net increase (decrease) in cash ..          -       30,363           478             -        30,841
Cash at the beginning of the year ......          -       14,746           259             -        15,005
                                          ---------    ---------     ---------     ---------     ---------
Cash at the end of the year ............  $       -    $  45,109     $     737     $       -     $  45,846
                                          =========    =========     =========     =========     =========

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

ITEM 9B. OTHER INFORMATION

      In December 2004, we entered into an employment agreement, dated as of January 1, 2005, with Joseph A. Szima, our Senior Vice President, Marketing, and an Officer of us. This agreement was on substantially identical terms in all material respects to the employment agreements we have with our other officer employees, except for the salary amount. The employment agreement commenced on January 1, 2005, and has a two-year term with automatic extensions of the second year at the end of each year through age 65, unless notice of non-renewal is given at least one year in advance. The agreement provides for an annual salary of $208,000, which amount may be increased but not decreased by action of the board of directors or its delegate, based on individual and company performance objectives, ranging from 0% to 75% of base salary, with 75% of base salary being the target bonus. If we terminate Mr. Szima's employment without cause or Mr. Szima resigns with good reason, Mr. Szima will be eligible to receive, among other things, a pro rata bonus for the year of termination, 24 months' base salary, plus two-times target bonus. Mr. Szima agrees that during the employment term and for the 24-month period that he is entitled to receive certain severance payments following a termination of employment by us without cause or by his resignation for good reason he will refrain from competing with us.

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

      2. Financial Statement Schedule

      Schedule II - Valuation and Qualifying Accounts

                                 Balance at    Charged   Charged to                   Balance at
                                  Beginning  (Credited)     Other       Deductions      End of
                                  of Period   To Income   Accounts    from Reserves     Period
                                 ----------  ----------  ----------  ---------------  ----------
                                                     (In Thousands of Dollars)
Year Ended December 31, 2002:
Deducted from accounts and
notes receivable for doubtful
accounts.......................   $   2,385   $  1,100     $     -   $    (1,076)(a)  $   2,409

Year Ended December 31, 2003:
Deducted from accounts and
notes receivable for doubtful
accounts.......................   $   2,409   $  1,180     $     -   $    (1,593)(a)  $   1,996

Year Ended December 31, 2004:
Deducted from accounts and
notes receivable for doubtful
accounts.......................   $   1,996   $    307     $     -   $      (697)(a)  $   1,606

(a) Uncollectible accounts and notes receivable charged off, net of amounts recovered.

      All other schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements listed above.

      3. Exhibits

      Reference is made to the Exhibit Index set forth at page 83 of this annual report.

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

                                            TRAVELCENTERS OF AMERICA, INC.

             March  31, 2005                By: /s/    James W. George
                  (Date)                        --------------------------------
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

         Signature                          Title                       Date

/s/     Edwin P. Kuhn       Chairman of the Board of Directors    March 31, 2005
--------------------------
        Edwin P. Kuhn

/s/   Timothy L. Doane      President, Chief Executive Officer    March 31, 2005
--------------------------    and Director (Principal Executive
      Timothy L. Doane        Officer)

/s/    James W. George      Executive Vice President, Chief       March 31, 2005
--------------------------    Financial Officer and Secretary
       James W. George        (Principal Financial Officer and
                              Principal Accounting Officer)

/s/   Robert J. Branson     Director                              March 31, 2005
--------------------------
      Robert J. Branson

/s/    Michael Greene       Director                              March 31, 2005
--------------------------
       Michael Greene

/s/   Steven B. Gruber      Director                              March 31, 2005
--------------------------
      Steven B. Gruber

/s/  Louis J. Mischianti    Director                              March 31, 2005
--------------------------
     Louis J. Mischianti

/s/  Rowan G. P. Taylor     Director                              March 31, 2005
--------------------------
     Rowan G. P. Taylor

                                  EXHIBIT INDEX

Exhibit
 Number                                           Exhibit
-------  ------------------------------------------------------------------------------------------  ------
  2.1    Recapitalization Agreement and Plan of Merger dated as of May 31, 2000....................    (d)

  2.2    Amendment No. 1 to Recapitalization Agreement and Plan of Merger dated as of October 2,       (e)
         2000......................................................................................

  3.1    Amended and Restated Certificate of Incorporation of TravelCenters of America, Inc........    (e)

  3.2    Amended and Restated By-laws of TravelCenters of America, Inc.............................    (g)

  3.3    Restated Certificate of Incorporation of TA Operating Corporation.........................    (a)

  3.4    Amended and Restated By-laws of TA Operating Corporation..................................    (a)

  3.5    Amended and Restated Certificate of Incorporation of TA Licensing, Inc....................    (e)

  3.6    By-laws of TA Licensing, Inc..............................................................    (e)

  3.7    Certificate of Formation of TA Travel, L.L.C..............................................    (e)

  3.8    Operating Agreement of TA Travel, L.L.C...................................................    (e)

  4.1    Indenture, dated as of November 14, 2000 by and among TravelCenters of America, Inc.,
         TA Operating Corporation, TA Travel, L.L.C., TA Licensing, Inc., TravelCenters
         Properties, L.P., TravelCenters Realty, Inc. and State Street Bank and Trust Company......    (e)

  4.2    Form of 12-3/4% Senior Subordinated Note due 2009 (included in Exhibit 4.1)...............    (e)

  4.3    Exchange and Registration Rights Agreement, dated as of November 14, 2000 by and among
         TravelCenters of America, Inc., TA Operating Corporation, TA Travel, L.L.C., TA
         Licensing, Inc., TravelCenters Properties, L.P., TravelCenters Realty, Inc., Credit
         Suisse First Boston Corporation, Chase Securities Inc. and Donaldson, Lufkin & Jenrette
         Securities Corporation....................................................................    (e)

  4.4    Form of Warrant Certificate (included in Exhibit 10.21)...................................    (e)

  4.5    Form of Common Stock Certificate..........................................................    (f)

 10.1    Amended and Restated Credit Agreement dated as of December 1, 2004........................    (l)

 10.2    Asset Purchase Agreement among B.R.G, Inc., Rip Griffin Truck Service Center, Inc.,
         TravelCenters of America, Inc., and TA Operating Corporation dated as of October 1, 2004..    (l)

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

 10.5    Amendment No. 1 to Operating Agreement of Freightliner LLC and TA Operating Corporation
         dated as of November 9, 2000..............................................................    (e)

 10.6    Agreement for Lease, dated as of September 9, 1999, among TA Operating Corporation,
         National Auto/Truckstops, Inc. and TCA Network Funding, LP................................    (c)

 10.7    Lease Agreement, dated as of September 9, 1999, among TA Operating Corporation,
         National Auto/Truckstops, Inc. and TCA Network Funding, LP................................    (c)

 10.8    Amendment No. 2, dated as of November 27, 2001, to Agreement for Lease among TCA
         Network Funding, LP and TA Operating Corporation..........................................    (h)

                                  EXHIBIT INDEX

Exhibit
 Number                                           Exhibit
-------  -----------------------------------------------------------------------------------------  ---
 10.9    Master Termination Agreement dated as of December 1, 2004 among TCA Network Funding,
         Limited Partnership, ML Leasing Equipment Corp., TA Operating Corporation,
         TravelCenters of America, Inc., General Electric Capital Corporation, Citicapital
         Commercial Corporation, PAM Capital Funding, L.P., and PAMCO Cayman LTD................... (l)

 10.10*  Employment Agreement, dated as of January 1, 2000, by and among TA Operating
         Corporation, TravelCenters of America, Inc. and Timothy L. Doane.......................... (e)

 10.11*  Employment Agreement, dated as of January 1, 2000, by and among TA Operating
         Corporation, TravelCenters of America, Inc. and James W. George........................... (e)

 10.12*  Employment Agreement, dated as of January 1, 2000, by and among TA Operating
         Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter.................... (e)

 10.13*  Employment Agreement, dated as of January 1, 2000, by and among TA Operating
         Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn............................. (e)

 10.14*  Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane................ (e)

 10.15*  Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and James W. George................. (e)

 10.16*  Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and Michael H. Hinderliter.......... (e)

 10.17*  Amendment No. 1 to Employment Agreement dated as of May 26, 2000, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn................... (e)

 10.18*  Employment Agreement, dated as of January 1, 2005, by and among TA Operating
         Corporation, TravelCenters of America, Inc. and Joseph A. Szima...........................  +

 10.19*  Amendment No. 2 to Employment Agreement, dated as of December 31, 2002, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and Edwin P. Kuhn................... (i)

 10.20*  Amendment No. 2 to Employment Agreement, dated as of December 14, 2004, by and among TA
         Operating Corporation, TravelCenters of America, Inc. and Timothy L. Doane................ (k)

 10.21   Warrant Agreement dated as of November 14, 2000 between TravelCenters of America, Inc.
         and State Street Bank and Trust Company, as warrant agent................................. (e)

 10.22   Contingent Warrant Escrow Agreement dated as of November 14, 2000 between TravelCenters of America, Inc. and State Street Bank and Trust Company, as warrant escrow agent......... (e)

 10.23*  Form of Management Subscription Agreement................................................. (a)

 10.24*  Schedule of Management Subscription Agreements omitted pursuant to Instruction 2 to
         Item 601 of Regulation S-K................................................................  +

 10.25*  Form of Management Note................................................................... (b)

 10.26*  Schedule of Management Notes omitted pursuant to Instruction 2 to Item 601 of
         Regulation S-K............................................................................  +

 10.27*  2001 Stock Incentive Plan of TravelCenters of America, Inc. .............................. (h)

 10.28*  Form of 2001 Stock Incentive Plan - Nonqualified Stock Option Agreement................... (h)

 10.29*  Amendment to Management Subscription Agreement with Edwin P. Kuhn......................... (j)

 10.30*  Form of Amendment to Management Subscription Agreement.................................... (j)

                                  EXHIBIT INDEX

Exhibit
 Number                                         Exhibit
-------  ----------------------------------------------------------------------------------  ---
 10.31*  Schedule of Amendments to Management Subscription Agreements omitted pursuant to
         Instruction 2 to Item 601 of Regulation S-K.......................................   +

 10.32   Buy-out Agreement of Unocal and the Company dated as of December 31, 2003.........  (j)

 21.1    List of Subsidiaries of TravelCenters of America, Inc.............................   +

 23.1    Consent of PricewaterhouseCoopers LLP.............................................   +

 31.1    Section 302 Certification of Chief Executive Officer..............................   +

 31.2    Section 302 Certification of Chief Financial Officer..............................   +

 32.1    Section 906 Certification of Chief Executive Officer..............................   +

 32.2    Section 906 Certification of Chief Financial Officer..............................   +

 99.1    Information Required by Part III of Form 10-K.....................................   +

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

(j) Incorporated by reference to exhibits filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(k) Incorporated by reference to the exhibit filed with our Current Report on Form 8-K filed December 17, 2004.

(l) Incorporated by reference to the exhibits filed with our Current Report on Form 8-K filed on December 6, 2004.

+     Filed herewith

*     Executive compensation plans.