Form 10-Q
period 2005-03-31
TRAVELCENTERS OF AMERICA INC
filed 2005-05-16
CIK 1038523

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                       ----------------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

                        Commission file number 333-52442

                       ----------------------------------

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

                       Yes [ ]               No [X]

      As of April 30, 2005, there were outstanding 6,937,003 shares of our common stock, par value $0.00001 per share. The outstanding shares of our common stock were issued in transactions not involving a public offering. As a result, there is no public market for our common stock.

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

                    INDEX                                                             PAGE NO.
                    -----                                                             --------
PART I.             FINANCIAL INFORMATION

       Item 1.      Unaudited Consolidated Balance Sheet as of December 31, 2004
                    and March 31, 2005..............................................      2

                    Unaudited Consolidated Statement of Operations and
                    Comprehensive Income for the three months ended March 31,
                    2004 and 2005...................................................      3

                    Unaudited Consolidated Statement of Cash Flows for the three
                    months ended March 31, 2004 and 2005............................      4

                    Unaudited Consolidated Statement of Nonredeemable
                    Stockholders' Equity for the three months ended March 31,
                    2004 and 2005...................................................      5

                    Selected Notes to Unaudited Consolidated Financial Statements...      6

       Item 2.      Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.......................................     19

       Item 3.      Quantitative and Qualitative Disclosures About
                    Market Risk.....................................................     27

       Item 4.      Controls and Procedures.........................................     27

PART II.            OTHER INFORMATION

       Item 1.      Legal Proceedings...............................................     28

       Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.....     28

       Item 6.      Exhibits........................................................     28

SIGNATURE...........................................................................     29

                         TRAVELCENTERS OF AMERICA, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                                                                         DECEMBER 31,   MARCH 31,
                                                                                             2004          2005
                                                                                         ------------   ---------
                                       ASSETS                                            (IN THOUSANDS OF DOLLARS)
Current assets:
   Cash and cash equivalents..........................................................     $  45,846    $  33,054
   Accounts receivable (less allowance for doubtful accounts of $1,606 for 2004
      and $1,691 for 2005)............................................................        61,484       80,399
   Inventories........................................................................        75,907       80,023
   Deferred income taxes..............................................................         6,952        6,952
   Other current assets...............................................................         8,347        7,377
                                                                                           ---------    ---------
        Total current assets..........................................................       198,536      207,805
Property and equipment, net...........................................................       604,359      603,412
Goodwill..............................................................................        48,898       49,641
Deferred financing costs, net.........................................................        28,289       27,199
Deferred income taxes.................................................................         4,363        5,268
Other noncurrent assets...............................................................        13,284       13,019
                                                                                           ---------    ---------
        Total assets..................................................................     $ 897,729    $ 906,344
                                                                                           =========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt...............................................     $     198    $   1,388
   Accounts payable...................................................................        88,754      113,459
   Other accrued liabilities..........................................................        61,800       72,364
                                                                                           ---------    ---------
        Total current liabilities.....................................................       150,752      187,211
Commitments and contingencies.........................................................             -            -
Long-term debt (net of unamortized discount)..........................................       682,892      657,110
Deferred income taxes.................................................................         1,156        1,010
Other noncurrent liabilities..........................................................        23,212       22,532
                                                                                           ---------    ---------
                                                                                             858,012      867,863

Redeemable equity.....................................................................         1,864        1,902
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable stockholders' equity..........................       216,868      216,815
   Accumulated deficit................................................................      (179,015)    (180,236)
                                                                                           ---------    ---------
        Total nonredeemable stockholders' equity......................................        37,853       36,665
                                                                                           ---------    ---------
        Total liabilities, redeemable equity and nonredeemable stockholders' equity...     $ 897,729    $ 906,344
                                                                                           =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
       UNAUDITED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      -------------------------
                                                                        2004            2005
                                                                      ---------      ---------
                                                                      (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel............................................................   $ 397,411      $ 641,021
   Non-fuel........................................................     159,304        187,956
   Rent and royalties..............................................       2,638          2,477
                                                                      ---------      ---------
         Total revenues............................................     559,353        831,454
Cost of goods sold (excluding depreciation):
   Fuel............................................................     375,827        619,679
   Non-fuel........................................................      64,384         75,645
                                                                      ---------      ---------
         Total cost of goods sold (excluding depreciation).........     440,211        695,324
                                                                      ---------      ---------

Gross profit (excluding depreciation)..............................     119,142        136,130
Operating expenses.................................................      86,036         98,804
Selling, general and administrative expenses.......................      10,405         10,627
Transition expense.................................................           -            324
Depreciation and amortization expense..............................      14,077         15,273
(Gain) loss on asset sales.........................................          12           (186)
                                                                      ---------      ---------
Income from operations.............................................       8,612         11,288
Equity in earnings of affiliate....................................          79              -
Interest and other financial costs, net............................     (11,477)       (13,235)
                                                                      ---------      ---------
(Loss) before income taxes.........................................      (2,786)        (1,947)
Benefit for income taxes...........................................      (1,014)          (726)
                                                                      ---------      ---------

Net (loss).........................................................      (1,772)        (1,221)

Other comprehensive income (expense), net of tax (Note 4):
    Foreign currency translation adjustments.......................         (52)           (53)
                                                                      ---------      ---------
Comprehensive income (loss)........................................   $  (1,824)     $  (1,274)
                                                                      =========      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                       2004            2005
                                                                                     --------        --------
                                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss).....................................................................   $ (1,772)       $ (1,221)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization expense.......................................     14,077          15,273
      Amortization of deferred financing costs....................................        921           1,090
      Deferred income tax provision...............................................     (1,194)         (1,036)
      Provision for doubtful accounts.............................................        150             100
      (Gain) loss on sales of property and equipment..............................         12            (186)
      Changes in assets and liabilities, adjusted for the effects of business acquisitions:
        Accounts receivable.......................................................    (10,307)        (19,344)
        Inventories...............................................................       (970)         (3,785)
        Other current assets......................................................        626             974
        Accounts payable and other accrued liabilities............................     31,425          36,402
      Other, net..................................................................        741             (29)
                                                                                     --------        --------
      Net cash provided by operating activities...................................     33,709          28,238
                                                                                     --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions..........................................................          -            (935)
   Proceeds from asset sales......................................................          -             641
   Capital expenditures...........................................................    (11,003)        (13,829)
                                                                                     --------        --------
      Net cash used in investing activities.......................................    (11,003)        (14,123)
                                                                                     --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in excess of bank balances.................     (2,321)         (1,894)
   Revolving loan borrowings (repayments), net....................................     (5,600)        (25,000)
   Long-term debt repayments......................................................       (837)            (49)
   Other..........................................................................          -              38
                                                                                     --------        --------
      Net cash provided by (used in) financing activities.........................     (8,758)        (26,905)
                                                                                     --------        --------
      Effect of exchange rate changes on cash.....................................         (3)             (2)
                                                                                     --------        --------
        Net increase (decrease) in cash...........................................     13,945         (12,792)
Cash at the beginning of the period...............................................     15,005          45,846
                                                                                     --------        --------
Cash at the end of the period.....................................................   $ 28,950        $ 33,054
                                                                                     ========        ========

       The accompanying notes are an integral part of these consolidated financial statements.

                         TRAVELCENTERS OF AMERICA, INC.
     UNAUDITED CONSOLIDATED STATEMENT OF NONREDEEMABLE STOCKHOLDERS' EQUITY

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  -------------------------
                                                                                     2004           2005
                                                                                  ----------     ----------
                                                                                  (IN THOUSANDS OF DOLLARS)
COMMON STOCK:
   Balance at beginning and end of period....................................     $        3     $        3
                                                                                  ==========     ==========

ADDITIONAL PAID-IN CAPITAL:
   Balance at beginning and end of period....................................     $  216,112     $  215,743
                                                                                  ==========     ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
   Balance at beginning of period............................................     $      804     $    1,122
       Foreign currency translation adjustments, net of tax..................            (52)           (53)
                                                                                  ----------     ----------

   Balance at end of period..................................................     $      752     $    1,069
                                                                                  ==========     ==========

ACCUMULATED DEFICIT:
   Balance at beginning of period............................................     $ (193,877)    $ (179,015)
          Net loss...........................................................         (1,772)        (1,221)
                                                                                  ----------     ----------

   Balance at end of period..................................................     $ (195,649)    $ (180,236)
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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS DESCRIPTION AND SUMMARY OF OPERATING STRUCTURE

      We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system and in Canada to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. At March 31, 2005, our geographically diverse nationwide network of full-service travel centers consisted of 159 sites located in 40 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

-  sites operated by us, which we refer to as company-operated sites;

- sites owned by us and leased to independent lessee-franchisees, which we refer to as leased sites; and

- sites owned and operated by independent franchisees, which we refer to as franchisee-owned sites.

      At March 31, 2005, our network consisted of 138 company-operated sites, 11 leased sites and 10 franchisee-owned sites. During the three-month period ended March 31, 2005, we converted one leased site to a company-operated site.

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

      The consolidated financial statements include the accounts of TravelCenters of America, Inc. and its wholly owned subsidiaries, TA Operating Corporation and TA Franchise Systems Inc., as well as TA Licensing, Inc., TA Travel, L.L.C., 3073000 Nova Scotia Company, TravelCentres Canada Inc., and TravelCentres Canada Limited Partnership, which are all direct or indirect wholly owned subsidiaries of TA Operating Corporation. Intercompany accounts and transactions have been eliminated. With only one of our 159 travel centers located in Canada, the amounts of revenues and long-lived assets located in Canada are not material.

      The accompanying unaudited, consolidated financial statements as of and for the quarters ended March 31, 2004 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, all of which were of a normal recurring nature, necessary to state fairly, in all material respects, our consolidated financial position at March 31, 2005, and our results of operations, changes in nonredeemable stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2005, and are not necessarily indicative of the results to be expected for the full year.

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

                         TRAVELCENTERS OF AMERICA, INC.
          SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

3.    ACQUISITION

      On December 1, 2004, we acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers located in seven states, primarily in the southwestern region of the United States. The acquisition was completed to strengthen our presence in the southwestern United States and included the land, buildings, equipment, inventories and certain prepaid assets at the eleven travel centers. The results from these eleven sites were included in our consolidated financial statements from December 1, 2004. The following unaudited pro forma information presents our results of operations as if the acquisition of the Rip Griffin sites had taken place on January 1, 2004.

                                                                                 THREE MONTHS ENDED
                                                                                   MARCH 31, 2004
                                                                              -------------------------
                                                                              (IN THOUSANDS OF DOLLARS)
Total revenue..............................................................          $  596,173
Gross profit...............................................................          $  130,456
Income (loss) from continuing operations...................................          $   (1,499)
Net income.................................................................          $   (1,499)

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2004, or that may result in the future.

4.    COMPREHENSIVE INCOME

      Income tax provision (benefit) related to other comprehensive income
(loss) consisted of the following:

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2004           2005
                                                                              -----------   -----------
                                                                              (IN THOUSANDS OF DOLLARS)
Related to gain or loss on foreign currency translation adjustments........   $      (19)   $      (17)
                                                                              ----------    ----------
    Total..................................................................   $      (19)   $      (17)
                                                                              ==========    ==========

5.    INVENTORIES

      Inventories consisted of the following:

                                                                              DECEMBER 31,    MARCH 31,
                                                                                 2004           2005
                                                                              ------------   ----------
                                                                              (IN THOUSANDS OF DOLLARS)
Non-fuel merchandise.......................................................   $    65,663    $   68,500
Petroleum products.........................................................        10,244        11,523
                                                                              -----------    ----------
    Total inventories......................................................   $    75,907    $   80,023
                                                                              ===========    ==========

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    GOODWILL AND INTANGIBLE ASSETS

      For the three-month period ended March 31, 2005, we recorded goodwill of $743,000 in connection with converting a leased site to a company-operated site. The changes in the carrying amount of goodwill for the three months ended March 31, 2004 and 2005 were as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -------------------------
                                                                         2004            2005
                                                                      ----------     ----------
                                                                      (IN THOUSANDS OF DOLLARS)
Balance as of beginning of period...................................  $   25,584     $   48,898
Goodwill recorded during the period.................................           -            743
                                                                      ----------     ----------
Balance as of end of period.........................................  $   25,584     $   49,641
                                                                      ==========     ==========

      The net carrying amount of intangible assets is included within other noncurrent assets in our consolidated balance sheet. Intangible assets, net consisted of the following:

                                                                      DECEMBER 31,    MARCH 31,
                                                                          2004          2005
                                                                      ------------   ----------
                                                                      (IN THOUSANDS OF DOLLARS)
Amortizable intangible assets:
       Leasehold interest...........................................  $     1,724    $    1,724
       Other........................................................        1,396         1,396
                                                                      -----------    ----------
           Total amortizable intangible assets......................        3,120         3,120
       Less - accumulated amortization..............................        2,421         2,474
                                                                      -----------    ----------
           Net carrying value of amortizable intangible assets......          699           646
Net carrying value of trademarks....................................        1,398         1,398
                                                                      -----------    ----------
           Intangible assets, net...................................  $     2,097    $    2,044
                                                                      ===========    ==========

      Total amortization expense for our amortizable intangible assets for the three-month periods ended March 31, 2004 and 2005 was $47,000 and $53,000, respectively. The estimated aggregate amortization expense for our amortizable intangible assets for the year ending December 31, 2005 and each of the four succeeding fiscal years are $130,000 for 2005 and $60,000 for each of 2006, 2007, 2008 and 2009.

7.    STOCK-BASED EMPLOYEE COMPENSATION

      We account for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For granted options that vest over time, no compensation expense is reflected in net income, as all of those options had an exercise price equal to or greater than the market value of the underlying common stock at the date of grant. For granted options that vest based on attaining certain measures of performance, compensation expense is recognized when it becomes probable that the performance triggers for such options will be achieved. The following table illustrates the effect on net
(loss) if we had applied the fair value recognition provisions of FAS No. 123 to stock-based employee compensation.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -------------------------
                                                                                     2004           2005
                                                                                  ----------     ----------
                                                                                  (IN THOUSANDS OF DOLLARS)
Net (loss), as reported.........................................................  $  (1,772)     $  (1,221)
Add back - Stock-based employee compensation expense, net of related tax
    effects, included in net (loss) as reported.................................          -              7
Deduct - Total stock-based employee compensation expense determined under fair
    value based methods for all awards, net of related tax effects..............       (168)          (166)
                                                                                  ---------      ---------
Pro forma net (loss)............................................................  $  (1,940)     $  (1,380)
                                                                                  =========      =========

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

      We have received notices of alleged violations of Environmental Laws, or are aware of the need to undertake corrective actions to comply with Environmental Laws, at company-owned travel centers in a number of jurisdictions. We do not expect that any financial penalties associated with these alleged violations, or compliance costs incurred in connection with these violations or corrective actions, will be material to our results of operations or financial condition. We are conducting investigatory and/or remedial actions with respect to releases of Hazardous Substances at a number of our sites. While we cannot precisely estimate the ultimate costs we will incur in connection with the investigation and remediation of these properties, based on our current knowledge, we do not expect that the costs to be incurred at these properties, individually or in the aggregate, will be material to our financial condition, results of operations or liquidity.

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

      We have obtained insurance of up to $35,000,000 for known environmental liabilities and up to $40,000,000 for unknown environmental liabilities, subject, in each case, to certain limitations and deductibles. While it is not possible to quantify with certainty the environmental exposure, in our opinion, the potential liability, beyond that considered in the reserve we have recorded, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or liquidity.

      At March 31, 2005, we had a reserve for environmental matters of $13,681,000, a receivable for expected recoveries of certain of these estimated future expenditures and cash in an escrow account to fund certain of these estimated future expenditures, leaving an estimated net amount of $4,202,000 to be funded from future operating cash flows. The following table sets forth the various amounts recorded in our consolidated balance sheet as either current or noncurrent assets or liabilities.

                                                                                   AS OF MARCH 31, 2005
                                                                                -------------------------
                                                                                (IN THOUSANDS OF DOLLARS)
Gross liability for environmental matters:
      Included in the accrued liabilities balance.............................        $       5,739
      Included in the noncurrent liabilities balance..........................                7,942
                                                                                      -------------
         Total recorded liabilities...........................................               13,681
Less - expected recoveries of future expenditures:
      Included in the accounts receivable balance.............................                2,191
      Included in the other noncurrent assets balance.........................                2,018

Less-cash in escrow account included in other noncurrent assets...............                5,270
                                                                                      -------------
      Net environmental costs to be funded by future operating cash flows.....        $       4,202
                                                                                      =============

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

YEAR ENDING                                                                          ESTIMATED GROSS
DECEMBER 31,                                                                       FUTURE EXPENDITURES
------------                                                                    -------------------------
                                                                                (IN THOUSANDS OF DOLLARS)
The remainder of 2005.........................................................        $       4,968
2006..........................................................................                3,080
2007..........................................................................                2,405
2008..........................................................................                1,723
2009..........................................................................                1,419
Thereafter....................................................................                   86
                                                                                      -------------
                                                                                      $      13,681
                                                                                      =============

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

9.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2004            2005
                                                                              ----------    -----------
                                                                              (IN THOUSANDS OF DOLLARS)
Revolving loan borrowings.................................................    $   94,100    $   35,300
Revolving loan repayments.................................................       (99,700)      (60,300)
                                                                              ----------    ----------
  Revolving loan borrowings (repayments), net.............................    $   (5,600)   $  (25,000)
                                                                              ==========    ==========
Cash paid during the period for:
  Interest................................................................    $    5,480    $    5,449
  Income taxes (net of refunds)...........................................    $      269    $      538
Inventory received in liquidation of trade accounts receivable............    $        -    $      324

10.   OTHER INFORMATION

      Interest and other financial costs consisted of the following:

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -------------------------
                                                                                 2004          2005
                                                                              -----------   -----------
                                                                              (IN THOUSANDS OF DOLLARS)
Cash interest expense.....................................................    $  (10,175)   $  (11,762)
Cash interest income......................................................            23            74
Amortization of discount on debt..........................................          (404)         (457)
Amortization of deferred financing costs..................................          (921)       (1,090)
                                                                              ----------    ----------
Interest and other financial costs, net...................................    $  (11,477)   $  (13,235)
                                                                              ==========    ==========

11.   RELATED PARTY TRANSACTIONS

      Certain members of our senior management have purchased common stock pursuant to management subscription agreements. As a result of such purchases, we have notes and related interest receivable from the management stockholders totaling $1,514,000 and $1,571,000 at December 31, 2004 and March 31, 2005,
respectively.

      Until April 2004, we owned a 21.5% voting interest in Simons Petroleum, Inc. During the three-month period ended March 31, 2004, diesel fuel provided by Simons accounted for $63,406,000 of our cost of goods sold and we made sales of diesel fuel to Simons in the amount of $494,000. We also lease a travel center from Simons and the rent expense related to this site for the three-month period ended March 31, 2004 was $102,000.

                         TRAVELCENTERS OF AMERICA, INC.
         SELECTED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.   CONDENSED CONSOLIDATING FINANCIAL STATEMENT SCHEDULES

      The following schedules set forth our condensed consolidating balance sheet schedules as of December 31, 2004 and March 31, 2005 and our condensed consolidating statement of operations schedules and condensed consolidating statement of cash flows schedules for the three-month periods ended March 31, 2004 and 2005. In the following schedules, "Parent Company" refers to the unconsolidated balances of TravelCenters of America, Inc., "Guarantor Subsidiaries" refers to the consolidated balances of TA Operating Corporation and its domestic subsidiaries, but excluding its three Canadian subsidiaries, and "Nonguarantor Subsidiaries" refers to the combined balances of TA Franchise Systems Inc. and our three Canadian subsidiaries. "Eliminations" represent the adjustments necessary to (a) eliminate intercompany transactions and (b) eliminate investments in subsidiaries.

      The Guarantor Subsidiaries (TA Operating Corporation, TA Licensing, Inc., and TA Travel, L.L.C.), are direct or indirect wholly-owned subsidiaries of ours and have fully and unconditionally, jointly and severally, guaranteed the indebtedness of TravelCenters of America, Inc., which consists of the Senior Credit Facility and the Senior Subordinated Notes due 2009.

CONDENSED CONSOLIDATING BALANCE SHEET SCHEDULES:

                                                                         DECEMBER 31, 2004
                                                 -----------------------------------------------------------------
                                                  PARENT     GUARANTOR    NONGUARANTOR
                                                  COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents..................   $       -    $  45,109    $     737     $       -     $  45,846
   Accounts receivable, net...................           -       61,178        1,305          (999)       61,484
   Inventories................................           -       75,426          481             -        75,907
   Deferred income taxes......................           -        6,939           13             -         6,952
   Other current assets.......................         778        7,602           (3)          (30)        8,347
                                                 ---------    ---------    ---------     ---------     ---------
        Total current assets..................         778      196,254        2,533        (1,029)      198,536
Property and equipment, net...................           -      594,709        9,650             -       604,359
Goodwill......................................           -       48,898            -             -        48,898
Deferred financing costs, net.................      28,289            -            -             -        28,289
Deferred income taxes.........................      17,642      (13,419)         140             -         4,363
Other noncurrent assets.......................         817       19,250            -        (6,783)       13,284
Investment in subsidiaries....................     298,103        3,439            -      (301,542)            -
                                                 ---------    ---------    ---------     ---------     ---------
        Total assets..........................   $ 345,629    $ 849,131    $  12,323     $(309,354)    $ 897,729
                                                 =========    =========    =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt.......   $       -    $     198    $       -     $       -     $     198
   Accounts payable...........................           -       88,202          662          (110)       88,754
   Other accrued liabilities..................        (991)      62,499        1,210          (918)       61,800
                                                 ---------    ---------    ---------     ---------     ---------
        Total current liabilities.............        (991)     150,899        1,872        (1,028)      150,752
Long-term debt (net of unamortized discount)..     680,360        2,532        6,783        (6,783)      682,892
Deferred income taxes.........................           -        1,156            -             -         1,156
Intercompany payable (receivable).............    (373,589)     379,179       (5,590)            -             -
Other noncurrent liabilities..................           -       23,212            -             -        23,212
                                                 ---------    ---------    ---------     ---------     ---------
        Total liabilities.....................     305,780      556,978        3,065        (7,811)      858,012
Redeemable equity.............................       1,864            -            -             -         1,864
Nonredeemable stockholders' equity:
   Common stock and other nonredeemable
   stockholders' equity.......................     217,000      186,284        4,348      (190,764)      216,868
   Retained earnings (deficit)................    (179,015)     105,869        4,910      (110,779)     (179,015)
                                                 ---------    ---------    ---------     ---------     ---------
        Total nonredeemable stockholders'
           equity.............................      37,985      292,153        9,258      (301,543)       37,853
                                                 ---------    ---------    ---------     ---------     ---------
        Total liabilities, redeemable equity
           and nonredeemable stockholders'
           equity.............................   $ 345,629    $ 849,131    $  12,323     $(309,354)    $ 897,729
                                                 =========    =========    =========     =========     =========

                                                                          MARCH 31, 2005
                                            -----------------------------------------------------------------
                                              PARENT    GUARANTOR    NONGUARANTOR
                                             COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            ---------  ------------  ------------  ------------  ------------
                                                                    (IN THOUSANDS OF DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents.............   $       -    $  32,364    $     690     $       -     $  33,054
   Accounts receivable, net..............           -       80,969        1,222        (1,792)       80,399
   Inventories...........................           -       79,557          466             -        80,023
   Deferred income taxes.................           -        6,940           12             -         6,952
   Other current assets..................         520        6,942           62          (147)        7,377
                                            ---------    ---------    ---------     ---------     ---------
        Total current assets.............         520      206,772        2,452        (1,939)      207,805
Property and equipment, net..............           -      593,927        9,440             -       603,412
Goodwill.................................           -       49,641            -             -        49,641
Deferred financing costs, net............      27,199            -            -             -        27,199
Deferred income taxes....................      18,442      (13,358)         184             -         5,268
Other noncurrent assets..................         798       18,962            -        (6,741)       13,019
Investment in subsidiaries...............     301,056        3,375            -      (304,431)            -
                                            ---------    ---------    ---------     ---------     ---------
        Total assets.....................   $ 348,015    $ 859,364    $  12,076     $(313,111)    $ 906,344
                                            =========    =========    =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt..   $   1,188    $     200    $       -     $       -     $   1,388
   Accounts payable......................           -      113,321          470          (332)      113,459
   Other accrued liabilities.............       2,338       69,698        1,935        (1,607)       72,364
                                            ---------    ---------    ---------     ---------     ---------
        Total current liabilities........       3,526      183,219        2,405        (1,939)      187,211
Long-term debt (net of unamortized
   discount).............................     654,601        2,509        6,741        (6,741)      657,110
Deferred income taxes....................           -        1,010            -             -         1,010
Intercompany payable (receivable)........    (348,778)     355,207       (6,429)            -             -
Other noncurrent liabilities.............           -       22,532            -             -        22,532
                                            ---------    ---------    ---------     ---------     ---------
        Total liabilities................     309,349      564,477        2,717        (8,680)      867,863
Redeemable equity........................       1,902            -            -             -         1,902
Nonredeemable stockholders' equity:
    Common stock and other
       nonredeemable stockholders' equity     217,000      186,258        4,321      (190,764)      216,815
    Retained earnings
       (accumulated deficit).............    (180,236)     108,629        5,038      (113,667)     (180,236)
                                            ---------    ---------    ---------     ---------     ---------
        Total nonredeemable stockholders'
           equity........................      36,764      294,887        9,359      (304,431)       36,579
                                            ---------    ---------    ---------     ---------     ---------
        Total liabilities, redeemable
           equity and nonredeemable
           stockholders' equity..........   $ 348,015    $ 859,364    $  12,076     $(313,111)    $ 906,344
                                            =========    =========    =========     =========     =========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS SCHEDULES:

                                                                 THREE MONTHS ENDED MARCH 31, 2004
                                             -----------------------------------------------------------------
                                               PARENT    GUARANTOR    NONGUARANTOR
                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------  ------------  ------------  ------------  ------------
                                                                 (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel....................................  $       -    $ 393,356    $   4,055     $       -     $ 397,411
   Non-fuel................................          -      158,459          845             -       159,304
   Rent and royalties......................          -        2,339        1,173          (874)        2,638
                                             ---------    ---------    ---------     ---------     ---------
   Total revenues..........................          -      554,154        6,073          (874)      559,353
Cost of goods sold (excluding depreciation)          -      435,970        4,241             -       440,211
                                             ---------    ---------    ---------     ---------     ---------
Gross profit (excluding depreciation)......          -      118,184        1,832          (874)      119,142
Operating expenses.........................          -       85,498        1,412          (874)       86,036
Selling, general and
    administrative expenses................        317        9,777          311             -        10,405
Depreciation and amortization expense......          -       13,940          137             -        14,077
Loss on asset sales........................          -           12            -             -            12
                                             ---------    ---------    ---------     ---------     ---------
Income (loss) from operations..............       (317)       8,957          (28)            -         8,612
Equity income (loss).......................      2,308           56            -        (2,285)           79
Interest and other financial costs, net....     (6,098)      (5,304)         (75)            -       (11,477)
                                             ---------    ---------    ---------     ---------     ---------
Income (loss) before income taxes..........     (4,107)       3,709         (103)       (2,285)       (2,786)
Provision (benefit) for income taxes.......     (2,335)       1,350          (29)            -        (1,014)
                                             ---------    ---------    ---------     ---------     ---------
Net income (loss)..........................  $  (1,772)   $   2,359    $     (74)    $  (2,285)    $  (1,772)
                                             =========    =========    =========     =========     =========

                                                             THREE MONTHS ENDED MARCH 31, 2005
                                             -----------------------------------------------------------------
                                               PARENT    GUARANTOR    NONGUARANTOR
                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------  ------------  ------------  ------------  ------------
                                                                 (IN THOUSANDS OF DOLLARS)
Revenues:
   Fuel....................................  $       -    $ 634,719    $   6,302     $       -     $ 641,021
   Non-fuel................................          -      186,742        1,214             -       187,956
   Rent and royalties......................          -        1,889        1,160          (572)        2,477
                                             ---------    ---------    ---------     ---------     ---------
   Total revenues..........................          -      823,350        8,676          (572)      831,454
Cost of goods sold (excluding depreciation)          -      688,734        6,590             -       695,324
                                             ---------    ---------    ---------     ---------     ---------
Gross profit (excluding depreciation)......          -      134,616        2,086          (572)      136,130
Operating expenses.........................          -       98,056        1,320          (572)       98,804
Selling, general and
    administrative expenses................        338        9,993          296             -        10,627
Transition expense.........................          -          324            -             -           324
Depreciation and amortization expense......          -       15,126          147             -        15,273
(Gain) on asset sales......................          -         (186)           -             -          (186)
                                             ---------    ---------    ---------     ---------     ---------
Income (loss) from operations..............       (338)      11,303          323             -        11,288
Equity income (loss).......................      2,952          (64)           -        (2,888)            -
Interest and other financial costs, net....     (6,318)      (6,797)        (120)            -       (13,235)
                                             ---------    ---------    ---------     ---------     ---------
Income (loss) before income taxes..........     (3,704)       4,442          203        (2,888)       (1,947)
Provision (benefit) for income taxes.......     (2,483)       1,682           75             -          (726)
                                             ---------    ---------    ---------     ---------     ---------
Net income (loss)..........................  $  (1,221)   $   2,760    $     128     $  (2,888)    $  (1,221)
                                             =========    =========    =========     =========     =========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW SCHEDULES:

                                                             THREE MONTHS ENDED MARCH 31, 2004
                                             -----------------------------------------------------------------
                                               PARENT    GUARANTOR    NONGUARANTOR
                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES .................    $   (440)    $ 34,115      $     34     $       -      $ 33,709
                                             --------     --------      --------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .................           -      (11,003)            -             -       (11,003)
                                             --------     --------      --------     ---------      --------
     Net cash used in investing
        activities ......................           -      (11,003)            -             -       (11,003)
                                             --------     --------      --------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances ...........           -       (2,321)            -             -        (2,321)
   Revolving loan borrowings
      (repayments), net .................      (5,600)           -             -             -        (5,600)
   Long-term debt repayments ............        (791)         (46)            -             -          (837)
   Intercompany advances ................       6,831       (7,065)          234             -             -
                                             --------     --------      --------     ---------      --------
      Net cash provided by (used in)
        financing activities ............         440       (9,432)          234             -        (8,758)
                                             --------     --------      --------     ---------      --------
      Effect of exchange rate changes on
        cash ............................           -            -            (3)            -            (3)
                                             --------     --------      --------     ---------      --------
      Net increase (decrease) in cash and
        cash equivalents ................           -       13,680           265             -        13,945
Cash and cash equivalents at the
   beginning of the period ..............           -       14,746           259             -        15,005
                                             --------     --------      --------     ---------      --------
Cash and cash equivalents at the end of
   the period ...........................    $      -     $ 28,426      $    524     $       -      $ 28,950
                                             ========     ========      ========     =========      ========

                                                             THREE MONTHS ENDED MARCH 31, 2005
                                             -----------------------------------------------------------------
                                               PARENT    GUARANTOR    NONGUARANTOR
                                              COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------  ------------  ------------  ------------  ------------
                                                                     (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN)
   OPERATING ACTIVITIES..................    $    151     $ 27,292      $    795     $       -      $ 28,238
                                             --------     --------      --------     ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions.................           -         (935)            -             -          (935)
   Proceeds from asset sales.............           -          641             -             -           641
   Capital expenditures..................           -      (13,829)            -             -       (13,829)
                                             --------     --------      --------     ---------      --------
     Net cash used in investing
        activities.......................           -      (14,123)            -             -       (14,123)
                                             --------     --------      --------     ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks drawn in
      excess of bank balances............           -       (1,894)            -             -        (1,894)
   Revolving loan borrowings
      (repayments), net..................     (25,000)           -             -             -       (25,000)
   Long-term debt repayments.............           -          (49)            -             -           (49)
   Other.................................          38            -             -             -            38
   Intercompany advances.................      24,811      (23,971)         (840)            -             -
                                             --------     --------      --------     ---------      --------
      Net cash provided by (used in)
        financing activities.............        (189)     (25,914)         (840)            -       (26,943)
                                             --------     --------      --------     ---------      --------
      Effect of exchange rate changes on
        cash.............................           -            -            (2)            -            (2)
                                             --------     --------      --------     ---------      --------
      Net increase (decrease) in cash and
        cash equivalents.................           -            -                                   (12,792)
Cash and cash equivalents at the
   beginning of the period...............           -       45,109           737             -        45,846
                                             --------     --------      --------     ---------      --------
Cash and cash equivalents at the end of
   the period............................    $      -     $ 32,364      $    690     $       -      $ 33,054
                                             ========     ========      ========     =========      ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and selected notes to unaudited consolidated financial statements included herein, and the audited financial statements and the Management's Discussion and Analysis included with our Form 10-K for the year ended December 31, 2004. Our results of operations for a particular quarter may not be indicative of results expected during the other quarters or for the entire year.

CRITICAL ACCOUNTING POLICIES

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

         We are a holding company which, through our wholly owned subsidiaries, owns, operates and franchises travel centers along the United States interstate highway system to serve long-haul trucking fleets and their drivers, independent truck drivers and general motorists. Our network is the largest nationwide, full-service travel center network in the United States. At March 31, 2005, our geographically diverse network consisted of 159 sites located in 40 states and the province of Ontario, Canada. Our operations are conducted through three distinct types of travel centers:

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

         The non-fuel products and services we offer to our customers complement our fuel business and provide us a means to increase our revenues and gross profit despite price pressure on fuel as a result of competition and volatile crude oil and petroleum product prices. For the three-month periods ended March 31, 2004 and 2005, our revenues and gross profit were composed as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        ------------------
                                                        2004        2005
                                                        -----       -----
Revenues:
   Fuel ............................................     71.0%       77.1%
   Non-fuel ........................................     28.5%       22.6%
   Rent and royalties ..............................      0.5%        0.3%
                                                        -----       -----
         Total revenues ............................    100.0%      100.0%
                                                        =====       =====
Gross profit (excluding depreciation):
   Fuel ............................................     18.1%       15.7%
   Non-fuel ........................................     79.7%       82.5%
   Rent and royalties ..............................      2.2%        1.8%
                                                        -----       -----
         Total gross profit (excluding depreciation)    100.0%      100.0%
                                                        =====       =====

COMPOSITION OF OUR NETWORK

      The changes in the number of sites within our network and in their method of operation (company-operated, leased or franchisee-owned) are significant factors influencing the changes in our results of operations. The following table summarizes the changes in the composition of our network from December 31, 2003 through March 31, 2005:

                                                           COMPANY-          FRANCHISEE-
                                                           OPERATED  LEASED     OWNED     TOTAL
                                                             SITES   SITES      SITES     SITES
                                                           --------  ------  -----------  -----
Number of sites at December 31, 2003 ...................     126       14        10        150

2004 First Quarter Activity:
   No activity .........................................       -        -         -          -
                                                             ---      ---       ---        ---
Number of sites at March 31, 2004 ......................     126       14        10        150

April - December 2004 Activity:
   New sites ...........................................      12        -         -         12
   Sales of sites ......................................      (2)       -         -         (2)
   Conversions of leased sites to
     company-operated sites ............................       2       (2)        -          -
                                                             ---      ---       ---        ---
Number of sites at December 31, 2004 ...................     138       12        10        160

2005 Activity:
   Sales of sites ......................................      (1)       -         -         (1)
   Conversion of leased sites to company-operated sites        1       (1)        -          -
                                                             ---      ---       ---        ---
Number of sites at March 31, 2005 ......................     138       11        10        159
                                                             ===      ===       ===        ===

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

      For purposes of the following discussion, the sites acquired from Rip Griffin were treated as same-sites and the actual results of those sites for the current year and prior year (under Rip Griffin's ownership) periods were included in calculating the same-site growth statistics.

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

QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004

      Revenues. Our consolidated revenues for the three-month period ended March 31, 2005 were $831.5 million, which represents an increase from the three-month period ended March 31, 2004 of $272.1 million, or 48.6%, that is primarily attributable to an increase in fuel revenue but also resulted from increased non-fuel revenues, both of which factors were affected by the acquistion of eleven travel centers from Rip Griffin Truck Service Center, Inc. on December 1, 2004.

      Fuel revenue for the three-month period ended March 31, 2005 increased by $243.6 million, or 61.3%, as compared to the three-month period ended March 31, 2004. The increase was attributable principally to increased average selling prices for both diesel fuel and gasoline, but also to increased levels of diesel fuel and gasoline sales volumes. Average diesel fuel and gasoline sales prices for the three-month period ended March 31, 2005 increased by 41.0% and 22.4%, respectively, as compared to the three-month period ended March 31, 2004, reflecting increases in commodity prices that were attributable to higher crude oil costs that were primarily due to increased worldwide demand and the expectations of continuing growth in demand. Diesel fuel and gasoline sales volumes for the three-month period ended March 31, 2005 increased 17.3% and 8.5%, respectively, as compared to the three-month period ended March 31, 2004. For the three-month period ended March 31, 2005, we sold 382.9 million gallons of diesel fuel and 44.2 million gallons of gasoline, as compared to 326.3 million gallons of diesel fuel and 40.8 million gallons of gasoline for the three-month period ended March 31, 2004. The diesel fuel sales volume increase of 56.6 million gallons primarily resulted from a net increase in sales volumes at sites we added to or eliminated from our network during 2004 and 2005, particularly the 11 sites acquired from Rip Griffin in December 2004, an increase in same-site diesel fuel sales volumes, and a 7.0 million gallon increase in wholesale diesel fuel sales volume. The gasoline sales volume increase of 3.5 million gallons was primarily attributable to a net increase in sales volumes at company-operated sites we added to or eliminated from our network during 2004 and 2005, particularly the 11 sites acquired from Rip Griffin in December 2004, and an increase in same-site gasoline sales volumes. For the three-month period ended March 31, 2005 as compared to the same period in the prior year, same-site diesel fuel sales volumes increased by 10.1% and same-site gasoline sales volumes increased by 2.3%. We believe the same-site diesel fuel sales volume increase resulted from an improved freight market in 2005 and our retail diesel fuel pricing in response to intense price competition, which factors were somewhat offset by an increase in the level of freight carried by train instead of truck and an increase in trucking fleets' self-fueling at their own terminals due to the wide fluctuations in, and high levels of, diesel prices in 2005. We believe the same-site increase in gasoline sales volume resulted primarily from increased general motorist visits to our sites as a result of our more aggressive retail gasoline pricing program as well as site improvements made as part of our capital investment program. However, we believe that the same-site gasoline sales volume growth rate was somewhat reduced by the historically high levels of retail gasoline prices and the effect such price levels have on general motorist interstate travel in particular.

      Non-fuel revenues for the three-month period ended March 31, 2005 of $188.0 million reflected an increase of $28.7 million, or 18.0%, as compared to the three-month period ended March 31, 2004. The increase was primarily attributable to the net increase in sales at the company-operated sites we added to or eliminated from our network during 2004 and 2005, particularly the 11 sites acquired from Rip Griffin in December 2004. For the three-month period ended March 31, 2005 as compared to the same period in the prior year, same-site non-fuel revenues increased by 7.3%. We believe the same-site increase reflected increased customer traffic resulting, in part, from the significant capital improvements that we have made in the network under our capital investment program to upgrade our travel centers, an improved freight market and also from our fuel pricing strategy.

      Rent and royalty revenues for the three-month period ended March 31, 2005 reflected a $0.2 million, or 6.1%, decrease as compared to the three-month period ended March 31, 2004. This decrease was attributable to the rent and royalty revenue lost as a result of the conversions of three leased sites to company-operated sites during 2004 and 2005. This decrease was partially offset by a 4.5% increase in same-site royalty revenue and a 4.9% increase in same-site rent revenue.

      Gross Profit (excluding depreciation). Our gross profit for the three-month period ended March 31, 2005 was $136.1 million, compared to $119.1 million for the three-month period ended March 31, 2004, an increase of $17.0 million, or 14.3%. The increase in our gross profit was primarily due to the increases in diesel fuel, gasoline, and non-fuel sales volumes that was partially offset by a decrease in fuel margin per gallon and decreased rent and royalty revenue, as discussed above.

      Operating and Selling, General and Administrative Expenses. Operating expenses included the direct expenses of company-operated sites and the ownership costs of leased sites. Selling, general and administrative expenses included corporate overhead and administrative costs.

      Our operating expenses increased by $12.8 million, or 14.8%, to $98.8 million for the three-month period ended March 31, 2005 compared to $86.0 million for the three-month period ended March 31, 2004. This increase was primarily attributable to a net increase resulting from company-operated sites we added to our network or eliminated, particularly the 11 sites acquired from Rip Griffin in December 2004. On a same-site basis, operating expenses as a percentage of non-fuel revenues for 2005 were 52.2%, compared to 54.2% for the three-month period ended March 31, 2004, reflecting the results of our cost-cutting measures at our sites and an increased level of non-fuel sales relative to our fixed costs.

      Our selling, general and administrative expenses for the three-month period ended March 31, 2005 were $10.6 million, which reflected a $0.2 million, or 2.1%, increase from the three-month period ended March 31, 2004 that was primarily attributable to an increase in personnel costs that was partially attributable to the Rip Griffin acquisition.

      Transition Expense. Transition expense included the costs incurred in converting the travel centers acquired from Rip Griffin to our operating model and standards. In the three-month period ended March 31, 2005, we incurred $0.3 million of such costs, primarily consisting of site training and deferred maintenance expenses. We expect to incur a total of approximately $1.3 million of transition expenses during 2005 in connection with these sites.

      Depreciation and Amortization Expense. Depreciation and amortization expense for the three-month period ended March 31, 2005 was $15.3 million, compared to $14.1 million for the three-month period ended March 31, 2004, an increase of $1.2 million, or 8.5%, that was primarily due to the increase in our level of depreciable assets as a result of acquiring the Rip Griffin sites and terminating our master lease agreement, both of which occurred in December 2004.

      (Gain) loss on asset sales. For the three-month period ended March 31, 2005, the gain on asset sales of $0.2 million primarily was generated from the sale of one company-operated site.

      Income from Operations. We generated income from operations of $11.3 million for the three-month period ended March 31, 2005, compared to income from operations of $8.6 million for the three-month period ended March 31, 2004. This increase of $2.7 million, or 31.1%, as compared to the 2004 period was primarily attributable to the increased levels of fuel sales volumes, non-fuel revenues and non-fuel gross margin, all due largely to the acquisition of sites from Rip Griffin, which was partially offset by the decreased level of fuel margins per gallon.

      Interest and Other Financial Costs -- Net. Interest and other financial costs, net, for the three-month period ended March 31, 2005 increased by $1.8 million, or 15.3%, compared to the three-month period ended March 31, 2004. This increase primarily resulted from both an increased level of indebtedness during 2005 as compared to 2004, as a result of the 2004 Refinancing, and also rising interest rates throughout 2004 and 2005. The effects of these factors was partially offset by the decrease in our interest rate spreads as a result of the 2004 Refinancing.

      Income Taxes. Our effective income tax rates for the three-month periods ended March 31, 2005 and 2004 were 37.3% and 36.4%, respectively. These rates differed from the federal statutory rate due primarily to state and foreign income taxes and certain nondeductible expenses, partially offset by the benefit of certain tax credits.

RIP GRIFFIN ACQUISITION - PRO FORMA INFORMATION

      On December 1, 2004, we acquired from Rip Griffin Truck Service Center, Inc. the assets related to eleven travel centers. The results from these eleven sites were included in our results from that date. The following table presents our pro forma results of operations as if the acquisition of the Rip Griffin sites had taken place on January 1, 2004 and provides a comparison of these amounts to our actual results of operations as previously reported.

                                                      THREE MONTHS ENDED
                                                        MARCH 31, 2004
                                                   ------------------------
                                                   AS REPORTED    PRO FORMA
                                                   -----------    ---------
                                                   (IN MILLIONS OF DOLLARS)
Total revenue..................................     $   559.4     $  596.2
Gross profit...................................     $   119.1     $  130.7
Income (loss) from continuing operations.......     $    (1.8)    $   (1.3)
Net income.....................................     $    (1.8)    $   (1.3)

      These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on January 1, 2004, or that may result in the future.

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

      The primary risks we face with respect to the expected levels of operating cash flows are a decrease in the demand of our customers for our products and services, increases in crude oil and/or petroleum product prices and increases in interest rates. It is reasonably likely that interest rates and petroleum product prices will continue to rise during the remainder of 2005 from levels that existed during 2004 and the first three months of 2005, possibly to levels greater than that contemplated in our expectations. If the economy stagnates or worsens, our customers could be adversely affected, which could further intensify competition within our industry and reduce the level of cash we could generate from our operations. A one-percentage point increase in interest rates increases our annual cash outlays by approximately $4.8 million. A significant increase in diesel fuel and gasoline prices increases our cash investment in working capital and can also have a depressing effect on our sales volumes and fuel margins per gallon.

      The primary risk we face with respect to the expected availability of borrowing under our revolving credit facility are the limitations imposed upon us by the covenants contained in the 2004 Credit Agreement. Should our level of sales volume or interest rate and petroleum products price levels vary adversely and very significantly from expectations, it is possible that we would need to reduce our capital expenditures or be effectively barred from further revolving credit facility borrowings in order to maintain compliance with our debt covenants, in the absence of a debt covenant waiver or an amendment to the related agreement. We were in compliance with all of our debt covenants throughout the first three months of 2005 and as of March 31, 2005, and we expect to remain in compliance with all of our debt covenants throughout 2005. See "Adjusted EBITDA and Debt Covenant Compliance" below for further discussion.

      We anticipate that we will be able to fund our 2005 working capital requirements and capital expenditures primarily from funds generated from operations, supplemented, to the extent necessary, from borrowings under our revolving credit facility. Our long-term liquidity requirements, including capital expenditures, are expected to be financed by a combination of internally generated funds, borrowings and other sources of external financing as needed. Our ability to fund our capital investment requirements, interest and principal payment obligations and working capital requirements and to comply with all of the financial covenants under our debt agreements depends on our future operations, performance and cash flow. These are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. The expected level of capital expenditures, including business acquisitions but net of proceeds from asset sales, for 2005 is approximately $80 million. The 2005 capital investment plan is largely composed of growth-related projects such as expanding our truck repair and maintenance facilities, site re-image projects, adding QSRs, upgrading retail stores and restaurants, and building one new prototype travel center. The plan also includes approximately $9 million of transition capital expenditures primarily to rebrand and re-image the Rip Griffin sites acquired in December 2004. Given our forecasted level of cash flows from operations for 2005 and our planned level of capital expenditures, we expect that during the remainder of 2005 we will make our remaining scheduled debt repayments of $0.2 million and we also anticipate that we will have no net borrowings under our revolving credit facilities. We also expect to refinance our Senior Subordinated Notes due 2009 no later than November 2005, at which time they are callable at 106.375% of their face value.

HISTORICAL CASH FLOWS

      Net cash provided by operating activities was $28.2 million for the first quarter of 2005, compared to $33.7 million for the same period in the prior year. This $5.5 million decrease in cash provided by operations was primarily attributable to a $7.0 million increase in the amount of cash invested in net working capital that was somewhat offset by an increase in our profitability. The investment in working capital resulted primarily from the significant increases in diesel fuel and gasoline prices since December 31, 2004, which resulted in our accounts receivable and inventories balances increasing more than our current liabilities balances.

      Net cash used in investing activities was $14.1 million for the first quarter of 2005, as compared to $11.0 million for the first quarter of 2004. The level of capital expenditures in the first quarter of 2005 was $2.8 million greater than that in the first quarter of 2004. The increase in cash used in investing activities also resulted from a lack of business acquisitions or asset sales during 2004, as compared to the net expenditure of $0.3 million in these areas in the first quarter of 2005, which was related to the conversion of one leased site to a company-operated site and the sale of one-company-operated site. We expect cash used in investing activities for the year ending December 31, 2005 to total $80.1 million, as compared to $235.2 million for the year ended December 31, 2004. The decrease from 2004 is due to the Rip Griffin acquisition and master lease facility termination that were completed during 2004.

      Net cash used in financing activities was $26.9 million during the first quarter of 2005, as compared to $8.8 million of cash used in financing activities for the first quarter of 2004. During the first quarter of 2005, we made net repayments of revolving credit facility indebtedness of $25.0 million and reduced the amount of outstanding checks in excess of funds on deposit by $1.9 million. In the first quarter of 2004, we made net repayments of revolving credit facility indebtedness of $5.6 million, made scheduled debt repayments of $0.8 million and reduced the amount of outstanding checks in excess of funds on deposit by $2.3 million. The total amount of our scheduled debt repayments for 2005 is $0.2 million.

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

      We consider our Senior Credit Facility to be a material agreement. A majority of our outstanding indebtedness has been borrowed under the Senior Credit Facility. Further, the Senior Credit Facility requires us to maintain compliance with a variety of affirmative and negative covenants which primarily act to limit the types of business activities we can undertake; limits the amounts we can spend for items such as capital expenditures, dividends and distributions, investments, operating leases, etc.; and limits the amount of additional indebtedness we can incur and the liens that can be placed on our assets. We have maintained compliance with all of these covenants for all periods presented and expect to remain in compliance with all of the debt covenants to which we are subject through the remainder of 2005. Of the many debt covenants to which we are subject, there are two primary financial ratio covenants against which our quarterly results are compared. These two key debt covenant financial ratios are (a) an interest expense coverage ratio and (b) a leverage ratio. The interest expense coverage ratio is calculated by dividing Adjusted EBITDA for the trailing four quarters by interest expense (excluding the interest expense related to the amortization of debt discount and deferred financing costs) for the trailing four quarters. The leverage ratio is calculated by dividing net debt by Adjusted EBITDA for the trailing four quarters. Net debt is calculated by subtracting from total debt the cash balance in excess of $2.5 million. Failure to meet either of the financial ratio debt covenants could result in the lenders under our Senior Credit Facility declaring our indebtedness under the Senior Credit Facility immediately due and payable. However, the more likely consequence would be the negotiation of a waiver and/or amendment of the covenants, which is reasonably likely to require us to pay a significant amount of fees to the lenders and legal counsel and to further limit our ability to make cash disbursements, such as for capital expenditures. The following table sets forth the calculation of Adjusted EBITDA and information related to the debt covenant financial ratios.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                              -------------------------
                                                                 2004           2005
                                                              ---------      ----------
                                                              (IN THOUSANDS OF DOLLARS,
                                                                    EXCEPT RATIOS)
Net (loss) ................................................   $  (1,772)     $  (1,221)
Adjustments to reconcile net (loss) to Adjusted EBITDA:
   (Benefit) for income taxes .............................      (1,014)          (726)
   Interest and other financial costs, net ................      11,477         13,235
   Depreciation and amortization expense ..................      14,077         15,273
   Transition expense .....................................         --             324
   Other non-cash charges (credits), net ..................         146             86
                                                              ---------      ---------
Adjusted EBITDA ...........................................   $  22,914      $  26,971
                                                              =========      =========
Adjusted EBITDA for ratio measurement period ..............   $ 121,857      $ 135,534
                                                              =========      =========
Interest expense coverage ratio:
   Actual ratio at period end .............................        2.93x          3.23x
   Required ratio at period end (no less than).............        2.00x          2.50x
   Minimum amount of Adjusted EBITDA to meet required
     ratio.................................................   $  83,064      $ 104,926
Leverage ratio:
   Actual ratio at period end(1) ..........................        3.88x          4.13x
   Required ratio at period end (no greater than) .........        4.15x          5.50x
   Minimum amount of Adjusted EBITDA to meet required
     ratio.................................................   $ 113,953      $ 114,172

(1) The 2004 Credit Agreement specifies amounts to be added to our actual Adjusted EBITDA amounts in order to determine pro forma Adjusted EBITDA amounts to be used in the leverage ratio covenant tests during 2005 in order to adjust for the historical results of the sites acquired from Rip Griffin and the termination of our master lease agreement, each of which transaction was funded through the 2004 Refinancing. The pro forma Adjusted EBITDA amount used in this calculation for the twelve-month period ended March 31, 2005 was $151,921,000.

DESCRIPTION OF INDEBTEDNESS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2004, except that at March 31, 2005, we had no outstanding revolving credit facility borrowings and had issued letters of credit of $32.0 million, leaving $93.0 million of our $125 million revolving credit facility available for borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2004.

SUMMARY OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2004.

ENVIRONMENTAL MATTERS

      We own and operate underground storage tanks and aboveground storage tanks at company-operated sites and leased sites that must comply with Environmental Laws. We have estimated the current ranges of remediation costs at currently active sites and what we believe will be our ultimate share for those costs and, as of March 31, 2005, we had a reserve of $13.7 million for unindemnified environmental matters for which we are responsible, a receivable for estimated recoveries of these estimated future expenditures of $4.2 million and $5.3 million of cash in an escrow account to fund certain of these estimated expenditures, leaving an estimated net amount of $4.2 million to be funded from future operating cash flows. We estimate that the gross cash outlays related to the matters for which we have accrued this reserve will be approximately $5.0 million in the remainder of 2005; $3.1 million in 2006; $2.4 million in 2007; $1.7 million in 2008; $1.4 million in 2009 and $0.1 million thereafter. These cash expenditure amounts do not reflect any amounts for the expected recoveries as we cannot accurately predict the timing of those cash receipts. Under the environmental agreement entered into as part of the acquisition of the BP network, BP is required to provide indemnification for, and conduct remediation of, certain pre-closing environmental conditions. We have obtained insurance of up to $35.0 million for known and up to $40.0 million for unknown environmental liabilities, subject, in each case, to certain limitations. While it is not possible to quantify with certainty our environmental exposure, we believe that the potential liability, beyond that considered in the reserve, for all environmental proceedings, based on information known to date, will not have a material adverse effect on our financial condition, results of operations or our liquidity. For further discussion of environmental matters, see the footnotes to the unaudited consolidated financial statements included elsewhere in this quarterly report

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

      - success of new business ventures, including the risks that the Rip Griffin sites acquired and any other businesses or investments that we have acquired or may acquire may not be successfully integrated into our current business operations or may require a greater than expected level of transition expenditures to be integrated; and

      - availability of sufficient qualified personnel to staff company-operated sites.

         All of our forward-looking statements should be considered in light of these factors and all other risks discussed from time to time in our filings with the Securities and Exchange Commission. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, together with other members of our management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.


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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        During the three-month period ended March 31, 2005, we sold or issued the unregistered securities described below. The following transaction did not involve any public offering. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Rule 701 promulgated under the Securities Act and/or Regulation D promulgated under the Securities Act. This sale was made without general solicitation or advertising. The recipient in such transaction represented his intention to acquire the securities for investment only and not with a view to sell or for sale in connection with any distribution thereof. We sold the following:

   - We sold to a management employee 2,434 shares of our common stock at $31.75 per share. The proceeds from this sale were used for general corporate purposes.

ITEM 6. EXHIBITS

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

                                         TRAVELCENTERS OF AMERICA, INC.
                                                (Registrant)

Date: May 16, 2005                   By: /s/ James W. George
                                         --------------------------------------
                                         Name: James W. George
                                         Title: Executive Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer and
                                               Duly Authorized Officer)